Form 10-Q
period 2020-09-30
BBX Capital, Inc.
filed 2020-11-09
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BBX Capital, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-4669146
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

None

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X]NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[]	Non-accelerated filer [X ]	Smaller reporting company [ ]
Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2020 is as follows:

Class A Common Stock of $.01 par value, 15,624,091 shares outstanding.
Class B Common Stock of $.01 par value,  3,693,596 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.
Condensed Consolidated Statements of Financial Condition - Unaudited

	September 30,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents	$96,592	20,723
Restricted cash	250	529
Trade accounts receivable, net	15,337	13,104
Trade inventory	16,351	22,843
Real estate ($9,342 in 2020 and $11,297 in 2019 held for sale)	59,495	65,818
Investments in and advances to unconsolidated real estate joint ventures	60,648	57,330
Investment in and advances to IT'SUGAR, LLC	18,942	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	—
Property and equipment, net	6,122	29,836
Goodwill	—	37,248
Intangible assets, net	3,045	6,671
Operating lease assets	11,889	87,082
Deferred tax asset, net	8,696	3,280
Other assets	15,080	16,051
Discontinued operations total assets	—	992
Total assets	$387,447	361,507
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$5,848	10,104
Accrued expenses	13,384	14,115
Other liabilities	6,097	6,336
Due to parent	—	1,362
Operating lease liabilities	12,199	99,568
Notes payable and other borrowings	36,000	42,736
Discontinued operations total liabilities	—	1,041
Total liabilities	73,528	175,262
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest	—	4,009
Equity:
Bluegreen Vacations Holding Corporation equity	—	179,681
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,624,091 in 2020	156	—
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,693,596 in 2020	37	—
Additional paid-in capital	312,153	—
Retained earnings	—	—
Accumulated other comprehensive income	1,375	1,554
Total shareholders' equity	313,721	181,235
Noncontrolling interests	198	1,001
Total equity	313,919	182,236
Total liabilities and equity	$387,447	361,507

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2020	2019	2020	2019
Revenues:
Trade sales	$35,692	45,603	99,628	132,677
Sales of real estate inventory	4,970	370	14,248	5,030
Interest income	387	178	586	674
Net gains on sales of real estate assets	164	399	130	11,395
Other revenue	992	1,142	2,398	3,052
Total revenues	42,205	47,692	116,990	152,828
Costs and Expenses:
Cost of trade sales	27,981	30,704	80,154	91,845
Cost of real estate inventory sold	3,367	—	9,473	2,643
Interest expense	—	118	—	409
Recoveries from loan losses, net	(807)	(1,821)	(5,844)	(4,206)
Impairment losses	—	37	30,740	37
Selling, general and administrative expenses	18,110	23,194	54,024	68,504
Total costs and expenses	48,651	52,232	168,547	159,232
Operating losses	(6,446)	(4,540)	(51,557)	(6,404)
Equity in net (losses) earnings of unconsolidated real estate joint ventures	(646)	28,534	50	37,276
Loss on the deconsolidation of IT'SUGAR, LLC	(3,326)	—	(3,326)	—
Other income	81	67	192	621
Foreign exchange (loss) gain	(58)	1	214	(23)
(Loss) income before income taxes	(10,395)	24,062	(54,427)	31,470
Benefit (provision) for income taxes	1,633	(6,893)	10,847	(9,041)
Net (loss) income from continuing operations	(8,762)	17,169	(43,580)	22,429
Discontinued operations
Loss from operations	—	(4,829)	(91)	(9,473)
Benefit for income taxes	—	1,175	17	2,296
Loss from discontinued operations	—	(3,654)	(74)	(7,177)
Net (loss) income	(8,762)	13,515	(43,654)	15,252
Less: Net loss attributable to noncontrolling interests	510	97	4,822	165
Net (loss) income attributable to shareholders	$(8,252)	13,612	(38,832)	15,417

Basic and diluted (loss) earnings per share from continuing operations	$(0.43)	0.89	(2.01)	1.17
Basic and diluted loss per share from discontinued operations	—	(0.19)	—	(0.37)
Total basic and diluted (loss) earnings per share	(0.43)	0.70	(2.01)	0.80
Weighted average number of common shares outstanding	19,318	19,318	19,318	19,318
Net (loss) income	$(8,762)	13,515	(43,654)	15,252
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	15	17	19	54
Foreign currency translation adjustments	157	(75)	(198)	151
Other comprehensive income (loss), net	172	(58)	(179)	205
Comprehensive (loss) income, net of tax	(8,590)	13,457	(43,833)	15,457
Less: Comprehensive income attributable to noncontrolling interests	510	97	4,822	165
Comprehensive (loss) income attributable to shareholders	$(8,080)	13,554	(39,011)	15,622

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended September 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock			Additional	Comprehen-	Non-
	Class		Class		Parent	Paid-in	sive	controlling	Total
	A	B	A	B	Equity	Capital	Income	Interests	Equity
Balance, June 30, 2019	—	—	$—	—	207,742	—	1,479	1,071	210,292
Net income excluding $82 of loss attributable to redeemable noncontrolling interest	—	—	—	—	13,612		—	(179)	13,433
Other comprehensive loss	—	—	—	—	—	—	(58)	—	(58)
Net transfers to Parent	—	—	—	—	(28,726)	—	—	—	(28,726)
Balance, September 30, 2019	—	—	$—	—	192,628	—	1,421	892	194,941

Balance, June 30, 2020	—	—	$—	—	242,932	—	1,203	278	244,413
Net loss excluding $484 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(8,252)	—	—	(26)	(8,278)
Other comprehensive income	—	—	—	—	—	—	172	—	172
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	3,150	—	—	—	3,150
Net transfers from Parent	—	—	—	—	74,516	—	—	—	74,516
Issuance of common stock	15,624	3,694	156	37	(193)	—	—	—	—
Transfer to additional paid-in capital	—	—	—	—	(312,153)	312,153	—	—	—
Balance, September 30, 2020	15,624	3,694	$156	37	—	312,153	1,375	198	313,919

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock			Additional	Comprehen-	Non-
	Class		Class		Parent	Paid-in	sive	controlling	Total
	A	B	A	B	Equity	Capital	Income	Interests	Equity
Balance, December 31, 2018	—	—	$—	—	235,415	—	1,216	899	237,530
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	(2,202)	—	—	—	(2,202)
Net income excluding $158 of loss attributable to redeemable noncontrolling interest	—	—	—	—	15,417	—	—	(7)	15,410
Other comprehensive income	—	—	—	—	—	—	205	—	205
Net transfers to Parent	—	—	—	—	(56,002)	—	—	—	(56,002)
Balance, September 30, 2019	—	—	$—	—	192,628	—	1,421	892	194,941

Balance, December 31, 2019	—	—	$—	—	179,681	—	1,554	1,001	182,236
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(38,832)	—	—	(749)	(39,581)
Other comprehensive loss	—	—	—	—	—	—	(179)	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,248)	—	—	—	(1,248)
Reversal of accretion of redeemable noncontrolling interest					3,150	—	—	—	3,150
Net transfers from Parent	—	—	—	—	169,595	—	—	—	169,595
Issuance of common stock	15,624	3,694	156	37	(193)	—	—	—	—
Transfer to additional paid-in capital	—	—	—	—	(312,153)	312,153	—	—	—
Balance, September 30, 2020	15,624	3,694	$156	37	—	312,153	1,375	198	313,919

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net (loss) income	$(43,654)	15,252
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(5,844)	(4,206)
Depreciation, amortization and accretion, net	5,468	6,519
Net gains on sales of real estate and property and equipment	(130)	(11,105)
Equity earnings of unconsolidated real estate joint ventures	(50)	(37,276)
Return on investment in unconsolidated real estate joint ventures	3,934	38,020
Loss from the deconsolidation of IT'SUGAR, LLC	3,326	—
(Increase) decrease in deferred income tax asset, net	(5,402)	6,277
Impairment losses	31,588	6,786
Decrease (increase) in trade inventory	279	(5,016)
(Increase) decrease in trade receivables	(2,336)	5,042
Decrease (increase) in real estate inventory	925	(2,865)
Net change in operating lease asset and operating lease liability	(964)	683
(Increase) decrease in other assets	(1,388)	3,744
Increase (decrease) in accrued liabilities	12,376	(3,227)
(Decrease) increase in due to parent	(1,362)	582
Decrease in accounts payable	(4,256)	(1,554)
(Decrease) increase in other liabilities	(246)	3,716
Net cash (used in) provided by operating activities	(7,736)	21,372
Investing activities:
Return of investment in unconsolidated real estate joint ventures	4,631	30,331
Investments in unconsolidated real estate joint ventures	(14,009)	(20,076)
Proceeds from repayment of loans receivable	5,960	4,935
Proceeds from sales of real estate held-for-sale	2,151	32,136
Additions to real estate held-for-sale and held-for-investment	(70)	(438)
Purchases of property and equipment	(4,032)	(7,765)
Decrease in cash from other investing activities	(1,065)	(73)
Net cash (used in) provided by investing activities	(6,434)	39,050
		(Continued)

BBX Capital, Inc.
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Financing activities:
Repayments of notes payable and other borrowings	(15,415)	(2,699)
Proceeds from notes payable and other borrowings	10,919	663
Distributions to noncontrolling interests	(54)	—
Net transfers from (to) Parent	94,275	(56,002)
Net cash provided by (used in) financing activities	89,725	(58,038)
Increase in cash, cash equivalents and restricted cash	75,555	2,384
Cash, cash equivalents and restricted cash at beginning of period	21,287	30,082
Cash, cash equivalents and restricted cash at end of period	$96,842	32,466

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$—	—
Income taxes paid	330	1,016
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	15,890
Bluegreen Vacations Holding Corporation note receivable	75,000	—
Operating lease assets recognized upon adoption of ASC 842	—	86,431
Operating lease liabilities recognized upon adoption of ASC 842	—	95,296
Operating lease assets obtained in exchange for new operating lease liabilities	4,921	21,448
Increase in other assets upon issuance of Community Development District Bonds	827	8,110
Assumption of Community Development District Bonds by homebuilders	3,137	1,035
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	96,592	25,935
Restricted cash	250	528
Cash discontinued operations	—	6,003
Total cash, cash equivalents, and restricted cash	$96,842	32,466

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Organization and Basis of Financial Statement Presentation

Organization

BBX Capital, Inc. and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital, Inc. as a standalone entity without its subsidiaries is referred to as “BBX Capital.” Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Parent” or “BVH”), which was formerly known as BBX Capital Corporation.

Spin-Off from BVH

Prior to September 30, 2020, BVH was a Florida-based diversified holding company whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, BVH completed the spin-off of the Company, which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated on September 30, 2020 with the distribution by BVH to its shareholders all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock held on September 22, 2020, the record date for the distribution, and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock held on the record date. Accordingly, as of the close of business on September 30, 2020, BVH ceased to have an ownership interest in the Company, and BVH’s shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH will have the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A Common Stock and the Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of September 30, 2020, the percentage of total common equity represented by the Class A and Class B Common Stock was 81% and 19%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

Principal Holdings

BBX Capital’s principal holdings include BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBX Capital Real Estate owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, as further discussed below, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida on September 22, 2020, and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China and Vietnam.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of the Company, entered into area development and franchise agreements with MOD Pizza related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations. As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza in September 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements. FFTRG’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s condensed consolidated financial statements.

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the combined financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, Renin, and FFTRG, as well as certain subsidiaries in which ownership was transferred from Parent in connection with the spin-off transaction described above.

Other than the Company’s statement of financial condition as of September 30, 2020, which reflects the condensed consolidated statement of financial condition of BBX Capital and its subsidiaries, these condensed consolidated financial statements have been derived from the accounting records of Parent and these companies and should be read with the accompanying notes thereto. Further, the condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the ongoing COVID-19 pandemic, which is discussed in more detail below, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

The majority of the assets, liabilities, revenues, expenses, and cash flows of the Company have been identified based on the existing legal entities. However, the historical costs and expenses reflected in the financial statements also include an allocation for certain corporate and shared service functions that were historically provided by Parent prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of Parent and its subsidiaries. However, the allocation of corporate expenses excludes costs specific to the spin-off and the acceleration of compensation expense in connection with the spin-off.  The Company believes that the assumptions underlying the condensed consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Parent, are reasonable. However, the condensed consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company during the periods presented. Actual costs that would have been incurred if the Company operated as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurs additional costs associated with being a public company that are not reflected in the accompanying condensed consolidated financial statements.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited combined carve-out financial statements and footnotes thereto included in the Company’s Information Statement, dated August 27, 2020, attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10 filed with the SEC on August 27, 2020 (the “Form 10 Information Statement”).

The condensed consolidated financial statements include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its wholly-owned subsidiaries hold controlling financial interests, and any variable interest entities (“VIEs”) in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, as well as the general public’s reaction to the pandemic. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three and nine months ended September 30, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s condensed consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, as described in further detail below, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of September 30, 2020, the Company’s consolidated cash balances were $96.6 million.

BBX Capital Real Estate

Although BBXRE has not to date been as significantly impacted by the COVID-19 pandemic as BBX Sweet Holdings, BBXRE’s operations have been impacted by the pandemic, and it is expected that its operations will continue to be impacted by the pandemic in future periods. While recent construction activities have continued at BBXRE’s existing projects and sales at its single-family home developments have generally returned to pre-pandemic levels following some disruptions in March and April 2020, the effects of the pandemic, including increased unemployment and economic uncertainty generally and in the real estate and credit markets in particular, as well as increases in the number of COVID-19 cases in Florida and throughout the United States, have impacted rental activities at BBXRE’s multifamily apartment developments and increased uncertainty relating to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the timing and financing of new multifamily apartment developments.

While the Company expects that the impact of the COVID-19 pandemic will adversely affect BBXRE’s operating results and financial condition for the year ended December 31, 2020, primarily with respect to the expected timing of sales, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets as of September 30, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which have returned to pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, the Company recognized $2.7 million of impairment losses during the nine months ended September 30, 2020 primarily related to a decline in the estimated fair values of certain of BBXRE’s investments in joint ventures, including i) a joint venture that is developing an office tower, as the market for office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been impacted by the pandemic.

There is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that the sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. Further, while government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. In addition, the effects of the pandemic may impact the costs of operating BBXRE’s real estate assets, including, but not limited to, an increase in property insurance costs indicated by recently obtained quotes of insurance costs that are higher than pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize further impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single family homes, and/or rental rates for multifamily apartments.

The Altman Companies and Related Investments

To date, the COVID-19 pandemic has not significantly impacted construction activities which remain ongoing at the existing projects sponsored by the Altman Companies, and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. In addition, through September 30, 2020, the Altman Companies had collected in excess of 97% of the rents at the multifamily apartment communities under its management. While its leasing activities were conducted virtually during March through May 2020, the Altman Companies has reopened its leasing offices for visits by appointment. Although the Altman Companies experienced a decline in tenant demand and in the volume of new leases during the second quarter of 2020, it generally experienced an increase in the volume of new leases at its communities during the third quarter of 2020. However, in an effort to maintain occupancy at its stabilized communities and increase occupancy at its communities under development, commencing in the second quarter and through the third quarter of 2020, the Altman Companies offered an increased number of concessions to prospective and renewing tenants.

The impact of the COVID-19 pandemic on the economy remains uncertain, and the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances.

Further, while there are indications that the capitalization rates for multifamily apartment communities similar to those sponsored and managed by the Altman Companies have generally remained steady, the impact of the COVID-19 pandemic on economic conditions in general, including uncertainty regarding the severity and duration of such impact, has adversely impacted the level of real estate sales activity and overall credit markets and may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn.

If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis at Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

Following the initial outbreak of COVID-19 in March 2020, unaffiliated homebuilders at the Beacon Lake Community experienced a decline in the volume of sales traffic and home sales and requested extensions of their existing agreements for the purchase of additional developed lots from BBXRE, and BBXRE agreed to such extensions. Subsequently, sales activity significantly increased in May 2020 and generally returned to pre-pandemic levels subsequent to May 2020. Based on that activity, BBXRE currently expects the sale of the remaining developed lots to occur pursuant to its purchase agreements with the homebuilders under the modified takedown schedules. However, there is no assurance that this will be the case, and the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in further requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contractually owed contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE does not currently expect that there will be a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could result in the recognition of impairment losses in future periods.

BBX Sweet Holdings

IT’SUGAR

In March 2020, as a result of various factors, including government-mandated closures and CDC and WHO advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan which included revised store floor plans, increased sanitation protocols, and the gradual recall of furloughed store and corporate employees to full or part-time employment. However, from time to time, IT’SUGAR has been required to close previously reopened locations as a result of various factors, including government- mandated closures and staffing shortages.

IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period that the locations have been opened and operating under conditions which have been affected by the pandemic. In addition to its unpaid rental obligations, IT’SUGAR ceased paying various outstanding obligations to its vendors.

Although IT’SUGAR was able to reopen its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital (as further described in Note 7), IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations as i) it was unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and ii) its sales volumes had not sufficiently improved and stabilized following the reopening of its locations. In particular, although a significant portion of its retail locations were reopened during the three months ended September 30, 2020, IT’SUGAR’s total revenues for the period declined by approximately 50.4% as compared to the comparable period in 2019. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”).

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stays most actions against IT’SUGAR, including most actions to collect pre-petition indebtedness or to exercise control of the property of IT’SUGAR. Accordingly, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization, as further described below.

In order to successfully exit the Chapter 11 Bankruptcy Cases, IT’SUGAR will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. The Reorganization Plan will determine the rights and claims of various creditors and security holders, and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities will be given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. As provided by the Bankruptcy Code, IT’SUGAR initially has the exclusive right to solicit a plan and plans to submit a Reorganization Plan to the Bankruptcy Court in the near future. In connection with the Chapter 11 Bankruptcy Cases, the Office of the United States Trustee, a division of the Department of Justice, has appointed an official committee of unsecured creditors (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Bankruptcy Court, including the confirmation of the Reorganization Plan.

If IT’SUGAR fails to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by IT’SUGAR, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7 bankruptcy cases, a trustee would be appointed to collect IT’SUGAR’s assets, reduce them to cash, and distribute the proceeds to IT’SUGAR’s creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, if IT’SUGAR’s Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of the conversion of the Bankruptcy Cases to Chapter 7 bankruptcy cases, the Bankruptcy Court could dismiss the Bankruptcy Cases.

At the current time, IT’SUGAR is continuing to operate its retail locations under the supervision of the Bankruptcy Court and Creditors’ Committee and is negotiating with its creditors in relation to a proposed Reorganization Plan and the terms of amendments to the lease agreements associated with its retail locations. In addition, as further described in Note 17, in October 2020, IT’SUGAR obtained a  $4.0 million  “debtor in possession” (“DIP”) credit facility from a subsidiary of BBX Capital that was approved by the Bankruptcy Court on an interim basis pending a final hearing. As of November 9, 2020, $2.0 million had been funded to IT’SUGAR under the DIP credit facility.

At this time, it is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and it is able to negotiate amendments to its lease agreements that lower its ongoing occupancy costs, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain. Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition during the bankruptcy proceedings and thereafter.

As a result of IT’SUGAR filing the Chapter 11 Bankruptcy Cases and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR as of September 22, 2020 and recognized a loss of $3.3 million during the three and nine months ended September 30, 2020 in connection with the deconsolidation, as further described in Note 17. Prior to the deconsolidation of IT’SUGAR, the Company recognized $25.3 million of impairment losses during the nine months ended September 30, 2020 related to IT’SUGAR’s goodwill and long-lived assets as a result of the effects of the pandemic, including the recognition of a goodwill impairment loss of $20.3 million based on a decline in the estimated fair value of IT’SUGAR. The decline in the estimated fair value of IT’SUGAR during the nine months ended September 30, 2020 as compared to the Company’s prior valuation of IT’SUGAR as of December 31, 2019 reflected the impact on the Company’s estimated future cash flows of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020, including the liabilities incurred by IT’SUGAR during the shutdown, and considered scenarios in which IT’SUGAR’s business and sales volumes would stabilize following the phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020.

The Company’s assessment of IT’SUGAR’s assets for impairment, as well as its estimate of the fair value of its investment in IT’SUGAR in connection with the deconsolidation of IT’SUGAR, required the Company to make estimates based on facts and circumstances as of each reporting date and assumptions about current and future economic and market conditions. These assumptions included the stabilization of IT’SUGAR following a phased reopening of its retail locations in 2020 and its ability to access and operate in its retail locations in spite of ongoing negotiations with the landlords of these locations related to unpaid rents. Further, the Company’s estimated fair value of its investment in IT’SUGAR at the time of its filing of Bankruptcy Cases included assumptions related to relief of pre-petition obligations and improved occupancy costs as a result of renegotiated lease agreements for its retail locations. In addition, the Company’s estimates assumed that there would not be a material permanent decline in the demand for IT’SUGAR’s products and that IT’SUGAR will ultimately in the future return to its full operations and implement its long-term strategy to reinvest in and grow its business. However, as it is difficult to predict i) the severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, which are uncertain and rapidly changing and may involve the re-implementation of government mandated closures or operating restrictions, and ii) the ultimate outcome of IT’SUGAR’s Chapter 11 Bankruptcy Cases, these estimates and assumptions may change over time, which may result in the recognition of additional impairment losses related to the Company’s investment in IT’SUGAR that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, IT’SUGAR’s Chapter 11 Bankruptcy Cases being converted to Chapter 7 bankruptcy cases, IT’SUGAR not obtaining expected relief during the reorganization, a material permanent decline in demand for IT’SUGAR’s products, IT’SUGAR abandoning its long-term strategy to reinvest and grow its business as a result of changes in consumer demand, and significant additional closures following the initial reopening of locations as a result of additional outbreaks of COVID-19.

See Note 6 for additional information with respect to the recognition of impairment losses related to IT’SUGAR.

Hoffman’s Chocolates and Las Olas Confections and Snacks

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers, and during the three months ended June 30, 2020, it commenced a phased reopening of its locations to customer traffic. As of July 1, 2020, Hoffman’s Chocolates had reopened all of its locations, and its sales volumes during the three months ended September 30, 2020 were approximately 71% of pre-pandemic levels (as compared to the comparable period in 2019). Although Las Olas Confections and Snacks experienced a decline in sales through the second quarter of 2020, its manufacturing and distribution processes were not materially impacted by the pandemic, and its sales during the nine months ended September 30, 2020 were approximately 92% of pre-pandemic levels (as compared to the comparable period in 2019).

Hoffman’s Chocolates and Las Olas Confections and Snacks have also been engaged in negotiations with the landlords of their respective retail and manufacturing locations for rent abatements, deferrals, and other modifications. As of September 30, 2020, Hoffman’s Chocolates and Las Olas Confections and Snacks had accrued and unpaid current rental obligations of $0.2 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and they had executed lease amendments with respect to 6 of these locations, including Las Olas Confections and Snacks’ manufacturing facility in Orlando, Florida. There is no assurance that the sales volumes of these businesses will improve, and they may be required to close previously reopened locations as a result of governments reimplementing mandated closures or otherwise. There is also no assurance that Hoffman’s Chocolates will be able to execute a lease amendment with the landlord of its remaining location for which an agreement has yet to be reached, and due to the uncertainty related to these businesses as a result of the pandemic, there is no assurance they will be in a position to meet their obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated.

Renin

As of September 30, 2020, Renin had not been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. Further, in October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance Inc. (“Colonial Elegance”), a supplier and distributor of building products, including barn doors, closet doors, and stair parts, that is headquartered in Montreal, Canada, for a base purchase price of CAD $51.0 million (approximately USD $39.0 million). See Note 18 for additional information related to the acquisition, including i) Renin’s acquisition of excess working capital held by Colonial Elegance for CAD $6.7 million (approximately USD $5.1 million) and ii) the expansion of its existing credit facility with TD Bank to partially fund the acquisition.

Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have been offset by an increase in sales through its retail and commercial channels. However, as a result of the pandemic, Renin has experienced increased costs related to the shipment of products and raw materials, which has impacted its product costs and gross margin.

Although Renin’s operations had not been significantly impacted by the pandemic as of September 30, 2020, the effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials, including additional delays in the production and shipment of products and raw materials from foreign suppliers and continued increases in shipping costs. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including increased tariffs or closures or delays in the supply chain, could have a material impact on Renin’s cost of product and ability to meet customer demand.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) and guidance relevant to the Company’s operations which were adopted as of January 1, 2020:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (as subsequently amended and clarified by various ASUs). This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. The standard also requires entities to record an allowance for credit losses for available for sale debt securities rather than reduce the carrying amount under the other-than temporary impairment model. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The Company adopted this standard on January 1, 2020 using a modified retrospective method and did not recognize a cumulative effect adjustment upon adoption of the standard as the Company’s trade receivables are generally due 30 to 60 days from the date of the invoice with minimal historical loss experience. The Company’s loans receivable are legacy loans from its sale of BankAtlantic that have been written down to the collateral value less cost to sell with interest recognized on a cash basis. As such, the adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurement, and changes in measurements applied. This standard was effective for the Company on January 1, 2020, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

FASB Staff Q&A Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (Topic 842): The FASB issued guidance on lease concessions related to the effects of the COVID-19 pandemic allowing entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic as if the enforceable rights and obligations for those concessions existed in the lease contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance of Topic 842. The election only applies to concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

Pursuant to this FASB guidance, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic as if the rights and obligations related to such concessions existed in the related lease agreements. Accordingly, if a concession does not result in a substantial increase in the rights of the lessor or the Company’s obligations as the lessee, the Company will elect to not account for the concession as a modification and will not remeasure the lease liability and right-of-use asset for such leases. If rent is deferred pursuant to a concession, such rents will be accrued pursuant to the existing terms of the lease, and the related liability will be relieved when the rental payment is made to the landlord pursuant to the terms of the concession. If rent is abated pursuant to a concession, the Company’s rent expense will be decreased by the amount of the abated rental payment in the period in which the payment was otherwise due pursuant to the existing terms of the lease.

As of September 30, 2020, excluding agreements executed by IT’SUGAR prior to its filing of the Bankruptcy Cases and related deconsolidation by the Company, the Company had executed 7 agreements related to lease concessions associated with the COVID-19 pandemic, which included a combination of rent deferrals and abatements. Under the terms of such agreements, rent payments subject to deferral are generally required to be paid between 1- 21 months following the execution of the agreements based on the payment schedules specified in such agreements. The Company accounted for 3  of these agreements as modifications and remeasured the related lease liabilities as the concessions extended the lease terms and increased the Company’s overall obligations under the related lease agreements. The Company did not account for the remaining 4 agreements as modifications as the concessions did not result in a substantial increase in the rights of the lessor or the obligations of the Company as the lessee. Under these agreements, deferrals and abatements of rental payments were $0.2 million and $0.3 million, respectively, for the nine months ended September 30, 2020, which were not accounted for as modifications. As of September 30, 2020, $0.1 million of these deferred amounts had been paid to the respective landlords.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of September 30, 2020:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes specific exceptions to the general principles in Topic 740 including exceptions related to (i) the incremental approach for intraperiod tax allocations, (ii) accounting for basis differences when there are ownership changes in foreign investments, and (iii) interim period income tax accounting for year-to-date losses that exceed anticipated losses. The statement is effective for the Company on January 1, 2021 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that this standard may have on its consolidated financial statements.

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR.

The Company currently has a LIBOR indexed line of credit which has a balance of $4.9 million and matures after 2021. Although companies can apply this standard immediately, the guidance will only be available for a limited time, generally through December 31, 2022. The Company is currently evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements and the related impact that this standard may have on its consolidated financial statements.

2.  Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Trade receivables	$15,599	13,274
Allowance for bad debts	(262)	(170)
Total trade receivables	$15,337	13,104

3.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$3,828	3,048
Paper goods and packaging materials	1,449	1,327
Finished goods	11,074	18,468
Total trade inventory	$16,351	22,843

4.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Real estate held-for-sale	$9,342	11,297
Real estate held-for-investment	6,024	6,015
Real estate inventory	44,129	48,506
Total real estate	$59,495	65,818

0

5.     Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of September 30, 2020, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Altis at Grand Central Capital, LLC	$2,472	$2,653
Altis Promenade Capital, LLC	1,977	2,126
Altis at Bonterra - Hialeah, LLC	—	618
Altis Ludlam - Miami Investor, LLC	9,378	1,081
Altis Suncoast Manager, LLC	1,102	753
Altis Pembroke Gardens, LLC	311	1,277
Altis Fairways, LLC	1,657	1,880
Altis Wiregrass, LLC	163	1,792
Altis LH-Miami Manager, LLC	837	811
Altis Vineland Pointe Manager, LLC	5,355	4,712
Altis Miramar East/West	2,794	2,631
The Altman Companies, LLC	15,589	14,745
ABBX Guaranty, LLC	3,750	3,750
Sunrise and Bayview Partners, LLC	1,450	1,562
PGA Design Center Holdings, LLC	3	996
CCB Miramar, LLC	7,168	5,999
BBX/Label Chapel Trail Development, LLC	153	1,126
L03/212 Partners, LLC	2,179	2,087
PGA Lender, LLC	2	2,111
Sky Cove, LLC	4,146	4,178
All other investments in real estate joint ventures	162	442
Total	$60,648	$57,330

See Note 7 to the Company’s condensed consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 and footnotes thereto included in the Form 10 Information Statement for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis at Ludlam joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam joint venture, distributions from the joint venture are required to be paid to BBXRE on account of its preferred equity interest until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members, including the managing member in which BBXRE holds an interest. Further, BBXRE’s preferred interest is required to be redeemed by the joint venture for a cash amount equal to its preferred return and initial investment in December 2023, although the joint venture has the option to extend the redemption for three one year periods, subject to certain conditions. As BBXRE’s preferred membership interest in the joint venture is mandatorily redeemable, the Company is accounting for its preferred interest in the joint venture as a loan receivable from the Altis Ludlum joint venture, while the Company’s remaining investment in the managing member of the joint venture is being accounted for under the equity method of accounting.

In March 2020, the Altis at Wiregrass joint venture sold its 392 unit multifamily apartment community in Tampa, Florida. As a result of the sale, BBXRE recognized $0.8 million of equity earnings during the nine months ended September 30, 2020 and received approximately $2.3 million of distributions from the venture in April 2020.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The unaudited condensed statements of operations for Altis at Bonterra - Hialeah for the three and the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenues	$—	927	—	4,479
Gain on sale of real estate	—	33,608	—	33,608
Other expenses	—	(813)	—	(4,339)
Net earnings	$—	33,722	—	33,748
Equity in net earnings of unconsolidated real estate joint venture - Altis at Bonterra - Hialeah, LLC	$—	29,100	—	29,100

The unaudited condensed statements of financial condition for Altis at Bonterra – Hialeah as of September 30, 2020 and December 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Assets
Cash	$—	855
Real estate	—	559
Other assets	—	—
Total assets	$—	1,414

Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	751
Total liabilities	—	751
Total equity	—	663
Total liabilities and equity	$—	1,414

6.     Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$14,864	37,248	$37,248	37,248
Deconsolidation of IT'SUGAR	(14,864)	—	(14,864)	—
Impairment losses	—	—	(22,384)	—
Balance, end of period	$—	37,248	$—	37,248

The Company tests goodwill associated with its reporting units for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $22.4 million associated primarily with IT’SUGAR and, to a lesser extent, certain of its other reporting units. Subsequent to March 31, 2020, the Company’s remaining goodwill balance was comprised of goodwill associated with its IT’SUGAR reporting unit. Although the Company tested goodwill associated with the IT’SUGAR reporting unit as of June 30, 2020 and did not recognize any additional impairment losses as of that date, the Company deconsolidated IT’SUGAR on September 22, 2020 as a result of IT’SUGAR filing petitions for Chapter 11 bankruptcy and derecognized the remaining goodwill balance of approximately $14.9 million as of that date.

The Company generally applies an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of its reporting units. The estimated fair values obtained from the income and market approaches are compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s discounted cash flow methodology establishes an estimate of fair value by estimating the present value of the projected future cash flows to be generated from a reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally uses a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are generally the terminal value, the discount rate, and the forecast of future cash flows. The guideline public company methodology establishes an estimate of fair value based upon the trading prices of public traded companies that are similar to the applicable reporting unit, while the guideline transaction methodology establishes an estimate of fair value based on acquisitions of companies that are similar to the applicable reporting unit. Under these methods, the Company develops multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) based upon the indicated enterprise value, revenues, and EBITDA of the guideline companies and makes adjustments to such multiples based on various considerations, including the financial condition, operating performance, and relative risk of the guideline companies. The adjusted multiples are then applied to the revenues and EBITDA of the reporting unit to develop an estimated fair value of the reporting unit. Depending on the facts and circumstances applicable to the reporting unit and the guideline companies, the Company may place greater emphasis on the income or market approach to determine its best estimate of fair value.

In connection with its impairment testing as of March 31, 2020, the Company estimated that the fair value of the IT’SUGAR reporting unit had declined to $27.3 million as of March 31, 2020 and recognized a goodwill impairment loss of $20.3 million during the nine months ended September 30, 2020 based on the excess of the carrying amount of the IT’SUGAR reporting unit over its estimated fair value. The Company primarily utilized a discounted cash flow methodology to estimate the fair value of the IT’SUGAR reporting unit and used the relevant market approaches to support the reasonableness of its estimated fair value under the income approach. See Note 1 for additional discussion related to the factors which resulted in the decline in the estimated fair value of the IT’SUGAR reporting unit as of March 31, 2020 as compared to December 31, 2019, which included the effects of the COVID-19 pandemic on IT’SUGAR.

In addition to the IT’SUGAR reporting unit, the Company tested the goodwill of its other reporting units and, based on its estimates of their fair values, recognized goodwill impairment losses of $2.1 million during the nine months ended September 30, 2020 related to these reporting units. The decline in the fair value of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses.

Long-Lived Assets

The Company’s long-lived assets include property and equipment, amortizable intangible assets, and right-of-use assets associated with its lease agreements. The Company tests its long-lived assets, or asset groups which include long-lived assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. The carrying amount of an asset or asset group is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group. To the extent that the carrying amount of an asset or asset group exceeds the sum of such undiscounted cash flows, an impairment loss is measured and recorded based on the amount by which the carrying amount of the asset or asset group exceeds its fair value. Impairment losses associated with an asset group are allocated to long-lived assets within the asset group based on their relative carrying amounts; however, the carrying amount of individual long-lived assets within an asset group are not reduced below their individual fair values.

The Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. In such circumstances, the Company compared its estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts were in excess of the related undiscounted cash flows, the Company estimated the fair values of the applicable assets or asset groups and recognized impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values. In certain circumstances, the Company estimated the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss should be allocated to such assets.

The Company generally estimated the fair value of the relevant assets or asset groups utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such assets or asset groups. When estimating the fair value of asset groups related to a retail location, the Company’s estimated fair value considered the relevant market participants and the highest and best use for the location, including whether the value of the location would be maximized by operating the location in its current use or by permanently closing the location and subleasing it. In addition, to the extent applicable, the Company estimated the fair value of right-of-use assets associated with its retail locations using a discounted cash flow methodology which estimated the present value of market rental rates applicable to such right-of-use assets.

As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $5.4 million during the nine months ended September 30, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

Equity Method Investments

The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair values of the investments may be below the carrying values. When a decline in the fair value of an investment is determined to be other than temporary, an impairment loss is recorded to reduce the carrying amount of the investment to its fair value. The Company’s determination of whether an other-than-temporary impairment has occurred requires significant judgment in which the Company evaluates, among other factors, the fair value of an investment, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance and expected future operating and financing cash flows. During the three and nine months ended September 30, 2020, the Company recognized impairment losses of $0 and $2.2 million, respectively, associated with certain of its investments in unconsolidated real estate joint ventures. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. See Note 1 for additional discussion related to the factors which resulted in the decline in the estimated fair values of these investments. The Company did not record any impairment charges related to its equity method investments during the three and nine months ended September 30, 2019.

7.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2020			December 31, 2019
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$30,536	4.25-6.00%	$44,129	$29,287	4.25-6.00%	$49,352
TD Bank Term Loan and Line of Credit	4,929	3.46%	(1)	6,826	5.00%	(1)
Banc of America Leasing & Capital Equipment Note	—	—	—	355	4.75%	(2)
Bank of America Revolving Line of Credit	—	—	—	2,000	3.24%	—
Unsecured Note (3)	—	—	—	3,400	6.00%	—
Centennial Bank Note (4)	1,439	5.25%	1,854	1,469	5.25%	1,892
Other	47	15.00%	—	223	15.00%	—
Unamortized debt issuance costs	(951)			(824)
Total notes payable and other borrowings	$36,000			$42,736

(1)	The collateral is a blanket lien on Renin’s assets.
(2)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor of the note.
(3)	Parent was the guarantor of the note prior to BBXRE’s repayment of the note in December 2019.
(4)	BBX Capital is guarantor of the note.

See Note 12 to the Company’s combined carve-out financial statements for the years ended December 31, 2019, 2018, and 2017 and footnotes thereto included in the Form 10 Information Statement for additional information regarding the above listed notes payable and other borrowings.

Except as described below, there were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the nine months ended September 30, 2020.

Community Development District Obligation. In May 2020, the Meadow View at Twin Creeks Community Development District issued $8.6 million of community development bonds related to the Company’s Beacon Lake Community development. The bonds issued in May 2020 have fixed interest rates ranging from 4.25% to 5.38% and mature at various times during the years 2026 through 2051. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Toronto-Dominion Commercial Bank (“TD Bank”) Credit Facility.  At September 30, 2020, Renin maintained a credit facility with TD Bank which provided for a revolving line of credit for up to approximately $16.3 million based on available collateral, as defined in the facility, and subject to Renin’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. Through February 2020, the credit facility also provided for term loans for up to $1.7 million. However, in February 2020, the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio, and in connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loans with borrowings from the revolving line of credit. In July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022. As of September 30, 2020, there was $8.3 million available to Renin under the TD Bank revolving line of credit, subject to available collateral and the terms of the facility, and Renin was in compliance with all financial debt covenants under the credit facility.

In October 2020, the credit facility with TD Bank was amended and restated to include a $30.0 million term loan and an operating loan of up to $20 million and extend the maturity of the facility to October 2025, and Renin utilized $30.0 million of proceeds under the term loan and approximately $8.0 million of proceeds under the operating loan in connection with the acquisition of Colonial Elegance. See Note 18 for additional information related to the facility, including BBX Capital’s pledge of its membership interest in Renin.

The effects of the COVID-19 pandemic on Renin’s operations could impact its ability to remain in compliance with the financial covenants and the extent of availability under its credit facility with TD Bank in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Banc of America Leasing & Capital Equipment Note and Bank of America Revolving Line of Credit. During the three months ended June 30, 2020, a wholly-owned subsidiary of BBXRE purchased IT’SUGAR’s revolving line of credit and equipment note from the respective lenders for the outstanding principal balance of the loans plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. As the Company paid the respective third party lenders and was relieved of its obligations to such lenders under the respective debt arrangements, the Company derecognized the liabilities in its consolidated financial statements in connection with the purchase of the loans by its wholly-owned subsidiary during the three months ended June 30, 2020. However, as described in Note 17, as a result of IT’SUGAR’s filing petitions for Chapter 11 bankruptcy and the related deconsolidation of IT’SUGAR, the loans held by the subsidiary of BBXRE are no longer eliminated in consolidation and are included in investment in and advances to IT’SUGAR in the Company’s statement of financial condition as of September 30, 2020.

8.  Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Trade sales - wholesale	$22,256	18,664	$61,529	59,024
Trade sales - retail	13,436	26,939	38,099	73,653
Sales of real estate inventory	4,970	370	14,248	5,030
Revenue from customers	40,662	45,973	113,876	137,707
Interest income	387	178	586	674
Net gains on sales of real estate assets	164	399	130	11,395
Other revenue	992	1,142	2,398	3,052
Total revenues	$42,205	47,692	$116,990	152,828

9.    Income Taxes

BBX Capital and its subsidiaries were included in the consolidated federal income and certain state income tax returns of BVH through the date of the spin-off from BVH. The accompanying condensed consolidated financial statements allocates taxable income to the Company as if the Company was a separate taxpayer under the separate return basis.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings or loss and the mix of taxable earnings or loss in the various states in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate was approximately 17% and 22% during the three and nine months ended September 30, 2020, respectively. The Company’s effective income tax rate for the three months ended September 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of a change in the Company’s forecasted operating results for the annual period, which resulted in the reversal of the tax benefit recognized during the six months ended June 30, 2020.

The Company’s effective income tax rate was approximately 29% during the three and nine months ended September 30, 2019. The Company’s effective income tax rate for the three and nine months ended September 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

10.    Commitments and Contingencies

Litigation

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receive individual consumer complaints as well as complaints received through regulatory and consumer agencies. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on the Company’s results of operations or financial condition. However, litigation is inherently uncertain, and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on the Company’s results of operations or financial condition.

Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or reasonable range of loss. Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claim.

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required in connection with the rollout of new products with the customer. Renin believes that the supplier is liable for such costs pursuant to the terms of the agreements between Renin and the supplier, and Renin has notified the supplier that it intends to exercise a right of offset of the costs against outstanding amounts due to the supplier of approximately $6.0 million. The costs of the products and related shipping will be recognized in connection with sale to the customer during the fourth quarter of 2020, while the costs of the displays and related shipping will be deferred and amortized over the period in which the Company expects to benefit from their use. Although Renin’s right of offset may reduce a portion of the shipping costs incurred related to the products and displays, the supplier may dispute Renin’s offset and seek collection for amounts otherwise due to it, and there is no assurance regarding the ultimate resolution of the matter. This matter may adversely impact Renin’s compliance with the financial covenants under its outstanding credit facility. If Renin is unable to comply with its covenants, Renin would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Other Commitments and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of September 30, 2020.

•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 7 for additional information regarding these obligations.

11.    Rights Agreement and Earnings per Share

Rights Agreement

On September 25, 2020, the Company adopted a rights agreement (“Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock without the prior approval of the board of directors.

Earnings per Share

The weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 reflect the 19,317,687 shares distributed on September 30, 2020 to the Company’s shareholders.

12.    Noncontrolling Interests

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of December 31, 2019 of $4.0 million is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control. As a result of IT’SUGAR filing the Bankruptcy Cases and the related deconsolidation of IT’SUGAR by the Company, the Company derecognized the redeemable noncontrolling interest in IT’SUGAR. See Note 17 for additional discussion.

The noncontrolling interest as of September 30, 2020 and December 31, 2019 included in the Company’s condensed consolidated statements of financial condition of $0.2 million and $1.0 million is comprised of a 47% noncontrolling equity interest in a restaurant the Company acquired through foreclosure.

13.    Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three main valuation techniques to measure the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses financial models to convert future amounts to a single present amount and includes present value and option-pricing models. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset and is often referred to as current replacement cost.

Accounting standards define an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The input fair value hierarchy is summarized below:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset and liability

Other than the measurement of certain reporting units and long-lived assets as further described in Note 6, there were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,592	96,592	96,592	—	—
Restricted cash	250	250	250	—	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	75,000	—	—	75,000
Financial liabilities:
Notes payable and other borrowings	36,000	39,913	—	—	39,913

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$20,723	20,723	20,723	—	—
Restricted cash	529	529	529	—	—
Financial liabilities:
Notes payable and other borrowings	42,736	45,669	—	—	45,669

The amounts reported in the condensed consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The fair value of the Company’s note receivable from BVH approximates fair value as the note was issued on September 30, 2020.

The fair value of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above, is measured using the market approach with Level 3 inputs obtained based on estimated market prices of similar financial instruments.

The fair values of the Company’s other borrowings (other than the Community Development Bonds above) are measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The Company’s financial instruments also include trade accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate their fair values due to their short-term maturities.

The Company is exposed to credit related losses in the event of non-performance by counterparties to the financial instruments with a maximum exposure equal to the carrying amount of the assets. The Company’s exposure to credit risk consists of accounts receivable balances.

14.    Certain Relationships and Related Party Transactions

The Company paid Parent $0.5 million and $1.9 million during the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2019, for management advisory and employer provided medical insurance. The Company reimbursed Parent the actual cost of providing the services.

Included in other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss or income for both the three and nine months ended September 30, 2020 and September 30, 2019 was $0.2 million and $0.6 million, respectively, received by the Company for risk management consulting services provided to Parent and Bluegreen. As of September 30, 2020, the Company had $0.1 million due, and as of December 31, 2019, no amounts due, from Bluegreen for these services.

Expenses related to certain support functions paid for by Parent, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized managed employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of the Parent and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 were $4.8 million and $12.7 million, respectively, and $5.4 million and $16.7 million for the three and nine months ended September 30, 2019, respectively. The allocated support function costs were recognized as contributed capital in the Company’s condensed consolidated statements of financial condition for the three and nine months ended September 30, 2020 and 2019.

The Company was previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with Parent, Bluegreen, and Woodbridge. Under this tax sharing agreement, the parties calculated their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes were used by another party to the agreement to offset its tax liability, the party providing the benefit would receive an amount for the tax benefits realized. As of September 30, 2020 and December 31, 2019, $0 and $2.8 million, respectively, was due to Parent in accordance with the tax sharing agreement. This tax sharing agreement was terminated with respect to the Company upon the consummation of the spin-off.

Upon the consummation of the spin-off, all agreements with Parent were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of Parent and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition.    The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, Parent or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty (30) days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated.

The Tax Matters Agreement generally sets out the respective rights, responsibilities, and obligations of Parent and  BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, Parent will generally be liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital shall be liable) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital will be responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of Parent arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of

1986, as amended (the “Code”) in connection with the spin-off).  BBX Capital will bear liability for any transfer taxes incurred in the spin-off.    Each of Parent and BBX Capital will indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses.

The Employee Matters Agreement sets out the respective rights, responsibilities, and obligations of Parent and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries will generally assume or retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto.

As further described in Note 1, in connection with the spin-off, Parent also issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis.

The components of net transfers from/to Parent in the condensed consolidated statements of changes in equity consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash pooling	$(5,426)	(34,171)	81,581	(72,714)
Corporate overhead allocations	4,767	5,445	12,694	16,712
Asset transfers	75,175	—	75,320	—
Net transfers from (to) parent	$74,516	(28,726)	169,595	(56,002)

15.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system or regulatory environment.

The information provided for segment reporting is obtained from internal reports utilized by the Company’s CODM, and the presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be materially impacted.

The Company’s reportable segments are its principal holdings: BBX Capital Real Estate, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s reportable segments.

In the segment information for the three and nine months ended September 30, 2020 and 2019, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2020 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	15,166	19,662	864	—	35,692
Sales of real estate inventory	4,970	—	—	—	—	4,970
Interest income	419	2	—	—	(34)	387
Net gains on sales of real estate assets	164	—	—	—	—	164
Other revenue	329	77	—	610	(24)	992
Total revenues	5,882	15,245	19,662	1,474	(58)	42,205
Costs and expenses:
Cost of trade sales	—	11,678	15,927	376	—	27,981
Cost of real estate inventory sold	3,367	—	—	—	—	3,367
Interest expense	—	54	53	4	(111)	-
Recoveries from loan losses, net	(807)	—	—	—	—	(807)
Impairment losses	—	—	—	—	—	—
Selling, general and administrative expenses	1,715	8,483	2,135	280	5,497	18,110
Total costs and expenses	4,275	20,215	18,115	660	5,386	48,651
Equity in net loss of unconsolidated real estate joint ventures	(646)	—	—	—	—	(646)
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income	—	81	—	—	—	81
Foreign exchange loss	—	—	(58)	—	—	(58)
Income (loss) before income taxes	$961	(8,215)	1,489	814	(5,444)	(10,395)
Total assets	$160,442	26,108	36,894	6,707	157,296	387,447
Expenditures for property and equipment	$—	196	247	15	—	458
Depreciation and amortization	$—	1,323	260	26	—	1,609
Debt accretion and amortization	$70	5	4	—	—	79
Cash and cash equivalents	$24,066	610	1,168	941	69,807	96,592
Real estate equity method investments	$60,648	—	—	—	—	60,648
Goodwill	$—	—	—	—	—	—
Notes payable and other borrowings	$29,597	1,427	4,929	47	—	36,000

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2019 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	28,051	16,442	1,111	(1)	45,603
Sales of real estate inventory	370	—	—	—	—	370
Interest income	166	12	—	—	—	178
Net gains on sales of real estate assets	399	—	—	—	—	399
Other revenue	197	115	—	888	(58)	1,142
Total revenues	1,132	28,178	16,442	1,999	(59)	47,692
Costs and expenses:
Cost of trade sales	—	17,229	12,983	493	(1)	30,704
Cost of real estate inventory sold	—	—	—	—	—	—
Interest expense	—	45	131	8	(66)	118
Recoveries from loan losses, net	(1,821)	—	—	—	—	(1,821)
Impairment losses	37	—	—	—	—	37
Selling, general and administrative expenses	2,336	11,086	2,849	1,612	5,311	23,194
Total costs and expenses	552	28,360	15,963	2,113	5,244	52,232
Equity in net earnings of unconsolidated real estate joint ventures	28,534	—	—	—	—	28,534
Other income	—	67	—	—	—	67
Foreign exchange gain	—	—	1	—	—	1
Income (loss) before income taxes	$29,114	(115)	480	(114)	(5,303)	24,062
Total assets	$147,712	166,311	32,103	8,491	1,864	356,481
Expenditures for property and equipment	$1	3,801	79	174	—	4,055
Depreciation and amortization	$—	1,519	303	193	—	2,015
Debt accretion and amortization	$22	55	6	2	—	85
Cash and cash equivalents	$21,781	3,629	—	525	—	25,935
Real estate equity method investments	$53,739	—	—	—	—	53,739
Goodwill	$—	35,521	—	1,727	—	37,248
Notes payable and other borrowings	$32,009	1,867	8,394	400	—	42,670

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	41,743	54,283	3,602	—	99,628
Sales of real estate inventory	14,248	—	—	—	—	14,248
Interest income	604	29	—	—	(47)	586
Net gains on sales of real estate assets	130	—	—	—	—	130
Other revenue	1,116	281	—	1,083	(82)	2,398
Total revenues	16,098	42,053	54,283	4,685	(129)	116,990
Costs and expenses:
Cost of trade sales	—	35,493	44,054	607	—	80,154
Cost of real estate inventory sold	9,473	—	—	—	—	9,473
Interest expense	—	170	238	9	(417)	—
Recoveries from loan losses, net	(5,844)	—	—	—	—	(5,844)
Impairment losses	2,710	25,303	—	2,727	—	30,740
Selling, general and administrative expenses	5,176	25,123	6,788	3,572	13,365	54,024
Total costs and expenses	11,515	86,089	51,080	6,915	12,948	168,547
Equity in net earnings of unconsolidated real estate joint ventures	50	—	—	—	—	50
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income (expense)	—	195	(3)	—	—	192
Foreign exchange gain	—	—	214	—	—	214
Income (loss) before income taxes	$4,633	(47,167)	3,414	(2,230)	(13,077)	(54,427)
Expenditures for property and equipment	$—	3,120	852	60	—	4,032
Depreciation and amortization	$—	4,108	880	77	—	5,065
Debt accretion and amortization	$223	167	13	—	—	403

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2019 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	76,039	51,124	5,514	—	132,677
Sales of real estate inventory	5,030	—	—	—	—	5,030
Interest income	631	43	—	—	—	674
Net gains on sales of real estate assets	11,395	—	—	—	—	11,395
Other revenue	1,321	210	—	1,751	(230)	3,052
Total revenues	18,377	76,292	51,124	7,265	(230)	152,828
Costs and expenses:
Cost of trade sales	—	48,862	40,989	1,994	—	91,845
Cost of real estate inventory sold	2,643	—	—	—	—	2,643
Interest expense	—	143	387	11	(132)	409
Recoveries from loan losses, net	(4,206)	—	—	—	—	(4,206)
Impairment losses	37	—	—	—	—	37
Selling, general and administrative expenses	6,709	31,860	8,326	5,136	16,473	68,504
Total costs and expenses	5,183	80,865	49,702	7,141	16,341	159,232
Equity in net earnings of unconsolidated real estate joint ventures	37,276	—	—	—	—	37,276
Other income	171	292	152	6	—	621
Foreign exchange loss	—	—	(23)	—	—	(23)
Income (loss) before income taxes	$50,641	(4,281)	1,551	130	(16,571)	31,470
Expenditures for property and equipment	$4	6,387	284	548	—	7,223
Depreciation and amortization	$93	4,252	897	260	—	5,502
Debt accretion and amortization	$133	167	23	3	—	326

16.  Discontinued Operations

As described in Note 1, FFTRG previously entered into area development and franchise agreements with MOD Pizza related to the development of MOD Pizza franchised restaurant locations throughout Florida and, through 2019, had opened nine restaurant locations. In September 2019, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

FFTRG’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s condensed consolidated financial statements.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations is as follows (in thousands):

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$—	35
Operating lease assets	—	772
Other assets	—	185
Discontinued operations total assets	$—	992
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$—	2
Accrued expenses	—	134
Operating lease liability	—	905
Discontinued operations total liabilities	$—	1,041

The major components of loss from discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Trade sales	$—	2,057	—	6,044
Other revenue	—	31	—	89
Total revenues	—	2,088	—	6,133
Costs and Expenses:
Cost of trade sales	—	1,156	—	2,452
Depreciation, amortization and accretion, net	—	183	—	690
Impairment losses	—	3,993	71	6,749
Selling, general and administrative expenses	—	1,585	20	5,715
Total costs and expenses	—	6,917	91	15,606
Pre-tax loss from discontinued operations	$—	(4,829)	(91)	(9,473)

The following are the major components of the statement of cash flows from discontinued operations (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Pre-tax loss from discontinued operations	$(91)	(9,473)
Adjustment to reconcile pre-tax loss to net cash
used in operating activities:
Depreciation, amortization and accretion, net	—	690
Impairment losses	71	6,749
Decrease in trade inventory	—	64
Decrease in other assets	94	470
Change in operating lease assets and liabilities	(113)	(269)
Decrease in accounts payable	(2)	(57)
Decrease in accrued expenses	(134)	(540)
Net cash used in operating activities	$(175)	(2,366)
Investing activities:
Cash paid for intangible assets	$—	(40)
Purchases of property and equipment	—	(542)
Net cash used in investing activities	$—	(582)

17.  IT’SUGAR Bankruptcy

On September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR is a VIE in which the Company is not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. In connection with the deconsolidation of IT’SUGAR, the Company recognized a noncontrolling equity investment in IT’SUGAR at its estimated fair value of $12.7 million and a $3.3 million loss based upon the difference between the carrying amount of IT’SUGAR (including its asset and liabilities and the redeemable noncontrolling interest in it) and the Company’s estimated fair value of its noncontrolling equity investment.

The noncontrolling equity investment in IT’SUGAR will subsequently be accounted for at cost less impairment. Equity investments are accounted for at cost less impairment when the investor does not have significant influence over the investee and the equity investment has no readily determinable fair value. Under this method, equity investments are accounted for at historical cost and adjusted if there is evidence that the fair market value of the equity investment has declined below the historical cost.

IT’SUGAR’s  assets, liabilities, results of operations and cash flows through September 22, 2020 continue to be included as continuing operations in the Company’s financial statements, as the Company continues to hold a substantive equity investment in IT’SUGAR. Additionally, as a result of the Company deconsolidating IT’SUGAR, IT’SUGAR’s $6.2 million notes payable to the Company are no longer eliminated in consolidation and are included in investments in and advances to IT’SUGAR in the Company’s statement of financial condition as of September 30, 2020.

The following table summarizes the assets, liabilities, and net equity of IT’SUGAR as of September 22, 2020, the date it was deconsolidated from the Company’s financial statements:

IT'SUGAR
Balance Sheet

September 22,
(in thousands)	2020
ASSETS
Cash and cash equivalents	$1,045
Restricted cash	20
Trade accounts receivable, net	103
Trade inventory	6,213
Property and equipment, net	22,162
Goodwill	14,864
Intangible assets, net	3,222
Operating lease assets	64,889
Other assets	1,707
Total assets	$114,225
LIABILITIES AND EQUITY
Liabilities:
Accrued expenses	13,441
Operating lease liabilities	80,388
Notes payable and other borrowings	6,199
Total liabilities	100,028
Equity:
Additional paid-in capital	59,809
Accumulated earnings	(50,102)
Noncontrolling interests	4,490
Total equity	14,197
Total liabilities and equity	$114,225

Included in total liabilities in the above table are approximately $11.7 million of pre-petition liabilities, of which $7.7 million are pre-petition lease payments and $4.0 million are pre-petition obligations to other creditors, including supplies and vendors.

Under the Bankruptcy Code, debtors may assume, assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

In connection with IT’SUGAR’s Bankruptcy Cases, on October 7, 2020, IT’SUGAR obtained a $4.0 million DIP credit facility from a subsidiary of the Company that was approved by the Bankruptcy Court on an interim basis pending a final hearing. As of November 9, 2020, $2.0 million had been funded to IT’SUGAR. The principal amount outstanding under the DIP facility bears interest at the LIBOR daily floating rate plus 1.50% with monthly interest only payments until the full payment of all principal outstanding.  The maturity date is the earliest of (a) 365 days from the petition date; (b) the effective date of a plan of reorganization or liquidation; (c) the consummation of a sale(s) of all or substantially all of the assets of IT’SUGAR; (d) the occurrence of an Event of Default (as defined in the loan agreement); and (e) the entry of an order by the Bankruptcy Court approving or authorizing any alternative or additional debtor-in-possession financing. Notwithstanding the foregoing, the Company may, in its sole discretion, agree in writing with IT’SUGAR, to a later maturity date.

18.    Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no material subsequent events identified that required recognition or disclosure other than as disclosed below or in the footnotes herein.

Stock Repurchase Program

On October 20, 2020, BBX Capital’s Board of Directors authorized the repurchase of up to $10 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice.

Acquisition of Colonial Elegance

On October 22, 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities (the “Acquisition”) of Colonial Elegance. Colonial Elegance, which is headquartered in Montreal, Canada, is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada.

The base purchase price for the Acquisition was CAD $51.0 million (approximately USD $39.0 million), substantially all of which was paid in cash by Renin at closing. In addition to the base purchase price, Renin acquired estimated excess working capital held by Colonial Elegance above an agreed upon target working capital amount of CAD $13.0 million (approximately USD $9.9 million) for CAD $6.7 million (approximately USD $5.1 million), of which CAD $1.3 million (approximately USD $1.0 million) was held back by Renin at closing. The final working capital adjustment amount will be determined by Renin and Colonial Elegance during the 90 day period following closing and may result in the payment of additional amounts to Colonial Elegance, including the release of all or a portion of the working capital adjustment holdback, or a refund to Renin (if the estimated working capital adjustment at closing exceeds the actual working capital adjustment by an amount in excess of the working capital adjustment holdback).

The Company made a $5.0 million capital contribution to Renin to partially fund the Acquisition, while the remainder of the Acquisition was funded by Renin using borrowings under the 2020 TD Bank Credit Facility (as defined and described below).

The Acquisition was consummated pursuant to an Asset Purchase Agreement, dated October 22, 2020, between Renin Canada Corp., a wholly-owned subsidiary of Renin, and Colonial Elegance (the “Asset Purchase Agreement”). The Asset Purchase Agreement contains representations, warranties, and covenants believed to be customary for a transaction of this nature, including covenants as to indemnification for breaches of certain representations, warranties and covenants, subject to certain exclusions and caps. Renin has obtained a representations and warranties insurance policy under which Renin may seek coverage for breaches of certain of Colonial Elegance’s representations, warranties, and covenants in the Asset Purchase Agreement, subject to certain exclusions, retention amounts, policy limits, and other terms and conditions.

Amended and Restated TD Bank Credit Facility

In connection with the Acquisition, on October 22, 2020, Renin Canada Corp. and Renin US LLC, each of which is a wholly-owned subsidiary of Renin, entered into a credit agreement (the “2020 TD Bank Credit Facility”) with TD Bank, which amended and restated their existing facility with TD Bank initially entered into in May 2017. The 2020 TD Bank Credit Facility includes a $30.0 million term loan (the “Term Loan”) and an operating loan of up to $20.0 million (the “Operating Loan”) and matures in October 2025.  $30.0 million of proceeds from the Term Loan and approximately $8.0 million of borrowings under the Operating Loan were used to fund most of the purchase price and excess working capital payment related to the Acquisition, as described above. Amounts outstanding under the Term Loan and Operating Loan bear interest at (i) the Canadian Prime Rate plus a spread between 1.375% to 1.875% per annum, (ii) the United States Base Rate plus a spread between 1.00% to 1.50% per annum, or (iii) LIBOR or Canadian Bankers Acceptance Rate, in each case plus a spread between 2.875% to 3.375% per annum, with the spreads applicable to each rate depending on Renin’s total leverage. In addition to ongoing payments of interest under the Term Loan and Operating Loan, the Term Loan requires quarterly payments of principal based on a stated percentage of the original principal amount of $30.0 million, with approximately 37.5% of the original principal amount due at maturity in October 2025.

Pursuant to the terms and conditions of the 2020 TD Bank Credit Facility, Renin is required to comply with certain financial covenants, including a maximum total leverage ratio and a minimum total fixed charge coverage ratio determined quarterly. The 2020 TD Bank Credit Facility also contains other affirmative and negative covenants believed to be customary, including those that may, among other things, limit Renin’s ability to make distributions to the Company and engage in certain transactions, including asset acquisitions or dispositions, mergers, consolidations, and similar transactions.

Renin has guaranteed the obligations of the borrowers under the 2020 TD Bank Credit Facility, and the 2020 TD Bank Credit Facility is collateralized by all of Renin’s assets. In addition, the Company entered into a Pledge Agreement pursuant to which it pledged all of its membership interests in Renin as security for the borrower’s obligations under the 2020 TD Bank Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refers to BBX Capital, Inc. and its consolidated subsidiaries, and the term “BBX Capital” refers to BBX Capital, Inc. as a standalone entity.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans, or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Information Statement, dated August 27, 2020, included as Exhibit 99.1 to the Company’s Form 10 filed with the SEC on August 27, 2020 (the Form 10 Information Statement”). These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, and supply chains; actions governments, businesses, and individuals take in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides and the possibility of a resurgence; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the inability to rehire or replace furloughed employees; risks that the Company may recognize further impairment losses; the risks and uncertainties inherent in the bankruptcy proceedings of IT’SUGAR LLC and its subsidiaries (“IT’SUGAR”) and the inability to predict the effect of IT’SUGAR’s reorganization and/or liquidation process on the Company and its results of operation and financial condition, including the risk that additional impairment charges may be required in the future, IT’SUGAR’s ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation, IT’SUGAR’s ability, through the Chapter 11 bankruptcy process, to reach agreement with its landlords or other third parties, and the risk that creditors of IT’SUGAR may assert claims against the Company or any of their respective subsidiaries (other than IT’SUGAR) and that the Company or any such subsidiary’s assets may become subject to or included in IT’SUGAR’s bankruptcy case; risks related to the Company’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the retail industry; and the risk that certain of the Company’s operations, including retail locations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all. This Quarterly Report on Form 10-Q also contains a discussion of the recent acquisition by Renin Holding, LLC (“Renin”) of Colonial Elegance (“Colonial Elegance”), which is subject to the impact of economic, competitive and other factors affecting Renin and Colonial Elegance, including their operations, markets, marketing strategies, products and services; the risk that the integration of Colonial Elegance may not be completed on a timely basis, or as anticipated; that the anticipated expansion or growth opportunities will not be achieved or if achieved will not be advantageous; that the acquisition will not be cash accretive immediately or at all; that net income may not be generated when anticipated or at all or the acquisition may result in net losses; that BBX Capital and/or Renin may not realize the anticipated benefits of the acquisition when or to the extent anticipated or at all; the risks associated with the increased indebtedness incurred by Renin to finance the acquisition including, compliance with financial covenants and restrictions on Renin’s activities.

The risk factors described in Form 10 Information Statement, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Quarterly Report on Form 10-Q with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from prior results or what the Company expects. The Company qualifies all forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies

See the section “Critical Accounting Policies” in Form 10 Information Statement for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries.

As of September 30, 2020, the Company had total consolidated assets of $387.4 million and shareholders’ equity of $313.9 million.

Spin-Off from Bluegreen Vacations Holding Corporation

Prior to September 30, 2020, Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, was a Florida-based diversified holding company whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate, BBX Sweet Holdings, and Renin”. On September 30, 2020, BVH completed the spin-off of the Company, which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated on September 30, 2020 with the distribution by BVH to its shareholders all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock held on September 22, 2020, the record date for the distribution, and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock held on the record date. Accordingly, as of the close of business on September 30, 2020, BVH ceased to have an ownership interest in the Company, and BVH’s shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH will have the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Rights Agreement

On September 25, 2020, the Company adopted a rights agreement (“Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock without the prior approval of the board of directors.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, as well as the general public’s reaction to the pandemic. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three and nine months ended September 30, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s condensed consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, as described in further detail below, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of September 30, 2020, the Company’s consolidated cash balances were $96.6 million.

See below for additional discussion related to the current and estimated impacts of the COVID-19 pandemic on the Company’s principal holdings.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2020 compared to the same 2019 period:

•	Total consolidated revenues of $42.2 million, a 11.5% decrease compared to the same 2019 period.

•	Loss from continuing operations before income taxes of $10.4 million compared to income from continuing operations before income taxes of $24.1 million during the same 2019 period.
•	Net loss attributable to common shareholders of $8.3 million compared to net income attributable to shareholder of $13.6 million during the same 2019 period.
•	Diluted loss per share of $0.43 compared to a diluted earnings per share of $0.70 for the same 2019 period.

The following summarizes key financial highlights for the nine months ended September 30, 2020 compared to the same 2019 period:

•	Total consolidated revenues of $117.0 million, a 23.5% decrease compared to the same 2019 period.
•	Loss from continuing operations before income taxes of $54.4 million compared to income from continuing operations before income taxes of $31.5 million during the same 2019 period.
•	Net loss attributable to common shareholders of $38.8 million compared to net income attributable to shareholder of $15.4 million during the same 2019 period.
•	Diluted loss per share of $2.01 compared to a diluted income per share of $0.80 for the same 2019 period.

The Company’s consolidated results for the three months ended September 30, 2020 compared to the same 2019 period were significantly impacted by the following:

•	A net decrease in sale activity by BBX Capital Real Estate and its joint ventures in the 2020 period as compared to the 2019 period.
•	A decrease in BBX Sweet Holdings’ revenues primarily attributable to the impact of the COVID-19 pandemic on its operations.
•

A net decrease in selling, general and administrative expenses primarily attributable to cost mitigating activities implemented in the 2020 period in response to the COVID-19 pandemic, including permanent and temporary reductions in workforce.

•	The recognition of a loss of $3.3 million upon the Company’s deconsolidation of IT’SUGAR in connection with its filing of voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.

In addition to the items discussed above for the three months ended September 30, 2020, the Company’s consolidated results for the nine months ended September 30, 2020 compared to the same 2019 period were also significantly impacted by the recognition of impairment losses of $30.7 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of the COVID-19 pandemic.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income before income taxes by reportable segment is set forth in the table below (in thousands):

1

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
BBX Capital Real Estate	$961	29,114	(28,153)	4,633	50,641	(46,008)
BBX Sweet Holdings	(8,215)	(115)	(8,100)	(47,167)	(4,281)	(42,886)
Renin	1,489	480	1,009	3,414	1,551	1,863
Other	814	(114)	928	(2,230)	130	(2,360)
Reconciling items and eliminations	(5,444)	(5,303)	(141)	(13,077)	(16,571)	3,494
(Loss) income before income taxes from continuing operations	(10,395)	24,062	(34,457)	(54,427)	31,470	(85,897)
Benefit (provision) for income taxes	1,633	(6,893)	8,526	10,847	(9,041)	19,888
Net (loss) income from continuing operations	(8,762)	17,169	(25,931)	(43,580)	22,429	(66,009)
Discontinued operations	—	(3,654)	3,654	(74)	(7,177)	7,103
Net (loss) income	(8,762)	13,515	(22,277)	(43,654)	15,252	(58,906)
Less: Net loss attributable to noncontrolling interests	510	97	413	4,822	165	4,657
Net (loss) income attributable to shareholders	$(8,252)	13,612	(21,864)	(38,832)	15,417	(54,249)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate (or BBXRE) is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

Overview

Although BBXRE has not to date been as significantly impacted by the COVID-19 pandemic as BBX Sweet Holdings, BBXRE’s operations have been impacted by the pandemic, and it is expected that its operations will continue to be impacted by the pandemic in future periods. While recent construction activities have continued at BBXRE’s existing projects and sales at its single-family home developments have generally returned to pre-pandemic levels following some disruptions in March and April 2020, the effects of the pandemic, including increased unemployment and economic uncertainty generally and in the real estate and credit markets in particular, as well as recent increases in the number of COVID-19 cases in Florida and throughout the United States, have impacted rental activities at BBXRE’s multifamily apartment developments and increased uncertainty relating to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the timing and financing of new multifamily apartment developments.

While the Company expects that the impact of the COVID-19 pandemic will adversely affect BBXRE’s operating results and financial condition for the year ended December 31, 2020, primarily with respect to the expected timing of sales, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets as of September 30, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which have returned to pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, the Company recognized $2.7 million of impairment losses during the nine months ended September 30, 2020 primarily related to a decline in the estimated fair values of certain of BBXRE’s investments in joint ventures, including i) a joint venture that is developing an office tower, as the market for office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been impacted by the pandemic.

There is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that the sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. Further, while government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. In addition, the effects of the pandemic may impact the costs of operating BBXRE’s real estate assets, including, but not limited to, an increase in property insurance costs indicated by recently obtained quotes of insurance costs that are higher than pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize further impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single family homes, and/or rental rates for multifamily apartments.

Prior to the pandemic, BBXRE previously disclosed that it anticipated that its operating profits would decline in 2020 as compared to recent prior periods when significant sales of assets were consummated, and BBXRE expects that the effects of the COVID-19 pandemic will result in a further decline in its results of operations for 2020. Further, as BBXRE’s primary focus in 2020 had been to source investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate profits in future periods, the effects of the COVID-19 pandemic may impact BBXRE over a longer term to the extent that its ability to identify new development opportunities that meet its investment criteria or source debt or equity capital from unaffiliated third parties is adversely impacted. While BBXRE may be able to identify opportunistic investments in a recessionary environment that could be funded with available cash, there is no certainty that such opportunities will be identified, that such opportunities will meet the Company’s investment criteria, or that required funds will be available for that purpose.

As a result of the above factors, including the potential impact of the COVID-19 pandemic on sales of existing projects and investments in new development opportunities, BBXRE’s results of operations and financial condition may be materially adversely impacted by the effects of the pandemic in future periods.

The Altman Companies and Related Investments

To date, the COVID-19 pandemic has not significantly impacted construction activities which remain ongoing at the existing projects sponsored by the Altman Companies, and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. In addition, through September 30, 2020, the Altman Companies had collected in excess of 97% of the rents at the multifamily apartment communities under its management. While its leasing activities were conducted virtually during March through May 2020, the Altman Companies has reopened its leasing offices for visits by appointment. Although the Altman Companies experienced a decline in tenant demand and in the volume of new leases during the second quarter of 2020, it generally experienced an increase in the volume of new leases at its communities during the third quarter of 2020. However, in an effort to maintain occupancy at its stabilized communities and increase occupancy at its communities under development, commencing in the second quarter and through the third quarter of 2020, the Altman Companies offered an increased number of concessions to prospective and renewing tenants.

BBXRE and the Altman Companies currently believe that market participants for multifamily apartment communities similar to those sponsored and managed by the Altman Companies are generally assuming a short to medium term decline in occupancy and market rents and an increase in rent concessions, with the prospect of a recovery in occupancy and rental rates in 12-24 months. However, the impact of the COVID-19 pandemic on the economy remains uncertain, and the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances.

Further, while there are indications that the capitalization rates for multifamily apartment communities similar to those sponsored and managed by the Altman Companies have generally remained steady, as the impact of the increased uncertainty in the overall market is generally viewed as having been offset by the impact of the significant decline in interest rates,  the impact of the COVID-19 pandemic on economic conditions in general, including uncertainty regarding the severity and duration of such impact, has adversely impacted the level of real estate sales activity and overall credit markets and may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn.

If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis at Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

During the nine months ended September 30, 2020, BBXRE continued the development of the lots comprising Phase II of the Beacon Lake Community in St. Johns County, Florida, which is expected to include approximately 400 single-family homes and 196 townhomes, and an additional 79 lots for single-family homes as part of Phase III of the project and sold to homebuilders 102 single family lots and 70 townhome lots. In addition, as part of BBXRE’s efforts to maximize liquidity in light of overall economic conditions, the community development district related to the Beacon Lake Community issued $8.6 million of additional community development bonds. The funds from the issuance were primarily used to reimburse BBXRE for its funding of ongoing development costs related to Phases II and III. As of September 30, 2020, BBXRE had entered into purchase agreements with homebuilders to sell developed lots for an additional 320 single-family homes and 126 townhomes as part of Phases II and III and has collected deposits related to these purchase agreements.

Following the initial outbreak of COVID-19 in March 2020, unaffiliated homebuilders at the Beacon Lake Community experienced a decline in the volume of sales traffic and home sales and requested extensions of their existing agreements for the purchase of additional developed lots from BBXRE, and BBXRE agreed to such extensions. Subsequently, sales activity significantly increased in May 2020 and generally returned to pre-pandemic levels subsequent to May 2020. Based on that activity, BBXRE currently expects the sale of the remaining developed lots to occur pursuant its purchase agreements with the homebuilders under the modified takedown schedules. However, there is no assurance that this will be the case, and the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in further requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contractually owed contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE does not currently expect that there will be a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could result in the recognition of impairment losses in future periods.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (dollars in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Sales of real estate inventory	$4,970	370	4,600	14,248	5,030	9,218
Interest income	419	166	253	604	631	(27)
Net gains on sales of real estate assets	164	399	(235)	130	11,395	(11,265)
Other	329	197	132	1,116	1,321	(205)
Total revenues	5,882	1,132	4,750	16,098	18,377	(2,279)
Cost of real estate inventory sold	3,367	—	3,367	9,473	2,643	6,830
Recoveries from loan losses, net	(807)	(1,821)	1,014	(5,844)	(4,206)	(1,638)
Impairment losses	—	37	(37)	2,710	37	2,673
Selling, general and administrative expenses	1,715	2,336	(621)	5,176	6,709	(1,533)
Total costs and expenses	4,275	552	3,723	11,515	5,183	6,332
Operating profits	1,607	580	1,027	4,583	13,194	(8,611)
Equity in net (losses) earnings of unconsolidated joint ventures	(646)	28,534	(29,180)	50	37,276	(37,226)
Other income	—	—	—	—	171	(171)
Income before income taxes	$961	29,114	(28,153)	4,633	50,641	(46,008)

BBX Capital Real Estate’s income before income taxes for the three months ended September 30, 2020 compared to the same 2019 period decreased by $28.2 million primarily due to the following:

•

A decrease in equity in net earnings of unconsolidated joint ventures primarily due to BBXRE recognizing $29.1 million of equity earnings from the Altis at Bonterra joint venture in 2019 as a result of the sale of its 314 unit multifamily apartment community in August 2019; and

•	A net decrease in recoveries from loan losses; partially offset by,
•

An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 62 developed lots during the 2020 period and no developed lots during the 2019 period; and

•	A decrease in selling, general and administrative expenses primarily associated with lower incentive bonuses and professional fees.

BBX Capital Real Estate’s income before income taxes for the nine months ended September 30, 2020 compared to the same 2019 period decreased by $46.0 million primarily due to the following:

•

A decrease in equity in net earnings of unconsolidated joint ventures primarily due to sales of real estate during the 2019 period, including the sale of real estate assets by the Altis at Bonterra, Altis at Lakeline, and PGA Design Center joint ventures and single-family homes by the Chapel Trail joint venture;

•	A decrease in net gains on sales of real estate assets primarily due to BBXRE’s sale of various real estate assets during the 2019 period, including RoboVault and land parcels at PGA Station; and
•	The recognition of impairment losses during the 2020 period; partially offset by,
•

An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 172 developed lots during the 2020 period and 51 developed lots during the 2019 period;

•	A net increase in recoveries from loan losses primarily due to a settlement with a financial institution servicing loans and guarantors for BBXRE; and
•

A decrease in selling, general and administrative expenses primarily due to the above mentioned cost reductions,  a legal settlement with a title company in 2020, and lower operating expenses due to the sale of RoboVault during 2019.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates,  a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks,  a manufacturer and wholesaler of chocolate and other confectionery products.

BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, as further discussed below, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) on September 22, 2020, and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings.

Overview

Although BBX Sweet Holdings’ results from operations were improved for the first two months of 2020 as compared to 2019, reflecting, among other things, IT’SUGAR’s opening of a three story candy department store at American Dream in New Jersey in December 2019 and the opening of three other stores in 2019, BBX Sweet Holdings has been materially adversely impacted by the effects of the COVID-19 pandemic.

In March 2020, as a result of various factors, including government-mandated closures and CDC and WHO advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan which included revised store floor plans, increased sanitation protocols, and the gradual recall of furloughed store and corporate employees to full or part-time employment. However, from time to time, IT’SUGAR has been required to close previously reopened locations as a result of various factors, including government- mandated closures and staffing shortages.

IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period that the locations have been opened and operating under conditions which have been affected by the pandemic. In addition to its unpaid rental obligations, IT’SUGAR ceased paying various outstanding obligations to its vendors.

Although IT’SUGAR was able to reopen its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital (as further described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report), IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations as i) it was unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and ii) its sales volumes had not sufficiently improved and stabilized following the reopening of its locations. In particular, although a significant portion of its retail locations were reopened during the three months ended September 30, 2020, IT’SUGAR’s total revenues for the period declined by approximately 50.4% as compared to the comparable period in 2019. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the cases commenced by such filings, the “Bankruptcy Cases”)

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stays most actions against IT’SUGAR, including most actions to collect pre-petition indebtedness or to exercise control of the property of IT’SUGAR. Accordingly, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization, as further described below.

In order to successfully exit the Chapter 11 Bankruptcy Cases, IT’SUGAR will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. The Reorganization Plan will determine the rights and claims of various creditors and security holders, and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities will be given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. As provided by the Bankruptcy Code, IT’SUGAR initially has the exclusive right to solicit a plan and plans to submit a Reorganization Plan to the Bankruptcy Court in the near future. In connection with the Chapter 11 Bankruptcy Cases, the Office of the United States Trustee, a division of the Department of Justice, has appointed an official committee of unsecured creditors (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Bankruptcy Court, including the confirmation of the Reorganization Plan.

If IT’SUGAR fails to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by IT’SUGAR, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7 bankruptcy cases, a trustee would be appointed to collect IT’SUGAR’s assets, reduce them to cash, and distribute the proceeds to IT’SUGAR’s creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, if IT’SUGAR’s Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of the conversion of the Bankruptcy Cases to Chapter 7 bankruptcy cases, the Bankruptcy Court could dismiss the Bankruptcy Cases.

At the current time, IT’SUGAR is continuing to operate its retail locations under the supervision of the Bankruptcy Court and Creditors’ Committee and is negotiating with its creditors in relation to a proposed Reorganization Plan and the terms of amendments to the lease agreements associated with its retail locations.

At this time, it is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and it is able to negotiate amendments to its lease agreements that lower its ongoing occupancy costs, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain. Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition both during the resolution of the bankruptcy proceedings and thereafter.

As a result of IT’SUGAR filing the Chapter 11 Bankruptcy Cases and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR as of September 22, 2020 and recognized a loss of $3.3 million during the three and nine months ended September 30, 2020 in connection with the deconsolidation, as further discussed in Note 17 to the Company’s condensed consolidated financial statements included in Item 1 of this report. Prior to the deconsolidation of IT’SUGAR, the Company recognized $25.3 million of impairment losses during the nine months ended September 30, 2020 related to IT’SUGAR’s goodwill and long-lived assets as a result of the effects of the pandemic, including the recognition of a goodwill impairment loss of $20.3 million based on a decline in the estimated fair value of IT’SUGAR. The decline in the estimated fair value of IT’SUGAR during the nine months ended September 30, 2020 as compared to the Company’s prior valuation of IT’SUGAR as of December 31, 2019 reflected the impact on the Company’s estimated future cash flows of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020, including the liabilities incurred by IT’SUGAR during the shutdown, and considered scenarios in which IT’SUGAR’s business and sales volumes would stabilize following the phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020.

The Company’s assessment of IT’SUGAR’s assets for impairment, as well as its estimate of the fair value of its investment in IT’SUGAR in connection with the deconsolidation of IT’SUGAR, required the Company to make estimates based on facts and circumstances as of each reporting date and assumptions about current and future economic and market conditions. These assumptions included the stabilization of IT’SUGAR following a phased reopening of its retail locations in 2020 and its ability to access and operate in its retail locations in spite of ongoing negotiations with the landlords of these locations related to unpaid rents. Further, the Company’s estimated fair value of its investment in IT’SUGAR at the time of its filing of the Bankruptcy Cases included assumptions related to relief of pre-petition obligations and improved occupancy costs as a result of renegotiated lease agreements for its retail locations. In addition, the Company’s estimates assumed that there would not be a material permanent decline in the demand for IT’SUGAR’s products and that IT’SUGAR will ultimately in the future return to its full operations and implement its long-term strategy to reinvest in and grow its business. However, as it is difficult to predict i) the severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, which are uncertain and rapidly changing and may involve the re-implementation of government mandated closures or operating restrictions, and ii) the ultimate outcome of IT’SUGAR’s Chapter 11 Bankruptcy Cases, these estimates and assumptions may change over time, which may result in the recognition of additional impairment losses related to the Company’s investment in IT’SUGAR that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, IT’SUGAR’s Chapter 11 Bankruptcy Cases being converted to Chapter 7 bankruptcy cases, IT’SUGAR not obtaining expected relief during the reorganization, a material permanent decline in demand for IT’SUGAR’s products, IT’SUGAR abandoning its long-term strategy to reinvest and grow its business as a result of changes in consumer demand, and significant additional closures following the initial reopening of locations as a result of additional outbreaks of COVID-19.

As a result of the above factors, the Company recognized $25.3 million of impairment losses related to IT’SUGAR’s goodwill and long-lived assets during the nine months ended September 30, 2020, including the recognition of a goodwill impairment loss of $20.3 million based on a decline in the estimated fair value of IT’SUGAR. See Notes 1 and 6 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information with respect to the Company’s recognition of impairment losses related to IT’SUGAR, including the Company’s significant estimates and assumptions related to IT’SUGAR and the fact that such assumptions may change over time as a result of the COVID-19 pandemic and the ultimate outcome of IT’SUGAR’s Chapter 11 bankruptcy cases, which may result in the recognition of additional impairment losses related to the BBX Sweet Holdings’ investment in IT’SUGAR that would be material to the Company’s financial statements.

In April 2020, BBX Capital, through a wholly-owned subsidiary of BBXRE, purchased IT’SUGAR’s revolving line of credit and equipment note from the respective lenders for the aggregate outstanding principal balance of the loans of $4.3 million plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. In addition, in October 2020, IT’SUGAR obtained a $4.0 million “debtor in possession” credit facility from a subsidiary of BBX Capital that was approved by the Bankruptcy Court on an interim basis pending a final hearing. As of November 9, 2020, $2.0 million had been funded to IT’SUGAR under the DIP credit facility.

See Note 17 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information with respect to IT’SUGAR’s Bankruptcy Cases and the Company’s issuance of DIP financing to IT’SUGAR.

Hoffman’s Chocolates and Las Olas Confections and Snacks

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers, and during the three months ended June 30, 2020, it commenced a phased reopening of its locations to customer traffic. As of July 1, 2020, Hoffman’s Chocolates had reopened all of its locations, and its sales volumes during the three months ended September 30, 2020 were approximately 71% of pre-pandemic levels (as compared to the comparable period in 2019). Although Las Olas Confections and Snacks experienced a decline in sales through the second quarter of 2020, its manufacturing and distribution processes were not materially impacted by the pandemic, and its sales during the nine months ended September 30, 2020 were approximately 92% of pre-pandemic levels (as compared to the comparable period in 2019).

Hoffman’s Chocolates and Las Olas Confections and Snacks have also been engaged in negotiations with the landlords of their respective retail and manufacturing locations for rent abatements, deferrals, and other modifications. As of September 30, 2020, Hoffman’s Chocolates and Las Olas Confections and Snacks had accrued and unpaid current rental obligations of $0.2 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and they had executed lease amendments with respect to 6 of these locations, including Las Olas Confections and Snacks’ manufacturing facility in Orlando, Florida. There is no assurance that the sales volumes of these businesses will improve, and they may be required to close previously reopened locations as a result of governments reimplementing mandated closures or otherwise. There is also no assurance that Hoffman’s Chocolates will be able to execute a lease amendment with the landlord of its remaining location for which an agreement has yet to be reached, and due to the uncertainty related to these businesses as a result of the pandemic, there is no assurance they will be in a position to meet their obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$15,166	28,051	(12,885)	41,743	76,039	(34,296)
Cost of trade sales		(11,678)	(17,229)	5,551	(35,493)	(48,862)	13,369
Gross margin		3,488	10,822	(7,334)	6,250	27,177	(20,927)
Interest income		2	12	(10)	29	43	(14)
Other revenue		77	115	(38)	281	210	71
Interest expense		(54)	(45)	(9)	(170)	(143)	(27)
Impairment losses		—	—	—	(25,303)	—	(25,303)
Selling, general and administrative expenses		(8,483)	(11,086)	2,603	(25,123)	(31,860)	6,737
Total operating losses		(4,970)	(182)	(4,788)	(44,036)	(4,573)	(39,463)
Loss on the deconsolidation of IT'SUGAR, LLC		(3,326)	—	(3,326)	(3,326)	0	(3,326)
Other income		81	67	14	195	292	(97)
Loss before income taxes		$(8,215)	(115)	(8,100)	(47,167)	(4,281)	(42,886)
Gross margin percentage	%	23.00	38.58	(15.58)	14.97	35.74	(20.77)
SG&A as a percent of trade sales	%	(55.93)	(39.52)	(16.41)	(60.18)	(41.90)	(18.28)

BBX Sweet Holdings loss before income taxes for the three months ended September 30, 2020 compared to the same 2019 period increased by $8.1 million primarily due to the following:

•	A decrease in trade sales primarily due to the impacts of the COVID-19 pandemic described above;
•	A significant decline in gross margin percentage as a result of ongoing lease costs associated with BBX Sweet Holdings’ retail and manufacturing locations; and
•	A loss on the deconsolidation of IT’SUGAR; partially offset by
•	A net decrease in selling, general and administrative expenses primarily due costs reductions implemented as a result of the COVID-19 pandemic.

BBX Sweet Holdings’ loss before income taxes for the nine months ended September 30, 2020 was $47.2 million compared to $4.3 million during the same 2019 period. The increase was primarily due to the recognition of impairment losses in 2020 due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units as a result of the impact of the COVID-19 pandemic on market conditions, as well as the factors described above related to the three months ended September 30, 2020 and 2019.

Information regarding the results of operations for IT’SUGAR for the three and nine months ended September 30, 2020 and 2019 is set forth below (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$12,197	24,677	(12,480)	31,794	63,347	(31,553)
Cost of trade sales		(9,095)	(13,902)	4,807	(26,923)	(37,442)	10,519
Gross margin		3,102	10,775	(7,673)	4,871	25,905	(21,034)
Selling, general and administrative expenses		7,793	9,567	(1,774)	21,121	26,645	(5,524)
Total operating (losses) profits		(4,691)	1,208	(5,899)	(16,250)	(740)	(15,510)
Interest and other income		54	15	39	125	240	(115)
Impairment losses		—	—	—	(24,948)	—	(24,948)
Interest expense		(34)	(23)	(11)	(109)	(80)	(29)
(Loss) income before income taxes		$(4,671)	1,200	(5,871)	(41,182)	(580)	(40,602)
Gross margin percentage	%	25.43	43.66	(18.23)	15.32	40.89	(25.57)
SG&A as a percent of trade sales	%	63.89	38.77	25.12	66.43	42.06	24.37

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China and Vietnam. Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Overview

As of September 30, 2020, Renin had not been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have been offset by an increase in sales through its retail and commercial channels. However, as a result of the pandemic, Renin has experienced increased costs related to the shipment of products and raw materials, which has impacted its product costs and gross margin.

Although Renin’s operations had not been significantly impacted by the pandemic as of September 30, 2020, the effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials, including further delays in the production and shipment of products and raw materials from foreign suppliers and continued increases in shipping costs. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including increased tariffs or closures or delays in the supply chain, could have a material impact on Renin’s cost of product and ability to meet customer demand.

Acquisition of Colonial Elegance

In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance Inc. (“Colonial Elegance”). Colonial Elegance, which is headquartered in Montreal, Canada, is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada which are complementary to and expand Renin’s existing customer base. Renin believes the acquisition of Colonial Elegance will establish Renin as a leader in barn doors and closet doors products, support the expansion of the growing door hardware and stair parts business, and provide a promising avenue for continued growth. In addition, Renin believes that the increased scale of the combined businesses will result in better overall service and selection for its customers and improved logistics and cost efficiencies for Renin.

The base purchase price for the acquisition was CAD $51.0 million (approximately USD $39.0 million) plus a payment of CAD $6.7 million (approximately USD $5.1 million) for excess working capital, with the payment for excess working capital subject to adjustment based on the final determination of the excess working capital amount delivered at closing. BBX Capital made a $5.0 million capital contribution to Renin to partially fund the acquisition, while the remainder of acquisition was funded by Renin using borrowings under its amended and restated credit facility with TD Bank, as described below.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance, Renin amended and restated its credit facility with TD Bank to include a $30.0 million term loan (the “Term Loan”) and an operating loan of up to $20.0 million (the “Operating Loan”), both of which mature in October 2025. $30.0 million of proceeds from the Term Loan and approximately $8.0 million of borrowings under the Operating Loan were used to fund most of the purchase price and excess working capital payment related to the acquisition. Amounts outstanding under the Term Loan and Operating Loan bear interest at (i) the Canadian Prime Rate plus a spread between 1.375% to 1.875% per annum, (ii) the United States Base Rate plus a spread between 1.00% to 1.50% per annum, or (iii) LIBOR or Canadian Bankers Acceptance Rate, in each case plus a spread between 2.875% to 3.375% per annum, with the spreads applicable to each rate depending on the Renin’s total leverage. In addition to ongoing payments of interest under the Term Loan and Operating Loan, the Term Loan requires quarterly payments of principal based on a stated percentage of the original principal amount of $30.0 million, with approximately 37.5% of the original principal amount due at maturity in October 2025.

See Note 18 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information with respect to Renin’s acquisition of Colonial Elegance and its amended and restated credit facility with TD Bank, including BBX Capital’s pledge of its membership interest in Renin.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$19,662	16,442	3,220	54,283	51,124	3,159
Cost of trade sales		(15,927)	(12,983)	(2,944)	(44,054)	(40,989)	(3,065)
Gross margin		3,735	3,459	276	10,229	10,135	94
Selling, general and administrative expenses		2,135	2,849	(714)	6,788	8,326	(1,538)
Total operating profits		1,600	610	990	3,441	1,809	1,632
Other (expense) revenue		—	—	—	(3)	152	(155)
Interest expense		(53)	(131)	78	(238)	(387)	149
Foreign exchange (loss) gain		(58)	1	(59)	214	(23)	237
Income before income taxes		$1,489	480	1,009	3,414	1,551	1,863
Gross margin percentage	%	19.00	21.04	(2.04)	18.84	19.82	(0.98)
SG&A as a percent of trade sales	%	10.86	17.33	(6.47)	12.50	16.29	(3.78)

Renin’s income before income taxes for the three months ended September 30, 2020 was $1.5 million compared to $0.5 million during the same 2019 period. The increase was primarily due to the following:

•	An increase in Renin’s trade sales resulting primarily from a net increase in sales to customers in its retail and commercial channels; and
•

A decrease in selling, general and administrative expenses primarily due to lower marketing, travel, and trade show expenses as a result of travel restrictions associated with the COVID-19 pandemic and lower  consulting expenses related to costs incurred in 2019 associated with the procurement of raw materials; partially offset by

•	A decrease in Renin’s gross margin percentage which primarily resulted from increased costs related to the shipment of products and raw materials largely due to the COVID-19 pandemic.

Renin’s income before income taxes for the nine months ended September 30, 2020 was $3.4 million compared to $1.6 million during the same 2019 period. The increase was primarily due to reduced selling, general and administrative expenses as described above, including lower marketing,  travel, and trade show expenses as a result of travel restrictions associated with the COVID-19 pandemic and lower consulting expenses. For the nine months ended September 30, 2020, the impact of higher shipping costs on Renin’s gross margin percentage was partially offset by the impact of wage subsidies received for employees in its Canadian manufacturing facility during the second quarter of 2020 as a result of the COVID-19 pandemic.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the nine months ended September 30, 2020, the Company recognized $2.7 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate general and administrative expenses; and
•	Interest income on interest-bearing cash accounts

Corporate General and Administrative Expenses

Through September 30, 2020, BBX Capital’s corporate general and administrative expenses consisted primarily of an allocation of the cost of services provided by BVH to the Company for various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The cost allocation from BVH to BBX Capital’s corporate general and administrative expenses for the three months ended September 30, 2020 and 2019 were $4.8 million and $5.4 million, respectively, and $12.7 million and $16.7 million, respectively for the nine months ended September 30, 2020 and 2019. The decrease in the cost allocation for corporate general and administrative expenses for the 2020 period as compared to the same 2019 period primarily reflects the allocation of compensation expense related to BVH’s Chief Executive Officer and Chief Financial Officer to Bluegreen as a result of their expanded roles at Bluegreen in the 2020 periods, which resulted in lower executive compensation expenses incurred directly by BVH, as well as an updated estimate of the allocation of annual executive bonus expenses expected to be paid in cash and stock.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its loss before income taxes reduced by net income or loss attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately 17% and 29% during the three months ended September 30, 2020 and 2019, respectively, and 22% and 29% during the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2020 and 2019 was impacted by the Company’s nondeductible executive compensation allocated from BVH and state income taxes. The effective income tax rate for the 2020 period reflects a current estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

Discontinued Operations

As described in Note 1 to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of the Company, previously entered into area development and franchise agreements with MOD Pizza related to the development of MOD Pizza franchised restaurant locations throughout Florida and, through 2019, had opened nine restaurant locations. In September 2019, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

The Company recognized a pre-tax loss from discontinued operations of $0.1 million during the nine months ended September 30, 2020 and pre-tax losses from discontinued operations of $4.8 million and $9.5 million during the three and nine months ended September 30, 2019. The pre-tax losses during the three and nine months ended September 30, 2019 were primarily attributable to operating losses associated with FFTRG’s MOD Pizza restaurant locations, including costs incurred in connection with the opening of two restaurant locations and the recognition of impairment losses of $4.0 million and $6.7 million during the three and nine months ended September 30, 2019 primarily associated with the closing of locations and the termination of the MOD Pizza area development and franchise agreements.

Net Income or Loss Attributable to Noncontrolling Interests

Through September 22, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a partially-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was previously required to attribute net income or loss to the noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries,  the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR.

Net loss attributable to noncontrolling interests was $0.5 million and $4.8 million during the three and nine months ended September 30, 2020 compared to $0.1 million and $0.2 million for the comparable 2019 periods. The increase in the net loss attributable to noncontrolling interests for the three and nine months ended September 30, 2020 as compared to the same 2019 periods was primarily due to increased operating losses at IT’SUGAR, including the recognition of impairment losses related to its goodwill and long lived assets.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash flows (used in) provided by operating activities	$(7,736)	21,372
Cash flows (used in) provided by investing activities	(6,434)	39,050
Cash flows provided by (used in) financing activities	89,725	(58,038)
Net increase in cash, cash equivalents and restricted cash	$75,555	2,384
Cash, cash equivalents and restricted cash at beginning of period	21,287	30,082
Cash, cash equivalents and restricted cash at end of period	$96,842	32,466

Cash Flows from Operating Activities

The Company’s cash used in operating activities increased by $29.1 million during the nine months ended September 30, 2020 compared to the same 2019 period primarily due to lower distributions from unconsolidated real estate joint ventures and  increased operating losses as a result of the impacts of the COVID-19 pandemic, including a decline in trade sales primarily reflecting the closure of BBX Sweet Holdings’ retail locations and subsequent impact on consumer demand, partially offset by higher sales of real estate inventory by BBXRE during the 2020 period as compared to the 2019 period.

Cash Flows from Investing Activities

The Company’s cash used in investing activities increased by $45.5 million during the nine months ended September 30, 2020 compared to the same 2019 period primarily due to lower distributions from unconsolidated real estate joint ventures and decreased proceeds from the sale of real estate, partially offset by lower investments in unconsolidated real estate joint ventures and a decline in purchases of property and equipment.

Cash Flows from Financing Activities

The Company’s cash provided by financing activities increased by $147.8 million during the nine months ended September 30, 2020 compared to the same 2019 period, which was primarily due to higher net transfers from Parent in the 2020 period.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are on vacation. BBX Sweet Holdings’ other operating businesses historically generated their strongest trade sales during the fourth quarter in connection with various holidays in the United States. Due primarily to the closures of IT’SUGAR’s retail locations as a result of COVID-19 pandemic and the reduction in consumer demand and families on vacation, BBX Sweet Holdings and IT’SUGAR experienced significantly decreased sales in the second and third quarters of 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR, IT’SUGAR’s sales and results of operations will not be included in the Company’s condensed consolidated statement of operations subsequent to September 22, 2020.

Commitments

The Company’s material commitments as of September 30, 2020 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2020 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$5,311	850	2,529	28,261	(951)	36,000
Noncancelable operating leases	727	4,788	3,305	6,168	—	14,988
Total contractual obligations	6,038	5,638	5,834	34,429	(951)	50,988
Interest Obligations (2)
Notes payable and other borrowings	1,939	4,264	4,094	27,449	—	37,746
Total contractual interest	1,939	4,264	4,094	27,449	—	37,746
Total contractual obligations	$7,977	9,902	9,928	61,878	(951)	88,734

(1)

Does not include BBXRE’s obligation under the Altman Companies’ operating agreement to purchase an additional 40% equity interest in January 2023 for a purchase price, subject to certain adjustments, of $9.4 million. In addition, does not include contractual obligations of IT’SUGAR, which is no longer consolidated by the Company as a result of its filing of the Bankruptcy Cases on September 22, 2020.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2020.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 10 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are primarily accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of September 30, 2020 and December 31, 2019, the Company’s investments in these joint ventures totaled $60.6 million and $57.3 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 5 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

The Company owns all of IT’SUGAR’s Class A Preferred Units and 90.4% of its Class B Common Units and accounts for its $18.9 million investment in and advances to IT’SUGAR at cost.  Although the Company is not obligated to finance the activities of IT’SUGAR in bankruptcy, in October 2020, a subsidiary of the Company entered into a $4.0 million Debtor-in-Possession credit facility with IT’SUGAR and the Company may advance additional funds to IT’SUGAR in order to maintain its ownership interest.  In the future, the Company may decide not to advance additional funds to IT’SUGAR in bankruptcy, if needed, which could dilute the Company’s investment in IT’SUGAR and result in additional impairment charges.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash, cash equivalents, and short-term investments of approximately $96.6 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As discussed in this report, the Company has sought to take various mitigating measures to manage through the current challenges resulting from the COVID-19 pandemic, including cost and capital expenditure reductions at its subsidiaries. However, management is continuing to evaluate the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable, including additional debtor-in-possession funding to IT’SUGAR during the Bankruptcy Court proceedings.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development, and contributions from BVH. However, the COVID-19 pandemic has impacted and resulted in uncertainty regarding many of these sources of liquidity, and as a result of the spin-off of BBX Capital from BVH, the Company will no longer receive capital contributions from BVH. The Company believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments.

In addition, the Company expects to receive quarterly interest payments on the $75.0 million promissory note that was issued by BVH in favor of BBX Capital in connection with the spin-off. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, BVH may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest.

The Company believes that its current financial condition will allow it to meet its anticipated near-term liquidity needs. The Company may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to the Company on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

The Company has historically used its available funds for operations and general corporate purposes (including working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above), make additional investments in real estate opportunities, operating businesses, or other opportunities, or make distributions to BVH. While the Company will continue to evaluate opportunistic investments, the Company currently expects to use its available funds primarily for operations and general corporate purposes and to fund operating deficits resulting from the COVID-19 pandemic. However, as discussed above, the Company’s management intends to evaluate the operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to certain of its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $0.5 million to $1.0 million in the Altman Companies and related joint ventures during the remainder of 2020 relating to planned predevelopment expenditures, ongoing operating costs and potential operating shortfalls related to certain projects. Furthermore, if the Altman

Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. However, at this time, the COVID-19 pandemic has resulted in uncertainty in the ability of the Altman Companies to close on the capital necessary to commence the construction of new projects for the foreseeable future, and an additional contribution to ABBX Guaranty, LLC is not anticipated to occur until 2021.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, while Joel Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE has entered into two real estate joint ventures, CCB Miramar, LLC and L03/212 Partners, LLC, in which the Company expects to contribute additional capital of approximately $1.5 million during the next twelve to twenty-four months based on the current plans and estimates associated with the related development projects.

Subsequent to September 30, 2020, the Company contributed $5.0 million to Renin to partially fund Renin’s acquisition of Colonial Elegance, as further described in this report, and the Company will continue to evaluate opportunistic investments which may involve the use of its available cash, cash equivalents, and short-term investments.

Credit Facilities with Future Availability

As of September 30, 2020, Renin had a credit facility with future availability, subject to eligible collateral and the terms of the facility.

TD Bank Credit Facility. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving line of credit for up to approximately $16.3 million subject to certain terms and conditions. During the first quarter of 2020, Renin received a waiver from TD Bank of its breach of the quarterly debt service coverage ratio under the facility, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loan with borrowings from the revolving line of credit.  Further, in July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022. As of September 30, 2020, the outstanding amount under the revolving line of credit was $4.9 million with an effective interest rate of 3.46%. As of September 30, 2020, Renin had availability of approximately $8.3 million under the above revolving line of credit, subject to eligible collateral and the terms of the facility, as applicable. However, the potential effects of the COVID-19 pandemic on Renin’s operations could impact its ability to remain in compliance with the financial covenants under these facilities and limit the extent of availability under the facilities, including under the terms of the facilities as amended and restated as described below, in future periods.

In connection with Renin’s acquisition of Colonial Elegance in October 2020, the credit facility with TD Bank was amended and restated to include a $30.0 million term loan (the “Term Loan”) and an operating loan of up to $20.0 million (the “Operating Loan”), with the Operating Loan serving as a continuation of the existing revolving line of credit under the prior credit facility. Both the Term Loan and Operating Loan mature in October 2025. See Note 18 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information.

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required in connection with the rollout of new products with the customer. Renin believes that the supplier is liable for such costs pursuant to the terms of the agreements between Renin and the supplier, and Renin has notified the supplier that it intends to exercise a right of offset of the costs against outstanding amounts due to the supplier of approximately $6.0 million. The costs of the products and related shipping will be recognized in connection with sale to the customer during the fourth quarter of 2020, while the costs of the displays and related shipping will be deferred and amortized over the period in which the Company expects to benefit from their use. Although Renin’s right of offset may reduce a portion of the shipping costs incurred related to the products and displays, the supplier may dispute Renin’s offset and seek collection for amounts otherwise due to it, and there is no assurance regarding the ultimate resolution of the matter. This matter may adversely impact Renin’s compliance with the financial covenants under its outstanding credit facility. If Renin is unable to comply with its covenants, Renin would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in its Form 10 filed with the SEC on August 27, 2020.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the Company’s Form 10 Information Statement filed on August 27, 2020.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of Company’s Information Statement filed on August 27, 2020.

The information presented below updates the related risk factor set forth in Company’s Information Statement filed on August 27, 2020.

The impact of the IT’SUGAR Bankruptcy Cases on IT’SUGAR and its business and on the Company is uncertain and difficult to predict.

In order to successfully exit the Chapter 11 Bankruptcy Cases, IT’SUGAR will need to propose, confirm and consummate a Reorganization Plan.  While IT’SUGAR plans to submit a Reorganization Plan to the Bankruptcy Court in the near future, there is no assurance that its Reorganization Plan will be confirmed.  Third parties, including the Creditors’ Committee appointed by the United States Trustee, may object to IT’SUGAR’s Reorganization Plan or seek approval to propose and confirm a competing Reorganization Plan.  Further, if IT’SUGAR fails to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by IT’SUGAR or by a third party, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code, or the Bankruptcy Court could dismiss the Bankruptcy Cases.

There is also no assurance that IT’SUGAR’s creditors will not seek to assert claims against BBX Capital or any of its subsidiaries other than IT’SUGAR, whether or not such claims have any merit, and attempt to include assets of BBX Capital or any of its subsidiaries in the Bankruptcy Cases. In April 2020, a wholly owned subsidiary of BBX Capital Real Estate purchased the $4.3 million aggregate principal balance (plus accrued interest) of IT’SUGAR’s revolving line of credit and equipment note from the respective lenders and subsequently advanced an additional $2.0 million to IT’SUGAR under the existing line of credit facility. Further, in connection with the Chapter 11 Bankruptcy Cases, the same subsidiary of BBX Capital Real Estate provided a $4.0 million credit facility to IT’SUGAR to fund IT’SUGAR’s operations as a debtor-in-possession (the “DIP Financing”), and as of November 9, 2020, $2.0 million had been funded to IT’SUGAR under this facility. The payment by IT’SUGAR of the outstanding amounts under the line of credit and equipment note, as well as the DIP Financing, is subject to the risks inherent in the payment of creditor claims in the Bankruptcy Cases, and there is no assurance that such claims will be satisfied in full, or at all.

Further, even if ITSUGAR is able to exit the Bankruptcy Cases under a Reorganization Plan proposed by IT’SUGAR, there is no assurance that any relief granted to IT’SUGAR from pre-petition obligations and renegotiated lease agreements for its retained retail locations will be sufficient, in light of the continuing uncertainty regarding the COVID-19 pandemic and its impact on IT’SUGAR’s operations and the other risks inherent in IT’SUGAR’s business, to enable IT’SUGAR to profitably resume its operations and successfully implement its long-term business and growth strategies.

Item 6.    Exhibits

Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

November 9, 2020	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

November 9, 2020	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer