Form 10-K
period 2020-12-31
BBX Capital, Inc.
filed 2021-03-16
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

000-56177

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [ ]    Non-accelerated filer [X]    Smaller reporting company [  ]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [  ]  NO [X]

The spin-off of the registrant by Bluegreen Vacations Holding Corporation was completed on September 30, 2020.  Prior to that time, the registrant’s common stock was not publicly traded and was held solely by Bluegreen Vacations Holding Corporation. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was zero.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 8, 2021 is as follows:

Class A Common Stock of $.01 par value, 15,624,091 shares outstanding.
Class B Common Stock of $.01 par value, 3,693,596 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

Company Overview

History

BBX Capital, Inc. and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company whose principal holdings include BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital, Inc. as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“BVH”). On September 30, 2020, BVH completed the spin-off of the Company, which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen Vacations Corporation (“Bluegreen”), and (ii) BBX Capital, which continues to hold all of BVH’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated by the distribution by BVH to its shareholders one share of BBX Capital’s Class A Common Stock for each share of BVH’s Class A Common Stock held on September 22, 2020, the record date for the distribution, and one share of BBX Capital’s Class B Common Stock for each share of BVH’s Class B Common Stock held on the record date. The shares distributed in the spin-off represent 100% of BBX Capital’s issued and outstanding shares. Accordingly, as of the close of business on September 30, 2020, BVH ceased to have an ownership interest in BBX Capital, and BVH’s shareholders who received shares of BBX Capital’s Class A Common Stock and/or Class B Common Stock in the distribution became shareholders of BBX Capital following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time that BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note become due and payable on September 30, 2025 or earlier upon certain other events.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Our Strategies and Objectives

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. Further, subject to market conditions and other factors, the Company may from time to time repurchase its outstanding securities.

See Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of the COVID-19 pandemic on the operations and results of our businesses and investments.

Our Businesses

Principal Investments

BBX Capital’s principal holdings are as follows:

•

BBX Capital Real Estate: BBXRE is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers. BBXRE had approximately $165.7 million of total assets as of December 31, 2020.

•

BBX Sweet Holdings: BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries based on its 93% ownership of IT’SUGAR. However, as further discussed below, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020. BBX Sweet Holdings had approximately $28.7 million of total assets as of December 31, 2020.

•

Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, Inc. (“Colonial Elegance”). Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada. Renin had approximately $104.7 million of total assets as of December 31, 2020.

BBX Capital Real Estate

Business Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBX Capital Real Estate owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

Strategy

BBX Capital Real Estate’s strategy is focused on:

•	Identifying, acquiring, and developing real estate, including multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties; and
•	Identifying and investing in real estate joint ventures with third party developers.

Although BBX Capital Real Estate historically focused on the monetization of the legacy asset portfolio acquired from BankAtlantic through the collection or sale of loans receivable and the development or sale of foreclosed real estate properties, it largely completed the monetization of the portfolio following the sale of several significant real estate properties during 2019. As a result, BBX Capital Real Estate is currently focused on increasing the activities of the Altman Companies, as well as leveraging BBX Capital Real Estate’s relationships with third party developers, to identify new development opportunities with the goal of building a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows. In addition to the development and sale of multifamily apartment communities, these investment opportunities may include the development of multifamily apartment communities that will be owned and held over a longer term investment period and the pursuit of investment opportunities in new geographic locations. Further, while BBX Capital Real Estate’s investments in joint ventures sponsored by the Altman Companies primarily involve investing in the managing member of the joint ventures, it has in the past and may in the future consider opportunistically making increased equity investments in projects.

Investments

BBX Capital Real Estate currently holds investments in a diverse portfolio of real estate developments, including multifamily rental apartment communities, single-family master-planned for sale communities, mixed-used properties, and other legacy assets. The following provides a description of certain of these investments.

Multifamily Rental Apartment Communities – The Altman Companies

The Altman Companies

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, a joint venture between BBX Capital Real Estate and Joel Altman (“Mr. Altman”) engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs. The Company accounts for this investment under the equity method of accounting. The Altman Companies is a fully integrated platform engaged in all aspects of the development process through its ownership of various operating companies that were previously owned and operated by Mr. Altman. These companies and their predecessors have operated since 1968 and have developed and managed more than 25,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

•

Altman Development Company (“ADC”) – The Altman Companies owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), identifies development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by the platform and earns a development fee for its services.

•

Altman Management Company (“AMC”) – The Altman Companies owns 100% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by the Altman Companies prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in projects originated by the platform and earns a management fee for its services.

•

Altman-Glenewenkel Construction (“AGC”) – The Altman Companies owns 60% of AGC, which performs general contractor services for the multifamily apartment communities developed by the Altman Companies. AGC enters into a general contractor agreement with each joint venture that is formed to invest in projects originated by the platform and earns a general contractor fee for its services.

BBX Capital Real Estate expects to invest in the managing member of the joint ventures that are formed to invest in projects originated by the platform. The managing member is typically entitled to receive an increased percentage of the joint venture distributions from the projects to the extent that the equity investors in such ventures receive agreed-upon returns on their investments. Further, BBX Capital Real Estate has in the past and may in the future consider opportunistically making increased equity investments in one or more of such projects originated by the Altman Companies.

The Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and as a result, earnings generated by the overall platform generally arise as a result of the ability to invest as the managing member and receive promoted equity interests in the projects.

Pursuant to the operating agreement of the Altman Companies, BBX Capital Real Estate will acquire an additional 40% equity interest in the Altman Companies from Mr. Altman for a purchase price,  subject to certain adjustments, of $9.4 million in January 2023, and Mr. Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Mr. Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBX Capital Real Estate’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBX Capital Real Estate may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of AGC.

In connection with its investment in the Altman Companies, BBX Capital Real Estate acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBX Capital Real Estate had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. As of December 31, 2020, four of these seven joint ventures had sold their respective multifamily apartment communities.

In addition, as of December 31, 2020, BBX Capital Real Estate and Mr. Altman had each contributed $3.75 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

During the year ended December 31, 2020, joint ventures sponsored by the Altman Companies sold Altis Boca Raton, a 398 unit multifamily apartment community in Boca Raton, Florida, and Altis Wiregrass, a 392 unit multifamily apartment community in Wesley Chapel, Florida. BBXRE had previously invested in these joint ventures, and in connection with these sales, BBX Capital Real Estate recognized total equity earnings of $1.9 million and received total distributions of $5.1 million.

The following provides a description of certain of BBX Capital Real Estate’s current investments in multifamily apartment communities sponsored by the Altman Companies.

Altis Grand Central

In September 2017, BBX Capital Real Estate invested $1.9 million as one of a number of investors in a joint venture with Mr. Altman to develop Altis Grand Central, a 314 unit multifamily apartment community in Tampa, Florida. In November 2018, BBX Capital Real Estate also acquired approximately 50% of Mr. Altman’s membership interest in the managing member of the joint venture for $0.6 million. Construction commenced in 2017 and was substantially completed during 2020. The 314 apartment units were approximately 86% leased as of December 31, 2020.

Altis Promenade

In December 2017, BBX Capital Real Estate invested $1.0 million as one of a number of investors in a joint venture with Mr. Altman to develop Altis Promenade, a 338 unit multifamily apartment community in Tampa, Florida. In November 2018, BBX Capital Real Estate also acquired approximately 50% of Mr. Altman’s membership interest in the managing member of the joint venture for $1.2 million. Construction commenced in 2018 and was substantially completed during 2019. The 338 apartment units were approximately 94% leased as of December 31, 2020. The joint venture currently intends to seek to sell the project in 2021.

Altis Ludlam Trail

During 2018, BBX Capital Real Estate invested $0.7 million with Mr. Altman and another investor in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. During 2019, BBX Capital Real Estate invested an additional $0.4 million in the joint venture to fund predevelopment costs. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBX Capital Real Estate received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture are required to be paid to BBX Capital Real Estate on account of its preferred equity interest until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members, including the managing member in which BBX Capital Real Estate holds an interest.

Altis Grand at The Preserve (Suncoast)

During 2018, BBX Capital Real Estate invested $1.9 million with Mr. Altman in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for the development of Altis Grand at The Preserve (Suncoast), a 350 unit multifamily apartment community in Odessa, Florida. In 2019, the joint venture closed on its development financing and commenced construction, and in connection with the closing, BBX Capital Real Estate and Mr. Altman retained membership interests in the managing member of the joint venture and received distributions of a portion of their previous capital contributions based on the final development financing structure. Construction is substantially complete, and the 350 apartment units were approximately 52% leased as of December 31, 2020.

Altis Pembroke Gardens

In November 2018, BBX Capital Real Estate acquired approximately 50% of Mr. Altman’s membership interest in the managing member of a joint venture invested in Altis Pembroke Gardens for $1.3 million. Altis Pembroke Gardens is a 280 unit multifamily apartment community in Pembroke Pines, Florida. Construction of the community was completed during 2017, and the 280 apartment units were approximately 97% leased as of December 31, 2020. The joint venture currently intends to seek to sell the project in 2021.

Altis Little Havana

In June 2019, BBX Capital Real Estate invested $0.8 million in a joint venture sponsored by the Altman Companies to develop Altis Little Havana, a 224 unit multifamily apartment community in Miami, Florida. Construction commenced in 2019 and is expected to be substantially completed in 2021.

Altis Lake Willis (Vineland Point)

In August 2019, BBX Capital Real Estate invested $4.5 million in a joint venture sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida. The joint venture is continuing to evaluate its plans for the project, including the possible development of the community in two phases.

Altis Miramar East/West

In October 2019, BBX Capital Real Estate invested $2.5 million in a joint venture sponsored by the Altman Companies to develop Altis Miramar West, a 320 unit multifamily apartment community, and Altis Miramar East, a 330 unit multifamily apartment community, on two adjacent sites in Miramar, Florida. Construction commenced in 2019 and is expected to be substantially completed in 2021.

Rights to Joint Venture Distributions

The operating agreements governing the joint ventures sponsored by the Altman Companies generally provide that the holders of the non-managing membership interests are entitled to distributions based on their pro-rata share of the capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive their contributed capital and the specified returns, distributions are based on an agreed-upon allocation of the remaining cash flows available for distribution, with the holders of the managing membership interests receiving an increasing percentage of the distributions. As BBX Capital Real Estate’s investments in the above joint ventures include investments as both a non-managing member and a managing member, BBX Capital Real Estate’s overall economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of its contributed capital in such ventures.

Single Family Developments

Beacon Lake Master Planned Development

BBX Capital Real Estate has obtained entitlements to develop raw land in St. Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community. As part of the development, BBX Capital Real Estate is developing the land and common areas and selling the finished lots to third-party homebuilders who will construct single-family homes and townhomes that are planned to range from 1,400 square feet to 4,400 square feet and priced from the high $200,000’s to the $600,000’s. The agreements pursuant to which BBX Capital Real Estate is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBX Capital Real Estate upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes and paid to BBX Capital Real Estate upon the closing of such home sales.

BBX Capital Real Estate is developing the Beacon Lake Community in four phases. The following summarizes the current status of each phase:

•

Phase 1 – This phase is comprised of 302 single-family homes. BBX Capital Real Estate sold all of the developed lots to homebuilders during the years ended December 31, 2019 and 2018, and as of December 31, 2020, homebuilders had closed on the sale of 275 single-family homes on these lots.

•

Phase 2 – This phase is expected to be comprised of approximately 479 single-family homes and 196 townhomes. BBX Capital Real Estate has substantially completed development of the lots and entered into agreements with homebuilders to sell all of the developed lots. During the year ended December 31, 2020, BBX Capital Real Estate sold 157 single-family lots and 70 townhome lots to homebuilders, and homebuilders closed on the sale of 56 single-family homes and 35 townhomes on these lots.

•

Phase 3 – This phase is expected to be comprised of approximately 200 single-family homes, and BBX Capital Real Estate expects to commence land development in 2021. BBXRE expects to sell a portion of these developed lots to a homebuilder, while it is exploring investment alternatives for the remaining lots, including the possible construction, leasing, and management of a portfolio of rental homes.

•

Phase 4 – This phase is expected to be comprised of 299 lots, and BBX Capital Real Estate has entered into an agreement with an unaffiliated homebuilder to sell all of the undeveloped lots in a single transaction.

BBX Capital Real Estate has financed a portion of the development costs for the project through the issuance of Community Development District Bonds. Under the terms of the agreements with the homebuilders, in connection with the sale of the finished lots, BBX Capital Real Estate is required to repay a portion of the bonds with proceeds from such sales, while a portion of the bonds are required to be assumed by the homebuilders.

Sky Cove

In June 2019, BBX Capital Real Estate invested $4.2 million as one of a number of investors in a joint venture with Label & Co. to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. BBX Capital Real Estate is entitled to receive 26.25% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with Label & Co., as the managing member, receiving an increasing percentage of distributions.

During the year ended December 31, 2020, the joint venture closed on 47 single family homes, and BBX Capital Real Estate recognized $0.1 million of equity earnings and received $1.1 million of distributions from the venture. As of December 31, 2020, the joint venture had agreements to sell an additional 137 single-family homes.

Sky Cove South

In February 2021, BBX Capital Real Estate invested $4.9 million as one of a number of investors in a new joint venture with Label & Co. to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. BBX Capital Real Estate’s rights to distributions from the Sky Cove South joint venture are substantially the same as its rights to distributions from the Sky Cove joint venture.

Marbella

As of December 31, 2020, BBX Capital Real Estate had invested $7.4 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single-family homes in Miramar, Florida. BBX Capital Real Estate is entitled to receive 70.0% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After BBX Capital Real Estate and CC Homes receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with CC Homes, as the managing member, receiving an increasing percentage of distributions. The joint venture acquired the development land in 2019 and commenced site development in 2020. As of December 31, 2020, the joint venture had agreements to sell 91 single-family homes and expects to commence closing on sales during the second half of 2021.

Mixed Use Developments

Bayview

In 2014, BBX Capital Real Estate invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”). At the inception of the venture, BBX Capital Real Estate and PDC each contributed $1.8 million to the venture in exchange for a 50% interest. The joint venture acquired for $8.0 million approximately three acres of real estate in Fort Lauderdale, Florida. There is currently an approximate 84,000 square foot office building, along with a convenience store and gas station on the property. The office building has low occupancy with short term leases, while the lease for the convenience store ends in March 2022. BBX Capital Real Estate is currently exploring possible opportunities for the site.

The Main Las Olas

As of December 31, 2020, BBX Capital Real Estate had invested $3.3 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. As of December 31, 2020, BBX Capital Real Estate expected to invest an additional $0.9 million in the venture as development progresses. Construction is expected to be substantially completed during 2021, and the office tower, residential tower, and retail space were 39%, 4% and 62% leased, respectively, as of December 31, 2020. The pace of leasing in the office tower was significantly impacted by the COVID-19 pandemic, and BBX Capital Real Estate recognized a $1.0 million impairment loss related to this investment during the year ended December 31, 2020. BBX Capital has executed an agreement with the joint venture to lease space in the office tower for its corporate headquarters.

Other Assets

In addition to the above projects, BBX Capital Real Estate holds certain investments in real estate joint ventures in which a majority of the assets of the ventures have been sold. BBX Capital Real Estate also holds various legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including loans receivable and real estate with an aggregate carrying amount of approximately $19.2 million as of December 31, 2020. The majority of the legacy assets do not generate cash flow on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

In recent years, BBX Capital Real Estate has generated substantial income from the legacy asset portfolio, as the majority of the loans receivable and foreclosed real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008 but were ultimately monetized by BBX Capital Real Estate following the recovery in the real estate market over the past several years. Although BBX Capital Real Estate is continuing its efforts to monetize the remaining assets within the portfolio, BBX Capital Real Estate has substantially completed the monetization of the portfolio and does not expect significant earnings relating to the remaining assets in future periods.

BBX Capital Real Estate also continues its efforts to seek collection of legal judgments against past borrowers, and although such collection efforts have continued to generate income for BBX Capital Real Estate over the past several years, there is significant uncertainty relating to these efforts, and there is no assurance that they will generate income in future periods.

BBX Sweet Holdings

Business Overview

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the U.S. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries based on its 93% ownership of IT’SUGAR. However, as a result of the impact of the COVID-19 pandemic on its operations, including the closure of all of its retail locations in March 2020 and the impact of the pandemic on its sales following the reopening of its locations, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on September 22, 2020, and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.

Renin

Business Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance. Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada which are complementary to and are expected to expand Renin’s existing customer base.

Renin’s products are primarily sold through three channels in North America: (i) retail, (ii) commercial, and (iii) direct installation in the greater Toronto area. For the year ended December 31, 2020, Renin’s retail channel comprised approximately 67% of its gross sales and included big box retail customers such as Lowe’s and Home Depot. This channel is expected to increase as a percentage of Renin’s gross sales in 2021 as a result of its recent acquisition of Colonial Elegance, whose retail customers include Menards, Lowe’s Canada, and Home Depot Canada. For the year ended December 31, 2020, Renin’s commercial channel comprised approximately 25% of its gross sales and included original equipment manufacturers and fabricators across North America; however, as a result of the expected expansion of Renin’s retail channel as compared to 2020, it is expected that sales in Renin’s commercial channel will decrease as a percentage of its overall sales in 2021. Renin’s direct installation channel generated the remaining sales.

Revenues from one customer of Renin represented $34.2 million, $20.2 million, and $20.7 million of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, respectively, which represented 19.7% of the Company’s total revenues for the year ended December 31, 2020 and nearly 10% of the Company’s revenues for the years ended December 31, 2019 and 2018, while revenue from a second customer of Renin represented $29.4 million of the Company’s total revenues for the year ended December 31, 2020, which represented 17.0% of the Company’s revenues during the year ended December 31, 2020.

Renin’s business and operating goals are:

•	Increasing future sales by delivering outstanding customer service and consistently developing innovative products;
•	Improving gross margin by lowering product costs through improvements in product sourcing and logistics and lowering manufacturing costs through improvements in productivity;
•	Reducing customer lead-times through better inventory planning and repatriation of domestic manufacturing balanced with global sourcing of finished goods; and
•	Seeking acquisitions of complementary businesses.

Other Investments

The Company also has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

Regulatory Matters

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934 as amended, (the “Exchange Act”). In addition, the companies in which BBX Capital holds investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are generally on vacation. BBX Sweet Holdings’ other operating businesses generate their strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Human Resources

As of December 31, 2020, the Company and its subsidiaries had approximately 1,215 employees, including 644 employees at IT’SUGAR. We believe that our employee relations are good and that our employees are important to achieving our business objectives.

In 2020, in response to the COVID-19 pandemic, we instituted safety protocols and procedures for our employees who continued to work at physical locations.  These protocols include complying with social distancing and other health and safety standards as recommended by federal, state and local government agencies, as well as taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we reduced the number of in-person interactions and significantly expanded the use of virtual interactions in all aspects of our business, including administrative and operational activities. We also commenced remote work protocols for those employees that, based on their position, were capable of working from home. We continue to encourage a remote work protocol for portions of the workforce due to the continuing pandemic. Further, we continuously evaluate our operations in light of recent resurgences of COVID-19, federal, state and local guidance, evolving data concerning the pandemic, and the best interests of our employees and customers.

We seek to offer competitive compensation and benefit programs for our employees in our effort to attract and retain superior talent. In addition to competitive base wages, additional programs currently include: Incentive Compensation Plans, Long-Term Incentive Plans, a company matched 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

We are committed to foster an inclusive work environment that supports our workforce and the communities we serve. It is our policy to seek to hire the best qualified employees regardless of gender, ethnicity or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

We are committed to maintaining a work environment where employees are treated with dignity and respect, free from the threat of discrimination and harassment. We  believe these same standards should apply to all stakeholders and to our interactions with customers, vendors, and independent contractors.

We are proud to be an Equal Opportunity Employer. Our policies prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, physical or mental disability, veteran status, sexual orientation, or any other characteristic protected by applicable law.

We strive to ensure our employees have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. We encourage employees to raise concerns about actual or suspected misconduct.

Competition

The industries in which BBX Capital conducts business are very competitive, and BBX Capital also faces substantial competition with respect to its investment activities from real estate investors and developers, private equity funds, hedge funds, and other institutional investors. BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.

BBX Capital Real Estate invests in the development of multifamily apartment communities. Due to the historically strong performance of this class of asset within the real estate market, BBX Capital Real Estate is experiencing increased competition from other real estate investors and developers, which is increasing the cost of land and resulting in increased inventories of multifamily apartment communities in the markets in which BBX Capital Real Estate invests and operates. This can result in decreased rental rates and increase the time required to lease and stabilize its developments.

Renin’s products are primarily sold to large retailers and wholesalers, and it experiences intense competition from others, including importers of foreign products.

Four unaffiliated companies in the confectionery industry currently account for the majority of the industry’s revenues, reflecting significant concentration and competition in the industry in which BBX Sweet Holdings operates.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we can take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We expect to continue to take advantage of certain of the exemptions available to emerging growth companies until December 31, 2025 (the end of the fifth fiscal year following the completion of the initial public offering of our common stock) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, more than $700.0 million in market value of our stock is held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Additional Information

The Company’s corporate website is www.bbxcapital.com. The Company’s Form 10 and Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements.  Forward-looking statements can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipate,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import.  Forward-looking statements are based largely on our current expectations, and we can give no assurance that such expectations will prove to be correct.  In addition, forward-looking statements are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the real estate development and construction industry in which BBX Capital Real Estate operates, the home improvement industry in which Renin operates, and the confectionery industry in which BBX Sweet Holdings operates.

With respect to the Company generally, the various factors include, but are not limited to:

•

Risks and uncertainties relating to public health issues, including, in particular, the COVID-19 pandemic, and its effects on BBX Capital’s business and results, which are uncertain and will depend in large part on future developments and conditions.  Effects have in the past included, and may in the future include, required closures of retail locations, business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions. In addition, risks and uncertainties related to the COVID-19 pandemic and its impact on BBX Capital’s business and results, include, without limitation, uncertainties relating to the duration and severity of the COVID-19 pandemic and the impact on demand for BBX Capital’s products and services including, without limitation, bulk candy products, levels of consumer confidence, and supply chains; actions governments, businesses, and individuals take in response to the pandemic and their impact on economic activity and consumer spending, which will impact BBX Capital’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides; competitive conditions; BBX Capital’s liquidity and the availability of capital; the effects and duration of steps BBX Capital takes in response to the COVID-19 pandemic, including the risk of lease defaults and the inability to rehire or replace furloughed employees; risks related to BBX Capital’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; risks that the Company may recognize further impairment losses, and the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the retail and other industries in which BBX Capital operates;

•

Risks and uncertainties affecting BBX Capital and its results, operations, markets, products, services and business strategies, and the risks and uncertainties associated with its ability to successfully implement its currently anticipated plans, and its ability to generate earnings under the current business strategy;

•

Risks and uncertainties relating to the spin-off of BBX Capital from BVH, including that it may not result in the benefits anticipated for BBX Capital to the extent expected or at all, and other risks related to the spin-off described in the “Risk Factors” section hereof;

•	The performance of entities in which BBX Capital has made investments may not be profitable or achieve anticipated results;
•	Risks associated with acquisitions, asset or subsidiary dispositions, or debt or equity financings which BBX Capital may consider or pursue from time to time;
•	Risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data or operational disruptions;
•

The updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position and our information technology expenditures may not result in the expected benefits;

•	The ability of BBX Capital’s subsidiaries to compete effectively in the highly competitive industries in which they operate;
•	The Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;
•	The Company’s relationships with key customers and suppliers may be materially diminished or terminated;
•

The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of BBX Capital or its subsidiaries;
•	The impact on BBX Capital’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;
•	Audits of BBX Capital’s or its subsidiaries’ federal or state tax returns, including that they may result in the imposition of additional taxes;
•	Damage to the reputation of BBX Capital or any of its subsidiaries could harm BBX Capital’s business, financial condition and results of operations;
•

The Company’s businesses are subject to various governmental regulations, laws and orders, compliance with which may result in significant expenses, and any noncompliance could result in civil or criminal penalties or other liabilities;

•

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings is inherently uncertain and could subject the Company to significant monetary damages or restrictions on the Company’s ability to do business;

•

Risks that natural disasters and other acts of god may adversely impact the Company’s financial condition and operating results, including, without limitation, due to damage to physical assets or interruption of access to physical assets or operations:

•

Any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, such as the recent coronavirus outbreak, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors;

•

The risk that creditors of BBX Capital’s subsidiaries or other third-parties may seek to recover distributions or dividends, if any, made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third-parties; and

•

If BBX Capital issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, including in connection with acquisitions, investments or financings or pursuant to equity compensation plans, BBX Capital’s shareholders would experience dilution and any preferred stock declared and issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of BBX Capital’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of BBX Capital’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of BBX Capital’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof.

With respect to BBX Capital Real Estate, the risks and uncertainties include, but are not limited to:

•	Risks and uncertainties related to the COVID-19 pandemic, as described above;
•

The impact of economic, competitive, and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of BBX Capital Real Estate’s assets;

•

Risks that the investment in the Altman Companies may not realize the anticipated benefits and will increase the Company’s exposure to risks associated with the multifamily real estate development and construction industry;

•	The risk of additional impairments of real estate assets;
•	The risks associated with investments in real estate developments and joint ventures include:
o	exposure to downturns in the real estate and housing markets;
o

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

o	environmental liabilities, including claims with respect to mold or hazardous or toxic substances;
o	risks associated with obtaining necessary zoning and entitlements;
o	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
o	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
o	risk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed;
o	risks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;
o	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments;
o	risk associated with rising land and construction costs;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers or vendors not performing on their contractual obligations.

With respect to BBX Sweet Holdings, Renin and other operating businesses, the risks and uncertainties include, but are not limited to:

•	Risks and uncertainties related to the COVID-19 pandemic, as described above;
•	Risks that investments will not achieve the returns anticipated;
•	Risks that the subsidiaries’ business plans will not be successful;
•	Risks that market demand for the subsidiaries’ products could decline;
•	The risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;

•

Risks that the reorganization of certain confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses;

•

Failure of the Company’s confectionery businesses to meet financial metrics may necessitate BBX Capital making further capital contributions or advances to the businesses or a decision not to support underperforming businesses;

•	Risks associated with increased commodity costs or a limited availability of commodities;
•	Risks associated with product recalls or product liability claims;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	For Renin, the risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for expected credit losses;
•

Risks associated with the performance of vendors, commodity price volatility, shipping costs to deliver raw materials and finished products from foreign countries, and the impact of tariffs on goods imported from Canada and Asia, particularly with respect to Renin;

•	For Renin, risks associated with exposure to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar;
•

The amount and terms of indebtedness associated with the operations and capital expenditures of the subsidiaries may impact their financial condition and results of operations and limit their activities;

•

For Renin, risks that its acquisition of Colonial Elegance may not be cash accretive immediately or at all; that net income may not be generated when anticipated or at all or the acquisition may result in net losses;

•

For Renin, risk that the integration of Colonial Elegance may not be completed on a timely basis or as anticipated or that the anticipated expansion or growth opportunities will not be achieved or if achieved will not be advantageous; and

•	Requirements for operating and capital expenditures may require BBX Capital to make capital contributions or advances.

In additions, there are risks and uncertainties inherent in the bankruptcy proceedings of IT’SUGAR, including the inability to predict the effect of IT’SUGAR’s reorganization and/or liquidation process on the Company’s results of operations and financial condition, the risk that further impairment charges may be required in the future, risks relating to IT’SUGAR’s ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation, and through the Chapter 11 process, reach agreement with its landlords or other third parties, and the risk that creditors of IT’SUGAR may assert claims against BBX Capital or any of its subsidiaries (other than IT’SUGAR) and that BBX Capital’s or its subsidiary’s assets may become subject to or included in IT’SUGAR’s bankruptcy case.

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Annual Report on Form 10-K with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from what the Company expects.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and the Company undertakes no obligation to update or revise any forward-looking statements, including to reflect events or circumstances that may arise after the date of this report.

In addition to the risks and factors identified above, reference is also made to the other risks and factors described in this report, including the “Risk Factors” section hereof, and the other reports filed by the Company with the SEC.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our subsidiaries’ businesses, operations and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors, on the Company or its subsidiaries, including with respect to their operations, results and financial condition.  Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business, financial condition and results of operations. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Risks Related to BBX Capital and its Subsidiaries

The COVID-19 pandemic has had and the current and uncertain future outlook may continue to have a material adverse effect on our business financial condition, liquidity and results of operations.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. and global economies and its rapid spread, as well as the escalating measures governments, private organizations and individuals have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including due to government ordered travel restrictions, restrictions on business operations, stay at home orders and guidelines, a recessionary economic environment, reduced consumer demand for our products and services, delays in our supply chain and increased costs of goods and transportation. The adverse impact of the pandemic across the Company’s investments and on the Company’s consolidated results of operations, cash flows and financial condition has been, and is expected to continue to be, material. Furthermore, while it is not currently possible to accurately assess the expected duration and severity of the pandemic on the Company’s operations, additional restrictions or other events stemming from the pandemic, including a further resurgence of COVID-19 infections globally, nationally, or in regions where the Company has significant operations, could further lengthen or exacerbate these adverse effects. The Company expects that demand for certain of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if and when the Company’s operations will return to pre-pandemic levels.

Steps we have implemented in an attempt to mitigate the effects of the pandemic on our business and to preserve liquidity may themselves have negative consequences with respect to our business and operations, including by reducing sales. In addition, the cost savings we are seeking to achieve from these measures will not be recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic.

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may adversely impact  our service or operations, all of which could negatively affect our business.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes in our customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

BBX Capital relies on cash on hand and dividends from its subsidiaries.

BBX Capital relies on its cash and cash equivalents, interest payments received by it pursuant to the terms of the $75 million note issued to it by BVH in connection with the spin-off of BBX Capital on September 30, 2020, and dividends from its subsidiaries in order to fund its operations and investments. During the year ended December 31, 2020, cash used from operations was $6.2 million and during the year ended December 31, 2019 cash generated from operations was $22.7 million.

If cash flow is not sufficient to fund BBX Capital’s liquidity needs or BBX Capital otherwise determines it is advisable to do so, BBX Capital might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BBX Capital chooses to liquidate its investments, it may be forced to do so at depressed prices. Further, BVH may elect to defer interest payments due under its note to BBX Capital. See the risk factor below entitled “BVH may incur additional indebtedness and may defer interest payments under its $75 million promissory note to BBX Capital.”

BBX Capital’s acquisitions and investments may generate losses, require it to obtain additional financing and expose it to additional risks.

BBX Capital has made investments in and acquisitions of operating companies, such as its 50% equity interest investment in The Altman Companies and its acquisitions of Renin, IT’SUGAR and businesses in the confectionery industry. In addition, Renin acquired Colonial Elegance during October 2020. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

•	Risks associated with achieving profitability;
•	Risks associated with the availability and costs of obtaining goods and commodities;
•	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
•	Losses and unforeseen expenses or liabilities;
•	Risks associated with entering new markets in which we have no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations;
•	Risks associated with transferred assets and liabilities; and
•	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed.

BBX Capital may not be able to integrate or profitably manage acquired businesses, including Renin, businesses in the confectionery industry, Colonial Elegance and its other operating businesses or its investment in The Altman Companies, without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

BVH may incur additional indebtedness, may defer interest payments under its $75 million promissory note to BBX Capital and may not satisfy its obligations to the Company.

In connection with BVH’s spin-off of BBX Capital on September 30, 2020, BVH executed a $75 million promissory note in favor of BBX Capital. Amounts outstanding under the note accrue interest at a rate of 6% per annum. The note requires payments of interest only on a quarterly basis; provided however that interest payments may be deferred at the option of BVH, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or upon certain events. As a result of the spin-off, BVH is a Bluegreen Vacations holding company and will in future periods rely primarily on dividends from Bluegreen in order to meet its obligations, including its debt service requirements.  Bluegreen’s business has been adversely impacted by the COVID-19 pandemic and Bluegreen has suspended the payment of regular quarterly cash dividends. There is no assurance that Bluegreen will resume  the payment of regular dividends consistent with prior periods, in the time frames or amounts previously paid, or at all, or pay any special cash dividends in the future. If BVH does not receive sufficient dividends from Bluegreen, BVH may be unable to satisfy its debt service obligations, including payments under the promissory note to BBX Capital. In addition, BVH may in the future seek additional funds from third party sources, which may include the incurrence of additional indebtedness. Any such additional indebtedness would increase BVH’s debt service requirements and may impair BVH’s ability to satisfy its payment obligations under its promissory note to BBX Capital. BVH’s promissory note to BBX Capital is unsecured.

BBX Capital may issue additional securities at BBX Capital or its subsidiaries and BBX Capital and its subsidiaries can incur additional indebtedness.

BBX Capital from time to time may pursue transactions involving the sale of its subsidiaries or investments or other transactions which would result in a decrease in BBX Capital’s ownership interest in its subsidiaries. There is no assurance that any such transactions, if pursued and consummated, will generate a profit or otherwise be advantageous to BBX Capital.

BBX Capital may in the future also seek to raise funds through the issuance of debt or equity securities. There is generally no restriction on BBX Capital’s ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock. Authorized but unissued shares of BBX Capital’s capital stock are available for issuance from time to time at the discretion of BBX Capital’s board of directors, and any such issuances may be dilutive to BBX Capital’s shareholders and could cause the market price of BBX Capital’s common stock to decline.

BBX Capital and its subsidiaries have in the past and may in the future incur significant amounts of debt. Further, additional indebtedness could have important effects on BBX Capital, including that debt service requirements will reduce cash available for operations, future investment and acquisition opportunities and payments of dividends, if any, and that increased leverage could impact BBX Capital’s liquidity and increase its vulnerability to adverse economic or market conditions. Additionally, agreements relating to additional indebtedness could contain financial covenants and other restrictions limiting BBX Capital’s operations and its ability to pay dividends, if any, borrow additional funds or acquire or dispose of assets, and expose BBX Capital to the risks of being in default of such covenants.

If BBX Capital cannot generate sufficient cash flow from operations to meet future debt payment obligations or to comply with its loan covenants, then BBX Capital may be required to attempt to restructure or refinance such debt, raise additional capital or take other actions such as selling assets, or reducing or delaying capital expenditures. There is no assurance that BBX Capital will be able to effect any such actions or do so on satisfactory terms, if at all, or that such actions would be permitted by the terms of BBX Capital’s indebtedness.

Substantial sales of BBX Capital’s Class A Common Stock or Class B Common Stock could adversely affect the market prices of such securities.

Substantial sales of BBX Capital’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or the perception in the market that such sales will occur, could adversely affect the market prices of such securities. Other than shareholders that are affiliates of BVH, shareholders of BVH who received shares of BBX Capital’s common stock in connection with the spin-off generally may sell those shares without restriction. Shareholders may decide to sell the shares received in the spin-off for any reason, including if, among other things, BBX Capital’s common stock does not fit their investment objectives or, in the case of index funds, if BBX Capital is not part of the index in which they invest.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman of BBX Capital, John E. Abdo, the Vice Chairman of BBX Capital, Jarett S. Levan, the son of Mr. Alan Levan and the Chief Executive Officer and President and a director of BBX Capital, and Seth M. Wise, Executive Vice President and a director of BBX Capital, currently collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 79% of the total voting power of BBX Capital’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BBX Capital, have the voting power to elect BBX Capital’s directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

BBX Capital’s Articles of Incorporation provide for fixed relative voting percentages between BBX Capital’s Class A Common Stock and Class B Common Stock.

BBX Capital’s Articles of Incorporation provide for holders of BBX Capital’s Class A Common Stock and Class B Common Stock to generally vote together as a single class, including with respect to the election of directors, with holders of BBX Capital’s Class A Common Stock possessing in the aggregate 22% of the total voting power of all common stock and holders of BBX Capital’s Class B Common Stock possessing in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of BBX Capital’s Class B Common Stock outstanding decreases to 360,000 shares, at which time the aggregate voting power of BBX Capital’s Class A Common Stock will increase to 40% and the aggregate voting power of BBX Capital’s Class B Common Stock will decrease to 60%. If the number of shares of BBX Capital’s Class B Common Stock outstanding decreases to 280,000 shares, then the aggregate voting power of BBX Capital’s Class A Common Stock will increase to 53% and the aggregate voting power of BBX Capital’s Class B Common Stock will decrease to 47%. If the number of shares of BBX Capital’s Class B Common Stock outstanding decreases to 100,000 shares, then the fixed voting percentages will be eliminated and each share of BBX Capital’s Class A Common Stock and Class B Common Stock will be entitled to one vote per share. The share thresholds set forth above are subject to equitable adjustment to reflect any stock split, reverse stock split or similar transaction. The changes in the relative voting power represented by each class of BBX Capital’s common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of  Class A Common

Stock are issued without a comparative increase in the number of outstanding shares of Class B Common Stock, the disparity between the equity interest represented by BBX Capital’s Class B Common Stock and its voting power will widen. In addition, shareholders who hold shares of both BBX Capital’s Class A Common Stock and Class B Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise, are able to sell shares of Class A Common Stock without affecting in any material respect their overall voting interest. The fixed voting percentages between BBX Capital’s Class A Common Stock and Class B Common Stock may have an adverse impact on the market price of such securities.

Provisions in BBX Capital’s Articles of Incorporation and Bylaws, BBX Capital’s rights agreement, and provisions of Florida law may make it difficult for a third party to acquire BBX Capital and could impact the price of, or otherwise adversely impact, BBX Capital’s Class A Common Stock and Class B Common Stock.

BBX Capital’s Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock or Class B Common Stock. These provisions include:

•	the provisions in BBX Capital’s Articles of Incorporation regarding the special voting rights of BBX Capital’s Class B Common Stock;
•

subject to the special class voting rights of BBX Capital’s Class B Common Stock under certain circumstances, the authority of BBX Capital’s Board of Directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without shareholder approval, as described in further detail below; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, in connection with the spin-off, BBX Capital entered into a rights agreement substantially similar to the rights agreement adopted by BVH in light of the COVID-19 pandemic. The rights plan agreement generally provides a deterrent to any person or group from acquiring 5% or more of BBX Capital’s Class A Common Stock, Class B Common Stock, or total combined common stock without the prior approval of BBX Capital’s Board of Directors. Accordingly, the rights agreement may have an anti-takeover effect and will be an impediment to a proposed takeover which is not approved by BBX Capital’s Board of Directors.

Further, due to the control position of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise with respect to BBX Capital’s Class A Common Stock and Class B Common Stock, as described above, a change in control or sale of BBX Capital, or any other action which requires the affirmative vote of holders of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of the voting power of such stock, will be impossible without the consent of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, and Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise’s interests may conflict with the interests of BBX Capital’s other shareholders. Further, subject to certain limited exceptions set forth therein, the rights agreement prevents other shareholders from acquiring a greater than 5% ownership position in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock and, accordingly, may prevent a meaningful challenge to the influence of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise over BBX Capital, including matters submitted for shareholder approval.

Additionally, pursuant to BBX Capital’s Articles of Incorporation and Florida law, subject to the separate voting rights of BBX Capital’s Class B Common Stock in certain circumstances, BBX Capital’s Board of Directors may, without the consent of BBX Capital’s shareholders, approve the issuance of authorized but unissued shares of BBX Capital’s securities and fix the relative rights and preferences of preferred stock. If BBX Capital issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, its shareholders would experience dilution. In addition, any preferred stock declared and issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of BBX Capital’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of BBX Capital’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of BBX Capital’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, financing transactions and other corporate purposes, could also, among other things, have the effect of delaying, deferring or preventing a change in control or other corporate actions, and might adversely affect the market price of BBX Capital’s Class A Common Stock or Class B Common Stock.

In addition, as a Florida corporation, BBX Capital is also subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

BBX Capital’s Bylaws contain an exclusive forum provision, which could impair the ability of shareholders to obtain a favorable judicial forum for certain disputes with BBX Capital or its directors, officers or other employees and be cost-prohibitive to shareholders.

BBX Capital’s Bylaws contain an exclusive forum provision which provides that, unless its Board of Directors consents to the selection of an alternative forum, the Circuit Court located in Miami-Dade County, Florida (or, if such Circuit Court does not have jurisdiction, another Circuit Court located within Florida or, if no Circuit Court located within Florida has jurisdiction, the federal district court for the Southern District of Florida) will be the sole and exclusive forum for “Covered Proceedings,” which include: (i) any derivative action or proceeding brought on BBX Capital’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of BBX Capital’s directors, officers or other employees to BBX Capital or its shareholders; (iii) any action asserting a claim against BBX Capital or any of its directors, officers or other employees arising pursuant to any provision of the FBCA, or BBX Capital’s Articles of Incorporation or Bylaws (in each case, as may be amended or amended and restated from time to time); and (iv) any action asserting a claim against BBX Capital or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Florida. To the extent within the categories set forth in the preceding sentence, Covered Proceedings include causes of action under the Exchange Act and the Securities Act. The exclusive forum provision also provides that if any Covered Proceeding is filed in a court other than a court located within Florida in the name of any shareholder, then such shareholder shall be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within Florida in connection with any action brought in any such court to enforce the exclusive forum provision and (b) having service of process made upon such shareholder in any such enforcement action by service upon such shareholder’s counsel in the action as agent for such shareholder. Notwithstanding the foregoing, shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BBX Capital or its directors, officers or other employees or be cost-prohibitive to shareholders, which may discourage such lawsuits against BBX Capital or its directors, officers and other employees. However, there is uncertainty regarding whether a court would enforce the exclusive forum provision. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, BBX Capital may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect BBX Capital’s financial condition and operating results.

BBX Capital does not plan to pay dividends on its common stock.

BBX Capital does not currently anticipate paying any cash dividends for the foreseeable future. BBX Capital’s dividend policy is established by BBX Capital’s Board of Directors based on BBX Capital’s financial condition, results of operations and capital requirements, as well as other business considerations that BBX Capital’s Board considers relevant. Further, the terms of BBX Capital’s indebtedness may limit or prohibit the payments of dividends.

Utilizing the reduced disclosure requirements applicable to BBX Capital may make BBX Capital’s common stock less attractive to investors.

BBX Capital qualifies as an “emerging growth company” and is therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, BBX Capital is not required to, among other things, provide certain disclosures regarding executive compensation, hold shareholder advisory votes on executive compensation or obtain shareholder approval of any golden parachute payments, and BBX Capital has reduced financial disclosure obligations. BBX Capital would cease to be an emerging growth company upon the earliest of: (i) December 31, 2025; (ii) the last day of the fiscal year in which BBX Capital has $1.07 billion or more in annual revenues; (iii) the date on which BBX Capital has issued more than $1.0 billion in non-convertible debt securities during the previous three-year period; and (iv) the date on which BBX Capital is deemed to be a “large accelerated filer” (which is the last day of the fiscal year during which the total market value of BBX Capital’s common equity securities held by non-affiliates is $700 million or more, calculated as of the end of the second quarter (June 30) of such fiscal year).

In addition, if BBX Capital qualifies as a “smaller reporting company,” in which case BBX Capital would be eligible to utilize the reduced disclosure requirements available to smaller reporting companies even after BBX Capital ceases to be an emerging growth company. The reduced disclosure requirements available to smaller reporting companies are similar to those available to emerging growth companies, including reduced financial and executive compensation disclosures. Under current SEC rules, BBX Capital will become a smaller reporting company if, as of June 30, 2021, the total market value of BBX Capital’s common equity securities held by non-affiliates is less than $200 million.

BBX Capital intends to utilize the reduced reporting requirements and available exemptions for so long as BBX Capital is permitted to do so. Investors may find BBX Capital’s common stock to be less attractive as a result of its utilization of the reduced disclosure requirements and exemptions, which may have a material, adverse effect on the trading market and market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Risks Related to the Spin-Off

BBX Capital may be unable to achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect BBX Capital’s business.

As a new, publicly-traded company, as a result of BVH’s spin-off of BBX Capital on September 30, 2020, BBX Capital may be more susceptible to market fluctuations and other adverse events than BBX Capital would have been were it still a part of BVH’s organization. BBX Capital’s performance may not meet expectations for a variety of reasons and there is no assurance that BBX Capital will achieve profitability or succeed as a separate public company.

BBX Capital’s ability to meet its capital needs may be adversely impacted by the loss of financial support from BVH; BBX Capital may not be able to obtain funds necessary to operate its business or to contribute to its subsidiaries.

The loss of financial support from BVH could materially impact BBX Capital’s ability to meet its capital needs. In the event that BBX Capital’s cash and cash equivalents, payments received by BBX Capital pursuant to the terms of the $75 million note issued to it by BVH in connection with the spin-off and dividends from BBX Capital’s subsidiaries are insufficient to fund BBX Capital’s operations and investments, it will be necessary for BBX Capital to seek to obtain funds through accessing the capital or debt markets, and not from BVH. As a standalone company apart from BVH’s organization, the cost of financing may depend on factors such as, among other things, BBX Capital’s performance and financial market conditions generally. Accordingly, BBX Capital may not be able to obtain financing or otherwise raise funds necessary to operate its business on favorable terms, or at all. If BBX Capital is unable to raise additional capital when required or on acceptable terms, BBX Capital may have to significantly delay, scale back or discontinue its investments or operations. Any of these events could significantly adversely impact BBX Capital’s business and prospects and could cause BBX Capital’s stock price to decline. In addition, any debt financing, if available, may restrict BBX Capital’s operations and activities. BBX Capital’s indebtedness could also have other important consequences for holders of BBX Capital’s common stock as described above.

See also the risk factors entitled “BBX Capital may issue additional securities at BBX Capital or its subsidiaries and BBX Capital and its subsidiaries can incur additional indebtedness” and “BVH may incur additional indebtedness, may defer interest payments under its $75 million promissory note to BBX Capital and may not satisfy its debt obligations to the Company” above.

BBX Capital may be unable to make, on a timely or cost-effective basis, or maintain the changes necessary to operate as a separate, publicly traded company, and BBX Capital may experience increased costs.

BVH has no obligation to provide BBX Capital with assistance other than the obligations and services contained in the agreements between BVH and BBX Capital relating to the spin-off, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement. These services do not include every service that BBX Capital received from BVH prior to the spin-off, and BVH is only obligated to provide the services for limited periods following the spin-off. The agreements relating to such services and to the spin-off were agreed to prior to the spin-off, at a time when BBX Capital’s business was still operated as part of BVH’s organization, and BBX Capital did not have an independent board of directors or management team representing its interests with respect to such agreements.

Following the spin-off and the expiration of the aforementioned agreements, BBX Capital will need to provide internally or obtain from unaffiliated third parties the services BBX Capital will no longer receive from BVH. These services may include, without limitation, legal, accounting, information technology, software development, human resources and other infrastructure support, the effective and appropriate performance of which may be critical to BBX Capital’s operations. BBX Capital may be unable to replace these services in a timely manner or on terms and conditions as favorable as those received from BVH. BBX Capital may be unable to successfully establish or maintain the infrastructure or implement or maintain the changes necessary to operate independently, or may incur additional costs that could adversely affect BBX Capital. If BBX Capital fails to obtain the quality of services necessary to operate effectively or incurs greater costs in obtaining these services, BBX Capital’s business, financial condition and results of operations may be adversely affected.

As a public company, BBX Capital is now subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including to maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. The procedures implemented by BBX Capital to address the standards and requirements applicable to public companies may not be successful and the costs associated with compliance may be greater than anticipated.

BBX Capital only became a standalone company apart from BVH’s organization upon completion of the spin-off on September 30, 2020, and BBX Capital’s historical financial statements may not be a reliable indicator of BBX Capital’s future results.

Other than as they relate to results subsequent to the completion of the spin-off on September 30, 2020, the historical financial information of BBX Capital included in Item 8 of this Annual Report on Form 10-K have been derived from BVH’s consolidated financial statements and accounting records and does not necessarily reflect what BBX Capital’s financial position, results of operations and cash flows would have been had BBX Capital been a separate, stand-alone entity during the periods presented. BVH did not account for BBX Capital, and BBX Capital was not operated, as a separate, stand-alone company prior to September 30, 2020. Actual costs that may have been incurred if BBX Capital had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure, and materiality thresholds would have been significantly lower. In addition, the historical information may not be indicative of what BBX Capital’s results of operations, financial position and cash flows will be in the future particularly in light of the impact of the COVID-19 pandemic on BBX Capital’s businesses, assets and prospects.

BBX Capital’s potential indemnification obligations pursuant to the Separation and Distribution Agreement and disputes under the Separation and Distribution Agreement and other spin-off agreements could have material adverse effects.

Under the Separation and Distribution Agreement pursuant to which the spin-off was consummated, BBX Capital has an obligation to indemnify BVH for liabilities associated with BBX Capital’s business, BVH’s assets and liabilities transferred to BBX Capital in connection with the spin-off, and any breach of BBX Capital’s obligations under the Separation and Distribution Agreement and other agreements entered into between BBX Capital and BVH in connection with the spin-off.  The costs associated with any such indemnification could be significant and have a material adverse effect on BBX Capital’s results and financial condition. In addition, disputes between BBX Capital and BVH could arise in connection with the Separation and Distribution Agreement and other agreements entered into between BBX Capital and BVH in connection with the spin-off.

Risks Related to BBX Capital Real Estate

BBX Capital Real Estate’s business and results of operations have been and may continue to be impacted by the COVID-19 pandemic.

BBXRE’s operations have been impacted by the pandemic, and it is expected that its operations may continue to be impacted by the pandemic in future periods. While recent construction activities have continued at BBXRE’s existing projects and sales at its single-family home developments have generally returned to pre-pandemic levels following some disruptions in March and April 2020, the effects of the pandemic, including increased unemployment and economic uncertainty generally and in the real estate and credit markets in particular, as well as increases in the number of COVID-19 cases in Florida and throughout the United States, have impacted rental activities at BBXRE’s multifamily apartment developments and increased uncertainty relating to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the timing and financing of new multifamily apartment developments.

There is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that the sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not be materially adversely affected. Further, while government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. In addition, the effects of the pandemic may impact the costs of construction materials and the cost of operating BBXRE’s real estate assets, including, but not limited to, an increase in property insurance costs indicated by recently obtained quotes of insurance costs that are higher than pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize further impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single family homes, and/or rental rates for multifamily apartments.

Some of BBX Capital Real Estate’s operations are through unconsolidated joint ventures with others, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

From time to time BBX Capital Real Estate has entered into joint ventures which reduces the amount BBX Capital Real Estate is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital Real Estate has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBX Capital Real Estate may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBX Capital Real Estate has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfill its obligations. BBX Capital Real Estate has a substantial investment in The Altman Companies and related investments in Altis multifamily apartment joint ventures developed and managed by The Altman Companies and Mr. Altman. Further, BBX Capital is obligated to increase its ownership in the Altman Companies in 2022 regardless of the performance of the Altman Companies at that time. There is no assurance that the value of the interest that it is required to buy will be equal to or greater than the purchase price. Additionally, BBX Capital Real Estate has contributed $3.8 million to a joint venture with Mr. Altman that guarantees the indebtedness and construction cost overruns of new real estate joint ventures established by The Altman Companies, which increases BBX Capital Real Estate’s risk of loss in connection with its real estate joint venture investments managed by Mr. Altman and The Altman Companies.

Investments by BBX Capital Real Estate in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBX Capital Real Estate’s investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Availability of talented individuals in the development industry;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials, including increases associated with tariffs;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Mortgage loan interest rates;
•	Availability of land in desirable locations at prices that result in an economically viable project;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims;
•	Risk of losses resulting from cost overrun guarantees in The Altman Companies’ sponsored projects that require unique high-density apartment developments in certain markets; and
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments. These factors could also result in BBX Capital being unable to identify real estate inventory opportunities which meet its investment criteria. In addition, BBX Capital’s efforts to identify additional investment opportunities, including the development of multifamily apartment communities that will be owned over a longer term investment period and the pursuit of investment opportunities in new geographic locations may not prove to be successful.

A significant portion of BBX Capital Real Estate’s loans and real estate assets are located in Florida, and conditions in the Florida real estate market could adversely affect our earnings and financial condition.

Real estate held for sale, real estate held for investment, real estate developments owned or managed by BBX Capital Real Estate, and the real estate being developed by BBX Capital Real Estate or joint ventures in which BBX Capital Real Estate has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, BBX Capital Real Estate is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida, including moratoriums on evictions would have a negative impact on our revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBX Capital Real Estate’s loans and result in asset impairments. Further, in addition to the impact of the risks and uncertainties of the pandemic, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt operations, adversely impact the ability of borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBX Capital Real Estate’s portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

BBX Capital Real Estate’s inability to finance its real estate developments through Community Development District Bonds or obtain performance bonds or letters of credit could adversely affect its results of operations and liquidity.

BBX Capital Real Estate is often required to provide performance bonds and letters of credit under construction contracts or development agreements. BBX Capital Real Estate also obtained financing for the construction of infrastructure improvements for its Beacon Lake development in St. Johns County, Florida from the issuance of Community Development Bonds. BBX Capital Real Estate’s ability to obtain performance bonds, letters of credit, or additional issuances of Community Development Bonds is dependent on BBX Capital Real Estate’s credit rating, financial condition, and historical performance. If BBX Capital Real Estate is unable to obtain these bonds or letters of credit or cause the issuance of Community Development Bonds when required or desirable, our results of operations and liquidity could be adversely affected.

In connection with the sale of BankAtlantic to BB&T during July 2012, we acquired nonperforming loans and foreclosed real estate, and our results of operations and financial condition may be adversely affected if these assets are monetized below their current book values.

As a result of BVH’s sale of BankAtlantic in 2012, we maintain and manage a portfolio of foreclosed real estate and non-performing loans managed by BBX Capital Real Estate. As a consequence, our financial condition and results of operations will be dependent on BBX Capital Real Estate’s ability to successfully manage and monetize these legacy assets. Further, the loan portfolio and real estate may not be easily salable in the event BBX Capital Real Estate decides to liquidate an asset through a sale transaction. If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected. Because a majority of these legacy assets do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or BBX Capital Real Estate consummates transactions involving the sale, joint venture or development of the underlying real estate or investments.

The Company is subject to environmental laws related to its real estate activities including claims with respect to mold or hazardous or toxic substances, which could have a material adverse impact on our financial condition and operating results.

As current or previous owners or operators of real property, the Company may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease real estate or to borrow money using such real estate or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

Risks Related to BBX Sweet Holdings

The COVID-19 pandemic has had and the current and uncertain future outlook may continue to have a material adverse effect on BBX Sweet Holdings’ business, financial condition, liquidity and results of operations.

In March 2020, as a result of various factors, including government-mandated closures and Centers of Disease Control “CDC” and World Health Organization “WHO” advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan which included revised store floor plans, increased sanitation protocols, and the gradual recall of furloughed store and corporate employees to full or part-time employment. However, from time to time, IT’SUGAR has been required to close previously reopened locations as a result of various factors, including government-mandated closures and staffing shortages.  Although IT’SUGAR was generally able to reopen its retail locations, IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations and as a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida.

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers, and during the three months ended June 30, 2020, it commenced a phased reopening of its locations to customer traffic. As of July 1, 2020, Hoffman’s Chocolates had reopened all of its locations, and its sales volumes during the six months ended December 31, 2020 were approximately 72% of pre-pandemic levels (as compared to the comparable period in 2019). Although Las Olas Confections and Snacks experienced a decline in sales through the second quarter of 2020, its manufacturing and distribution processes were not materially impacted by the pandemic during the year ended December 31, 2020.

The effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on BBX Sweet Holdings business, results of operations, and financial condition.

The impact of the IT’SUGAR Bankruptcy Cases on IT’SUGAR and its business and on the Company is uncertain and difficult to predict.

In order to successfully exit the Chapter 11 Bankruptcy Cases, IT’SUGAR will need to propose, confirm and consummate a Reorganization Plan.  While IT’SUGAR has submitted a Reorganization Plan to the Bankruptcy Court, there is no assurance that its Reorganization Plan will be confirmed.  Third parties, including the Creditors’ Committee appointed by the United States Trustee, may object to IT’SUGAR’s Reorganization Plan or seek approval to propose and confirm a competing Reorganization Plan.  Further, if the Bankruptcy Court does not confirm the Reorganization Plan filed by IT’SUGAR or filed by a third party, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code, or the Bankruptcy Court could dismiss the Bankruptcy Cases.

There is also no assurance that IT’SUGAR’s creditors will not seek to assert claims against BBX Capital or any of its subsidiaries other than IT’SUGAR, whether or not such claims have any merit, and attempt to include assets of BBX Capital or any of its subsidiaries in the Bankruptcy Cases. In April 2020, a wholly owned subsidiary of BBX Capital Real Estate purchased the $4.3 million aggregate principal balance (plus accrued interest) of IT’SUGAR’s revolving line of credit and equipment note from the respective lenders and subsequently advanced an additional $2.0 million to IT’SUGAR under the existing line of credit facility. Further, in connection with the Chapter 11 Bankruptcy Cases, the same subsidiary of BBX Capital Real Estate provided a $4.0 million credit facility to IT’SUGAR to fund IT’SUGAR’s operations as a debtor-in-possession (the “DIP Financing”), and as of December 31, 2020, the entire $4.0 million had been funded to IT’SUGAR under this facility. The payment by IT’SUGAR of the outstanding amounts under the line of credit and equipment note, as well as the DIP Financing, is subject to the risks inherent in the payment of creditor claims in the Bankruptcy Cases, and there is no assurance that such claims will be satisfied in full, or at all.

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

BBX Capital’s investment in companies in the confectionery industry may result in additional losses and impairments.

During the past three years, BBX Sweet Holdings exited its candy manufacturing facilities in Utah and South Florida, consolidated its wholesale manufacturing operations in Orlando and centralized the executive management and back office activities in order to improve operating efficiencies and generate cost savings. These strategic initiatives may not be successful, and BBX Sweet Holdings may decide to exit the remaining manufacturing operations. In the event that BBX Sweet Holdings continues to generate losses or exits any of its businesses, this would result in additional losses and adversely affect BBX Sweet Holdings’ results of operations.

Market demand for candy products could decline.

BBX Sweet Holdings confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. BBX Sweet Holdings success is impacted by many factors, including the following:

•	Effective retail execution;
•	Effective and cost-efficient advertising campaigns and marketing programs;
•	Availability of an adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Ability to sell products at competitive prices;
•	Response to changes in consumer preferences and tastes;
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients; and
•	Concerns related to effects of sugar or other ingredients which may be used to make its products.

A decline in market demand for candy products could negatively affect operating results.

BBX Sweet Holdings may experience product recalls or product liability claims associated with businesses in the confectionery industry.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBX Sweet Holdings could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies. These events could result in significant losses and may damage the reputation of our confectionery businesses, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations. BBX Sweet Holdings may also incur losses if products cause injury, illness or death. A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

Risks Related to Renin

The COVID-19 pandemic and the current and uncertain future outlook may have a material adverse effect on Renin’s business, financial condition, liquidity and results of operations.

As of December 31, 2020, Renin had continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China, Brazil, and certain other countries. Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have generally been offset by an overall increase in sales through its retail and commercial channels. However, as a result of the effects of the pandemic, Renin has experienced increased costs related to the shipment of products and raw materials and this has impacted its product costs and gross margin. Renin expects that this increase in costs to continue and worsen during 2021.

The effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials, including additional delays in the production and shipment of products and raw materials from foreign suppliers and continued increases in shipping costs. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including closures or delays in the supply chain, could have a material impact on Renin’s cost of product and ability to meet customer demand.

Renin’s retail sales are concentrated with big-box home center customers, and there is significant competition in the industry.

A significant amount of Renin’s sales are to big-box home centers. These home centers in many instances have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them. These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin. During the year ended December 31, 2020, Renin’s total revenues included $63.6 million of trade sales to two major customers and their affiliates. Revenues from one customer of Renin represented $34.2 million, $20.2 million, and $20.7 million of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, respectively, which represented 19.7% of the Company’s total revenues for the year ended December 31, 2020 and nearly 10% of the Company’s revenues for the years ended December 31, 2019 and 2018, while revenue from a second customer of Renin represented $29.4 million of the Company’s total revenues for the year ended December 31, 2020, which represented 17.0% of the Company’s revenues during the year ended December 31, 2020.

A significant portion of Renin’s business relies on home improvement and new home construction activity, both of which are cyclical and outside of management’s control.

A significant portion of Renin’s business is dependent on the levels of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing affect both discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

Renin’s operating results would be negatively impacted if it experiences increased commodity costs or a limited availability of commodities.

Renin purchases various commodities to manufacture products, including steel, aluminum, glass and mirrors. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs, and increases in costs to transport raw materials and finished goods have impacted and could continue to negatively affect its operating results. Renin’s existing arrangements with customers, competitive considerations or delays in deliveries and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, our operating results could be negatively impacted. Renin purchases raw materials and finished goods from sources in China, Brazil, and certain other countries. Changes in United States trade practices, or tariffs levied on these imports, could significantly impact Renin’s results of operations and financial condition.

General Risks

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile or may decline regardless of BBX Capital’s results.

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond BBX Capital’s control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•	the failure of securities analysts to cover BBX Capital’s Class A Common Stock or Class B Common Stock, or changes in financial estimates by analysts;
•	the inability to meet the financial estimates of analysts who follow BBX Capital’s Class A Common Stock or Class B Common Stock;
•	variations in quarterly operating results, including seasonal fluctuations;
•	additions or departures of key personnel;
•	general economic and stock market conditions;
•	regulatory and legal proceedings, investigations and developments;
•	political developments;

•	changes in accounting principles;
•	changes in tax legislation and regulations;
•	terrorist acts;
•	accumulation of publicly held shares and the timing and amount of future purchase or sales of BBX Capital’s Class A Common Stock, Class B Common Stock or other securities; and
•	investor perceptions with respect to BBX Capital’s Class A Common Stock and Class B Common Stock relative to other investment alternatives.

The Company’s technology requires updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair the Company’s operations or competitive position.

The industries in which the Company does business require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. The Company is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements, and the Company may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which the Company has put in place or expects to put in place in the near term may become outdated, requiring new technology, and the Company may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, the Company may not achieve the benefits that may have been anticipated from any new technology or system.

In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete, or do not adequately support our strategic, operational, or compliance needs, the Company’s business, financial position, results of operations, or cash flows may be adversely affected.

Information technology failures and failure to maintain the integrity of the Company’s internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines, or lawsuits.

The Company relies on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions and risks, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, the Company’s computer systems, like those of most companies, may become subject to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, the Company could suffer interruptions in its operations. The Company collects and retains large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of its customers in various internal information systems and information systems of its service providers. The Company also maintains personally identifiable information about its employees. The integrity and protection of that customer, employee and company data is critical to the Company and faulty decisions could be made if that data is inaccurate or incomplete. The regulatory environment as well as the requirements imposed on the Company by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which the Company operates. The Company’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

The Company’s information systems and records, including those it maintains with its service providers, may be subject to security breaches, cyberattacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by the Company or by a service provider could adversely impact the Company’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of the Company’s information systems or those of its service providers could lead to an interruption in the operation of the Company’s systems, resulting in operational inefficiencies and a loss of profits. This could require the Company to incur significant costs to comply with legally required protocols and to repair or restore the security of its systems.

The Company’s insurance policies may not cover all potential losses and the cost of insurance may increase.

The Company maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While the Company currently has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond the Company’s control may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase and coverage levels may decrease, which may affect the Company’s ability to maintain insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds the Company will receive in excess of applicable deductibles. Further, certain types of losses, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters and business interruptions, may be outside the general coverage limits of the Company’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to insure against. In addition, in the event of a substantial loss, the insurance coverage the Company carries may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss.

If an insurable event occurs that affects more than one of the Company’s assets or properties, the claims from each affected property may in some cases may be considered together and may not in other cases be considered together to determine whether the individual occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. As a result, the Company could lose some or all of its investments, as well as anticipated future revenue opportunities.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects could adversely affect the Company’s financial condition and operating results.

In the ordinary course of business, the Company is subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time and the Company may agree to indemnify third parties or its strategic partners from damages or losses associated with such risks. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which the Company is or may be subject could adversely affect its financial condition and operating results.

BBX Capital Real Estate engages third-party contractors in its developments. However, BBX Capital Real Estate’s customers may assert claims against BBX Capital Real Estate for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. BBX Capital Real Estate could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.

Costs associated with litigation, and the outcomes thereof, which in most instances are very difficult to predict, could adversely affect the Company’s liquidity, financial condition and operating results.

The Company’s business may be adversely impacted by negative publicity, including information spread through social media.

The proliferation and global reach of social media continues to expand rapidly and could cause the Company to suffer reputational harm. The continuing evolution of social media presents new challenges. Negative posts or comments about the Company, the properties it manages or its brands on any social networking or user-generated review website, could affect consumer opinions of the Company and its products, and the Company cannot guarantee that it will timely or adequately redress such instances.

The loss of the services of key management and personnel could adversely affect the Company’s business.

The Company’s ability to successfully implement its business strategy will depend on the ability to attract and retain experienced and knowledgeable management and other professional staff. If the Company is unable to retain and motivate its existing employees and efforts to retain and attract key management and other personnel are unsuccessful, the Company’s results of operations and financial condition may be materially and adversely impacted.

Unexpected events, such as natural disasters, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase our costs.

The occurrence of one or more unexpected events, including tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest and/or terrorist activities in countries or regions in which our assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has $45.6 million of LIBOR indexed notes payable and lines of credit that mature after 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with SOFR or another alternative rate or benchmark, may adversely affect interest rates and result in high borrowing costs, which could adversely affect BBX Capital’s results of operations and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our financial condition and operating results.

The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including long-lived assets, goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets pursuant to applicable accounting guidance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are often not readily apparent from other sources. However, estimates, judgments and assumptions can be highly uncertain and are subject to change in the future, and our estimates, judgments and assumptions may prove to be incorrect and our actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or our actual results differ from our estimates or assumptions, we may be required to record additional expenses or impairment charges, which would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results.

If BBX Capital fails to maintain proper and effective internal controls, its  ability to produce accurate and timely financial statements could be impaired, which could harm its operating results ability to operate its business and its reputation.

As an SEC reporting company, BBX Capital is required to, among other things, maintain a system of effective internal control over financial reporting and to provide annual management reports on the effectiveness of its internal control over financial reporting. Ensuring that BBX Capital has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate BBX Capital’s system of internal controls. If BBX Capital’s internal control over financial reporting is not effective or if BBX Capital is not able to issue its financial statements in a timely manner, BBX Capital may not be able to comply with the periodic reporting requirements of the SEC, in which case the market price of BBX Capital’s Class A Common Stock and Class B Common Stock could materially suffer. In addition, BBX Capital or members of its management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on BBX Capital and divert management attention.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

BBX Capital’s principal executive office is currently located at 301 East Las Olas Boulevard, Suite 201, Fort Lauderdale, Florida, 33301, under a lease with an expiration date in October 2021. BBX Capital has executed a lease for a new principal executive office located at 201 East Las Olas Boulevard, Fort Lauderdale, Florida, 33301 with occupancy anticipated in October 2021. The lease agreement for the new principal executive office has an initial term of 10 years and provides the Company with the right to renew the lease for three additional terms of five years following the initial term.

BBX Sweet Holdings maintains certain executive offices at the Company’s principal executive office. BBX Sweet Holdings operates six Hoffman’s Chocolates retail locations in South Florida which are subject to leases that expire between 2021 and 2026 and one retail location in Greenacres, Florida that it owns. BBX Sweet Holdings also operates a manufacturing facility in Orlando, Florida which is subject to a lease that expires in 2021, subject to three one-year renewals that may be exercised by the Company. BBX Sweet Holdings also owns a manufacturing facility in Greenacres, Florida.

IT'’SUGAR, which filed for voluntary bankruptcy in September 2020, maintains a principal executive office at 3155 Southwest 10th Street, Deerfield Beach, Florida that is occupied under a lease with an expiration date of October 31, 2024; however, the lease was amended to shorten the expiration date to October 31, 2021, subject to Bankruptcy Court approval. Prior to the bankruptcy filing, IT’SUGAR maintained approximately 100 retail locations in over 25 states and Washington D.C. which are subject to leases that expire between 2021 and 2030. IT’SUGAR is currently negotiating the terms of these leases with the oversight of the Bankruptcy Court, and certain of these leases may be terminated or modified.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2027. Renin also leases three manufacturing and distribution facilities in the United States and Canada, one of which is located at their principal executive office. These leases have expiration dates of December 31, 2022, August 31, 2027, and December 31, 2027. The lease that expires in August 31, 2027 provides Renin with the right to renew the terms of the lease for five years commencing after the expiration date. Renin also leases a warehouse in Canada pursuant to a lease agreement with an expiration date of July 31, 2021 and which provides Renin with the right to renew the lease for three years commencing after the expiration date.

BBX Capital has one lease associated with a restaurant in Palm Beach County acquired through foreclosure with an expiration date in 2030.

ITEM 3.  LEGAL PROCEEDINGS

BBX Capital

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take, fail to take, or may be required to take in response thereof. Although BBX Capital and its subsidiaries believe that they have meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2020.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BBX Capital’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•

Under Florida law and our Articles of Incorporation and Bylaws, holders of our Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote. On such matters, holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases below 100,000 shares, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bullet point above may not be amended without the approval of holders of a majority of the outstanding shares of our Class B Common Stock, voting as a separate class. Holders of our Class B Common Stock also have certain other special voting rights with respect to matters affecting our capital structure and the Class B Common Stock.

Market Information

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.” Prior to October 2020, BBX Capital’s common stock was not publicly traded.

On March 8, 2021, there were approximately 173 record holders of our Class A Common Stock and approximately 69 record holders of our Class B Common Stock.

Issuer Purchases of Equity Securities

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. As of December 31, 2020, the Company had approximately 19,317,687 shares of common stock outstanding, and there had been no purchases of Class A Common Stock or Class B Common Stock under this program.

Rights Agreement

On September 25, 2020, BBX Capital adopted a rights agreement (the “Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock without the prior approval of the board of directors.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Company’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on October 1, 2020, the date that the Company’s Class A Common Stock commenced trading on the OTCQX Best Market.

	10/1/20	12/31/20
BBX Capital, Inc.	$100.00	223.14
Standard and Poor's Small-Cap Stock Index	100.00	129.02
Standard and Poor's 500 Stock Index	100.00	111.10

The Company is not able to identify a group of peer companies or industry or line of business index which it believes is comparable to the Company and its current activities. Accordingly, the Company selected the Standard and Poor’s Small-Cap Stock Index based on the Company’s market capitalization.

The performance graph should not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, including the basis of presentation for the consolidated financial statements prior to September 30, 2020 (the date of the spin-off of the Company from Bluegreen Vacations Holding Corporation) which reflect combined financial statements of BBX Capital, Inc. and its subsidiaries and do not necessarily reflect what the results of operations, financial position, or cash flows would have been had BBX Capital, Inc. and its subsidiaries been a separate entity or what the results of operations, financial position, or cash flows will be in the future. The following discussion contains forward-looking statements, including those that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

As of December 31, 2020, the Company had total consolidated assets of approximately $447.7 million and shareholders’ equity of approximately $309.2 million. Net (loss) income attributable to shareholders for the years ended December 31, 2020, 2019, and 2018 was approximately ($42.3) million, $13.7 million, and ($9.2) million, respectively.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, and (iii) the general public’s reaction to the pandemic. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the year ended December 31, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, as described in further detail below, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of December 31, 2020, the Company’s consolidated cash balances were $90.0 million.

See below for additional discussions related to the current and estimated impacts of the COVID-19 pandemic on the Company’s principal holdings.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2020 compared to the same 2019 period:

•	Total consolidated revenues were $173.2 million, a 15.0% decrease compared to 2019.
•	Loss from continuing operations before income taxes was $58.2 million compared to income from continuing operations before income taxes of $29.0 million during 2019.
•	Net loss attributable to common shareholders was $42.3 million compared to net income attributable to common shareholders of $13.7 million during 2019.
•	Diluted loss per share was $2.19 per diluted share compared to earnings per share of $0.71 during 2019.

The Company’s consolidated results for the year ended December 31, 2020 compared to the same 2019 period were significantly impacted by the following:

•	A net decrease in sale activity by BBX Capital Real Estate and its joint ventures in the 2020 period as compared to the 2019 period.
•

The recognition of impairment losses of $30.8 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of the COVID-19 pandemic and a loss of $3.3 million in the 2020 period resulting from the Company’s deconsolidation of IT’SUGAR in connection with its filing of voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.

•	A decrease in BBX Sweet Holdings’ revenues primarily attributable to the impact of the COVID-19 pandemic on its operations.
•

A net decrease in selling, general and administrative expenses primarily attributable to cost mitigating activities implemented in the 2020 period in response to the COVID-19 pandemic, including permanent and temporary reductions in workforce.

•	The recognition of a loss by Renin in connection with an ongoing dispute with a supplier.

The following summarizes key financial highlights for the year ended December 31, 2019 compared to the same 2018 period:

•	Total consolidated revenues were $203.7 million, a 2.3% decrease compared to 2018.
•	Income from continuing operations before income taxes was $29.0 million compared to a loss from continuing operations before income taxes of $3.0 million during 2018.
•	Net income attributable to common shareholders was $13.7 million compared to a net loss attributable to common shareholders of $9.2 million during 2018.

The Company’s consolidated results for the year ended December 31, 2019 compared to 2018 were significantly impacted by the following:

•

A net increase in sale activity in BBX Capital Real Estate’s portfolio in 2019, including the Altis Bonterra joint venture’s sale of its multifamily apartment community in Hialeah, Florida, which resulted in the recognition of $29.2 million of equity earnings from the joint venture in 2019, and the sale of various real estate assets, which resulted in an increase in the gains on sales of real estate assets of $9.1 million in 2019 as compared to 2018.

•

A decrease in operating losses generated by BBX Sweet Holdings in 2019, which primarily reflects the impact of various strategic initiatives implemented by the Company during 2018, including the closure of a manufacturing facility and a reduction in corporate personnel and infrastructure, and various impairment losses and other costs recognized in 2018 in connection with such initiatives.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
BBX Capital Real Estate	9,988	52,696	30,214
BBX Sweet Holdings	(47,473)	(5,122)	(14,986)
Renin	(3,572)	1,808	2,461
Other	(2,915)	349	346
Reconciling items and eliminations	(14,275)	(20,746)	(21,057)
(Loss) income from continuing operations before income taxes	(58,247)	28,985	(3,022)
Benefit (provision) for income taxes	11,231	(8,334)	(2,865)
(Loss) income from continuing operations	(47,016)	20,651	(5,887)
Discontinued operations	(74)	(7,138)	(3,580)
Net (loss) income	(47,090)	13,513	(9,467)
Less: Net loss attributable to noncontrolling interests	4,803	224	266
Net (loss) income attributable to shareholders	$(42,287)	13,737	(9,201)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate (or BBXRE) is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

Overview

Although BBXRE’s operations were impacted by the COVID-19 pandemic during 2020 and there is no assurance that they will not be impacted in the future, BBXRE’s operations are not currently being significantly impacted by the pandemic.

Following the initial outbreak of COVID-19 in March 2020, construction activities continued at BBXRE’s existing projects, while sales activities at BBXRE’s single-family for sale housing developments and rental activities at its multifamily apartment developments were temporarily impacted. Further, the effects of the pandemic, including economic uncertainty generally and in the real estate and credit markets in particular, increased uncertainty relating to the expected timing and pricing of sales of its current multifamily apartment developments and the expected timing and financing of new multifamily apartment developments. However, throughout the remainder of 2020 and to date in 2021, BBXRE has experienced a progressive recovery in its operations, which management believes is primarily attributable to demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. In particular, sales at its single-family home developments and leasing and rent collections at its multifamily apartment developments have returned to pre-pandemic levels in most (but not all) locations. In addition, while the sale of existing projects and the commencement of new projects were delayed in 2020 as a result of a temporary decline in investment activity, BBXRE believes that there has generally been a recovery in investor demand for the acquisition of stabilized multifamily apartment communities and the availability of financing of debt and equity capital for new multifamily apartment developments.

As previously indicated, while BBXRE is not currently being significantly impacted by the COVID-19 pandemic, the pandemic has nevertheless resulted in significant uncertainty in the overall economy, and an increase in COVID-19 cases or the emergence of variant coronavirus strains could result in further disruptions to the U.S. and global economies. As a result, there is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. Further, while government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. In addition, the effects of the pandemic may impact the costs of developing and operating BBXRE’s real estate assets, including, but not limited to, an increase in commodity and labor prices and property insurance costs as compared to pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single-family homes, and/or rental rates for multifamily apartments. As a result of these factors, BBXRE’s results of operations and financial condition may be materially adversely impacted by the effects of the pandemic in future periods.

Further, as BBXRE is focused on sourcing investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate recurring earnings and cash flows in future periods, the effects of the COVID-19 pandemic may impact BBXRE over a longer term to the extent that its ability to identify new development opportunities that meet its investment criteria or source debt or equity capital from unaffiliated third parties is adversely impacted. While BBXRE may be able to identify opportunistic investments in a recessionary environment that could be funded with available cash, there is no certainty that such opportunities will be identified, that such opportunities will meet the Company’s investment criteria, or that required funds will be available for that purpose.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Mr. Altman engaged in the development, construction, and management of multifamily apartment communities. As of December 31, 2020, BBXRE had investments in eight active developments sponsored by the Altman Companies, comprised of four developments that are in lease-up or have stabilized, three developments that are under construction, and one project that is currently in predevelopment stages.

To date, the COVID-19 pandemic has not significantly impacted construction activities which remain ongoing at the existing projects sponsored by the Altman Companies, and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. In addition, while there was a slowdown in rent collections during the second and third quarters of 2020, the Altman Companies had collected in excess of 98% of the rents at the multifamily apartment communities under its management during the fourth quarter of 2020. While its leasing activities were conducted virtually during March through May 2020, the Altman Companies has reopened its leasing offices for visits by appointment. Further, although the Altman Companies experienced a decline in tenant demand and in the volume of new leases during the second quarter of 2020, it generally experienced an increase in the volume of new leases at its communities during the third and fourth quarters of 2020. As a result, of the four active developments in which BBXRE has invested which are in lease-up or have stabilized, the stabilized community was 97%  leased as of December 31, 2020, while the three communities which are in lease-up have stabilized or are expected to be stabilized in 2021 either on schedule or ahead of schedule based on current leasing velocity. However, in an effort to maintain occupancy at its stabilized communities and increase occupancy at its communities under development, commencing in the second quarter of 2020, the Altman Companies offered increased concessions to prospective and renewing tenants, although such concessions have declined in volume in recent months.

As noted above, following the initial months of the COVID-19 pandemic, the Altman Companies observed a decline in real estate sales activity as a result of uncertainty in the real estate and overall credit markets. However, in spite of the overall slowdown in activity, there have been indications that the capitalization rates for multifamily apartment communities similar to those sponsored and managed by the Altman Companies have generally remained steady or even decreased, as evidenced by the Altis Boca Raton joint venture’s sale of its multifamily apartment community during the fourth quarter of 2020. Further, throughout the remainder of 2020 and to date in 2021, the Altman Companies has observed what it believes to be a recovery in overall investor demand for the acquisition of stabilized multifamily apartment communities.

Following the initial outbreak of COVID-19, the Altman Companies observed a decline in the availability of debt and equity capital for new multifamily apartment developments. Further, as its pipeline of potential development opportunities included several proposed projects in the greater Orlando, Florida area, which has been significantly impacted by the pandemic, the Altman Companies was required to reevaluate certain projects in its development pipeline and identify new development opportunities in an effort to rebuild its pipeline. However, in June 2020, the Altis Ludlam Trail joint venture, which is sponsored by the Altman Companies, obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community in South Florida with 7,500 square feet of retail space. (In addition to its investment in the managing member of the Altis Ludlam Trail joint venture, BBXRE also invested an additional $8.5 million as preferred equity in the joint venture.) In addition, throughout the remainder of 2020 and to date in 2021, the Altman Companies has observed what it believes to be an increase in the availability of debt and equity capital for new developments, and it has identified various new potential development opportunities, which are primarily located in South Florida and the greater Tampa, Florida area, both of which are experiencing increased demand for multifamily housing.

Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the economy remains uncertain, and the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, the effects of the pandemic may impact the costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices as a result of, among other things, supply chain disruptions and material shortages, labor prices,  and property insurance costs as compared to pre-pandemic levels, which could also have an adverse impact on market values and the Altman Companies’ operating results. Further, the impact of the COVID-19 pandemic on economic conditions in general, including uncertainty regarding the severity and duration of such impact, may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn. If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

During the year ended December 31, 2020, BBXRE substantially completed the development of the lots comprising Phase II of the Beacon Lake Community in St. Johns County, Florida, which is expected to include approximately 479 single-family homes and 196 townhomes, and sold 157 single family lots and 70 townhome lots to homebuilders. In addition, as part of BBXRE’s efforts to maximize liquidity in light of overall economic conditions, the community development district related to the Beacon Lake Community issued $8.6 million of additional community development district bonds. The funds from the issuance were primarily used to reimburse BBXRE for its funding of ongoing development costs related to Phases II and III of the development. As of December 31, 2020, BBXRE had entered into agreements with homebuilders to sell developed lots for an additional 265 single-family homes and 126 townhomes as part of Phase II and sell 299 undeveloped lots as part of Phase IV and has collected deposits related to these purchase agreements. With respect to Phase III, BBXRE expects to commence land development in 2021 and sell a portion of these developed lots to an unaffiliated homebuilder, and it is exploring investment alternatives for the remaining lots in Phase III,  including the possible construction, leasing, and management of a portfolio of rental homes.

Following the initial outbreak of COVID-19 in March 2020, the unaffiliated homebuilders at the Beacon Lake Community experienced a decline in the volume of sales traffic and home sales and requested extensions of their existing agreements for the purchase of additional developed lots from BBXRE, and BBXRE agreed to such extensions. Subsequently, sales activity significantly increased in May 2020 and generally returned to pre-pandemic levels or greater subsequent to May 2020. Based on that activity, BBXRE currently expects the sale of the remaining developed lots to occur pursuant to its agreements with the homebuilders under the modified takedown schedules. However, there is no assurance that this will be the case, and the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in further requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contractually owed contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE does not currently expect that there will be a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could have such an effect and result in the recognition of impairment losses in future periods.

Other Joint Venture Activity

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the year ended December 31, 2020, the joint venture closed on 47 single-family homes, and BBXRE recognized $0.1 million of equity earnings and received $1.1 million of distributions from the venture. As of December 31, 2020, the joint venture had agreements to sell an additional 137 single-family homes.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes.

As of December 31, 2020, BBXRE had invested $7.4 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single-family homes in Miramar, Florida. As of December 31, 2020, the joint venture had executed contracts to sell 91 single-family homes and expects to commence closing on sales during the second half of 2021.

Impairments

As a result of the COVID-19 pandemic and the related impact on the overall market, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets during the year ended December 31, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which have returned to pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, the Company recognized $2.7 million of impairment losses during the year ended December 31, 2020 primarily related to a decline in the estimated fair values of certain of BBXRE’s investments in joint ventures, including (i) a joint venture that is developing an office tower, as the market for commercial office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and (ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been adversely impacted by the pandemic.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2020 vs	2019 vs
	2020	2019	2018	2019	2018
Sales of real estate inventory	$20,363	5,049	21,771	15,314	(16,722)
Interest income	1,240	750	2,277	490	(1,527)
Net gains on sales of real estate assets	255	13,616	4,563	(13,361)	9,053
Other	1,454	1,619	2,541	(165)	(922)
Total revenues	$23,312	21,034	31,152	2,278	(10,118)
Cost of real estate inventory sold	13,171	2,643	14,116	10,528	(11,473)
Recoveries from loan losses, net	(8,876)	(5,428)	(8,653)	(3,448)	3,225
Impairment losses	2,742	47	571	2,695	(524)
Selling, general and administrative expenses	6,758	9,144	9,210	(2,386)	(66)
Total costs and expenses	13,795	6,406	15,244	7,389	(8,838)
Operating profits	9,517	14,628	15,908	(5,111)	(1,280)
Equity in net earnings of unconsolidated joint ventures	465	37,898	14,194	(37,433)	23,704
Other income	6	170	112	(164)	58
Income before income taxes	$9,988	52,696	30,214	(42,708)	22,482

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2020 compared to the 2019 period decreased by $42.7 million, or 81.0%, primarily due to the following:

•

A decrease in equity in net earnings of unconsolidated joint ventures primarily due to sales of real estate during the 2019 period, including the sale of real estate assets by the Altis Bonterra, Altis Lakeline, and PGA Design Center joint ventures and single-family homes by the Chapel Trail joint venture;

•	A decrease in net gains on sales of real estate assets primarily due to BBXRE’s sale of various real estate assets during the 2019 period, including RoboVault and land parcels at PGA Station; and
•	The recognition of impairment losses during the 2020 period; partially offset by
•

An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 227 developed lots during the 2020 period and 51 developed lots during the 2019 period;

•	A net increase in recoveries from loan losses primarily due to settlements with guarantors and a financial institution servicing loans for BBXRE; and
•

A decrease in selling, general, and administrative expenses primarily due to lower incentive bonuses and professional fees, a legal settlement with a title company in 2020, and lower operating expenses due to the sale of RoboVault during 2019.

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2019 compared to the 2018 period increased by $22.5 million, or 74.4%, primarily due to the following:

•

A net increase in equity in earnings of unconsolidated joint ventures and gains on sales of real estate assets primarily associated with the sales in 2019 described above, including the Altis Bonterra’s sale of its 314 unit multifamily apartment community located in Hialeah, Florida, which resulted in the recognition of $29.2 million of equity earnings by BBXRE; partially offset by

•	The recognition of a $3.1 million net gain upon the sale of a student housing complex in 2018;
•

A decrease in interest income and recoveries from loan losses primarily due to the overall decline in the balance of the legacy asset portfolio, as several significant nonaccrual commercial loans were repaid in 2018; and

•	A decrease in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 51 developed lots in 2019 and 251 in 2018.

BBX Sweet Holdings Reportable Segment

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products.

BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries based on its 93% ownership of IT’SUGAR. However, as further discussed below, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.

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

In March 2020, as a result of various factors, including government-mandated closures and Center for Disease Control and World Health Organization advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan which included revised store floor plans, increased sanitation protocols, and the gradual recall of furloughed store and corporate employees to full or part-time employment. However, from time to time, IT’SUGAR has been required to close previously reopened locations as a result of various factors, including government- mandated closures and staffing shortages.

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

Although IT’SUGAR was able to reopen its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital under an existing line of credit, IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations as (i) it was unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and (ii) its sales volumes had not sufficiently improved and stabilized following the reopening of its locations. In particular, although a significant portion of its retail locations were reopened during the three months ended September 30, 2020, IT’SUGAR’s total revenues for the period declined by approximately 50.4% as compared to the comparable period in 2019. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stays most actions against IT’SUGAR, including most actions to collect pre-petition indebtedness or to exercise control of the property of IT’SUGAR. Accordingly, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to treatment under a plan of reorganization, as further described below.

In order to successfully exit the Bankruptcy Cases, IT’SUGAR must propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. The Reorganization Plan will determine the rights and claims of various creditors and security holders, and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities will be given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or holders of equity interests are entitled to any distribution. As provided by the Bankruptcy Code, IT’SUGAR initially has the exclusive right to solicit a plan and currently intends to submit a Reorganization Plan to the Bankruptcy Court in the first quarter of 2021. In connection with the Bankruptcy Cases, the Office of the United States Trustee, a division of the Department of Justice, has appointed an official committee of unsecured creditors (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Bankruptcy Court, including the confirmation of the Reorganization Plan.

If the Bankruptcy Court does not confirm a final Reorganization Plan filed by IT’SUGAR, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7 bankruptcy cases, a trustee would be appointed to collect IT’SUGAR’s assets, reduce them to cash, and distribute the proceeds to IT’SUGAR’s creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, if IT’SUGAR’s Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of the conversion of the Bankruptcy Cases to Chapter 7 bankruptcy cases, the Bankruptcy Court could dismiss the Bankruptcy Cases.

At the current time, IT’SUGAR is continuing to operate its retail locations under the supervision of the Bankruptcy Court and the participation of the Creditors’ Committee and is negotiating with its creditors in relation to a proposed Reorganization Plan, as well as the terms of amendments to the lease agreements associated with its retail locations. Subsequent to its filing of the Bankruptcy Cases, IT’SUGAR has executed lease amendments in relation to many of its existing retail locations, opened 9 new “temporary” retail locations in select U.S. locations, closed certain other locations, and continues to negotiate with its landlords. However, all lease modifications and amendments are subject to confirmation of IT’SUGAR’s proposed Reorganization Plan. IT’SUGAR’s “temporary” retail locations required initial capital investments that were significantly lower than the investments required for IT’SUGAR’s typical retail locations, as IT’SUGAR repurposed retail spaces that were recently vacated by the prior tenants and utilized in many cases existing fixtures from certain of its other recently closed locations, and are being leased pursuant to lease agreements which have terms ranging from 13-21 months and provide for the payment of rent based on a percentage of sales. IT’SUGAR is also currently evaluating additional locations in which to potentially open similar “temporary” retail locations.

Although IT’SUGAR’s sales volumes continue to be impacted by the effects of the COVID-19 pandemic and there is no assurance that its sales will not further decline in future periods, IT’SUGAR’s sales since the filing of the Bankruptcy Cases have steadily improved as compared to the second and third quarters of 2020. As compared to an overall decline in sales of 50.4% for the three months ended September 30, 2020, IT’SUGAR’s revenues for the three months ended December 31, 2020 had declined by approximately 31.5% as compared to the comparable period in 2019.

In April 2020, BBX Capital, through a wholly-owned subsidiary of BBXRE, purchased IT’SUGAR’s revolving line of credit and equipment note from the respective lenders for the aggregate outstanding principal balance of the loans of $4.3 million plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. In addition, in October 2020, IT’SUGAR obtained a $4.0 million “debtor in possession” (“DIP”) credit facility from the same subsidiary of BBX Capital that was approved by the Bankruptcy Court. As of December 31, 2020, the $4.0 million available under the DIP credit facility had been funded to IT’SUGAR and remains outstanding.

At this time, it is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and it is able to negotiate amendments to its lease agreements that lower its ongoing occupancy costs while its business continues to be impacted by the effects of the COVID-19 pandemic, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain. Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition during the bankruptcy proceedings and thereafter.

As a result of IT’SUGAR filing the Bankruptcy Cases and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR as of September 22, 2020 and recognized a loss of $3.3 million during the year ended December 31, 2020 in connection with the deconsolidation, as further discussed in the Company’s consolidated financial statements included in Item 8 – Note 23 to this annual report. Prior to the deconsolidation of IT’SUGAR, the Company recognized $24.9 million of impairment losses during the year ended December 31, 2020 related to IT’SUGAR’s goodwill and long-lived assets as a result of the effects of the pandemic, including the recognition of a goodwill impairment loss of $20.3 million based on a decline in the estimated fair value of IT’SUGAR. The decline in the estimated fair value of IT’SUGAR during the year ended December 31, 2020 as compared to the Company’s prior valuation of IT’SUGAR as of December 31, 2019 reflected the impact on the Company’s estimated future cash flows of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020, including the liabilities incurred by IT’SUGAR during the shutdown, and considered scenarios in which IT’SUGAR’s business and sales volumes would stabilize following the phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020.

The Company’s assessment of IT’SUGAR’s assets for impairment, as well as its estimate of the fair value of its investment in IT’SUGAR in connection with the deconsolidation of IT’SUGAR, required the Company to make estimates based on facts and circumstances as of each reporting date and assumptions about current and future economic and market conditions. These assumptions included the stabilization of IT’SUGAR following the phased reopening of its retail locations in 2020 and its ability to access and operate in its retail locations in spite of ongoing negotiations with the landlords of these locations related to unpaid rents. Further, the Company’s estimated fair value of its investment in IT’SUGAR at the time of its filing of the Bankruptcy Cases included assumptions related to relief of pre-petition obligations and improved occupancy costs as a result of renegotiated lease agreements for its retail locations. In addition, the Company’s estimates assumed that there would not be a material permanent decline in the demand for IT’SUGAR’s products and that IT’SUGAR will ultimately in the future return to its full operations and implement its long-term strategy to reinvest in and grow its business. However, as it is difficult to predict (i) the severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, which are uncertain and rapidly changing and may involve the re-implementation of government mandated closures or operating restrictions, and (ii) the ultimate outcome of IT’SUGAR’s Bankruptcy Cases, these estimates and assumptions may change over time, which may result in the recognition of additional impairment losses related to the Company’s investment in IT’SUGAR that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, IT’SUGAR’s Chapter 11 Bankruptcy Cases being converted to Chapter 7 bankruptcy cases, IT’SUGAR not obtaining expected relief during the reorganization, a material permanent decline in demand for IT’SUGAR’s products, IT’SUGAR abandoning its long-term strategy to reinvest and grow its business as a result of changes in consumer demand, and significant additional closures following the initial reopening of locations as a result of additional outbreaks of COVID-19.

See Notes 1, 2, 8, 9, and 23 to the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to (i) the Company’s recognition of impairment losses related to IT’SUGAR, including the Company’s significant estimates and assumptions related to IT’SUGAR and the fact that such assumptions may change over time as a result of the COVID-19 pandemic and the ultimate outcome of IT’SUGAR’s Bankruptcy Cases, which may result in the recognition of additional impairment losses related to the BBX Sweet Holdings’ investment in IT’SUGAR that would be material to the Company’s financial statements, and (ii) IT’SUGAR’s Bankruptcy Cases and the Company’s issuance of DIP financing to IT’SUGAR.

Hoffman’s Chocolates and Las Olas Confections and Snacks

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers, and during the three months ended June 30, 2020, it commenced a phased reopening of its locations to customer traffic. As of July 1, 2020, Hoffman’s Chocolates had reopened all of its locations, and its sales volumes during the six months ended December 31, 2020 were approximately 72% of pre-pandemic levels (as compared to the comparable period in 2019). Although Las Olas Confections and Snacks experienced a decline in sales through the second quarter of 2020, its manufacturing and distribution processes were not materially impacted by the pandemic during the year ended December 31, 2020, and its sales during the year ended December 31, 2020 increased by approximately 6% as compared to its sales during the year ended December 31, 2019.

Hoffman’s Chocolates and Las Olas Confections and Snacks have also been engaged in negotiations with the landlords of their respective retail and manufacturing locations for rent abatements, deferrals, and other modifications. As of December 31, 2020, Hoffman’s Chocolates and Las Olas Confections and Snacks had accrued and unpaid current rental obligations of $0.1 million, which are included in other liabilities in the Company’s consolidated statement of financial condition, and they had executed lease amendments with respect to all but one of these locations, including Las Olas Confections and Snacks’ manufacturing facility in Orlando, Florida. Subsequent to December 31, 2020, Hoffman’s Chocolates executed a lease amendment with respect to its remaining location. There is no assurance that Hoffman’s Chocolates’ sales volumes will improve or that their respective sales volumes will not decline in future periods as a result of the effects of the pandemic. Further, previously reopened locations may be required to be closed as a result of governments reimplementing mandated closures or otherwise, and due to the uncertainty related to these businesses as a result of the pandemic, there is no assurance they will be in a position to meet their obligations under the terms of lease agreements and amendments that have been executed.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2020 vs	2019 vs
	2020		2019	2018	2019	2018
Trade sales		$49,155	105,406	101,187	(56,251)	4,219
Cost of trade sales		(41,482)	(67,703)	(65,829)	26,221	(1,874)
Gross margin		7,673	37,703	35,358	(30,030)	2,345
Interest income		29	56	61	(27)	(5)
Other revenue		281	324	10	(43)	314
Interest expense		(193)	(196)	(308)	3	112
Impairment losses		(25,303)	(142)	(4,147)	(25,161)	4,005
Selling, general and administrative expenses		(26,855)	(43,203)	(46,130)	16,348	2,927
Total operating losses		(44,368)	(5,458)	(15,156)	(38,910)	9,698
Loss on the deconsolidation of IT'SUGAR, LLC		(3,326)	—	—	(3,326)	—
Other income		221	336	170	(115)	166
Loss before income taxes		$(47,473)	(5,122)	(14,986)	(42,351)	9,864
Gross margin percentage	%	15.61	35.77	34.94	(20.16)	0.83
SG&A as a percent of trade sales	%	54.63	40.99	45.59	13.64	(4.60)

BBX Sweet Holdings loss before income taxes for the year ended December 31, 2020 compared to the same 2019 period increased by $42.4 million primarily due to the following:

•

The recognition of impairment losses in the 2020 period due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units, including IT’SUGAR, as a result of the impact of the COVID-19 pandemic on market conditions;

•	A decrease in trade sales primarily due to the impacts of the COVID-19 pandemic and the deconsolidation of IT’SUGAR as described above;
•

A significant decline in gross margin percentage as a result of (i) ongoing lease costs associated with BBX Sweet Holdings’ retail and manufacturing locations and (ii) lower sales of high margin products; and

•	The recognition of a loss of $3.3 million in the 2020 period resulting from the deconsolidation of IT’SUGAR; partially offset by
•	A net decrease in selling, general and administrative expenses primarily due the deconsolidation of IT’SUGAR and costs reductions implemented as a result of the COVID-19 pandemic.

BBX Sweet Holdings’ loss before income taxes for the year ended December 31, 2019 compared to the same 2018 period decreased by $9.9 million, or 65.8%, primarily due to the following:

•

The recognition of impairment losses in 2018 in connection with the implementation of various strategic initiatives in 2018, including the closure of facilities and reductions in corporate personnel and infrastructure, and ongoing losses from BBX Sweet Holdings’ businesses;

•

A net decrease in selling, general and administrative expenses primarily due to the above mentioned initiatives, which resulted in lower ongoing operating costs and the recognition of severance and other expenses in 2018 that did not reoccur in 2019, partially offset by costs associated with new IT’SUGAR locations opened in 2019 and 2018, including the FAO Schweetz location in New York City, the Grand Bazaar location in Las Vegas, and the American Dream location in New Jersey; and

•

A net increase in gross margin primarily due to sales from the new IT’SUGAR locations described above and improvements in Las Olas Confections and Snacks’ gross margin percentage as a result of improved efficiencies in its manufacturing facility and the closure of its manufacturing facility in Utah.

Information regarding the results of operations for IT’SUGAR that were included in the Company’s consolidated financial statements is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2020 vs	2019 vs
	2020		2019	2018	2019	2018
Trade sales		$31,794	85,275	79,618	(53,481)	5,657
Cost of trade sales		(26,923)	(50,748)	(46,718)	23,825	(4,030)
Gross margin		4,871	34,527	32,900	(29,656)	1,627
Interest income		8	10	11	(2)	(1)
Interest expense		(109)	(114)	(40)	5	(74)
Impairment losses		(24,948)	(142)	—	(24,806)	(142)
Selling, general and administrative expenses		(21,121)	(36,521)	(35,404)	15,400	(1,117)
Total operating losses		(41,299)	(2,240)	(2,533)	(39,059)	293
Other income		117	276	149	(159)	127
Loss income before income taxes		$(41,182)	(1,964)	(2,384)	(39,218)	420
Gross margin percentage	%	15.32	40.49	41.32	(25.17)	(0.83)
SG&A as a percent of trade sales	%	66.43	42.83	44.47	23.60	(1.64)

The activity for the year ended December 31, 2020 is for the period beginning on January 1, 2020 through September 22, 2020, the date that the Company deconsolidated IT’SUGAR.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and materials from China, Brazil, and certain other countries. Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area. As described below, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, Inc. (“Colonial Elegance”) in October 2020.

Overview

As of December 31, 2020, Renin’s had not been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China, Brazil, and certain other countries, and sell its products through various channels. Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have generally been offset by an overall increase in sales through its retail and commercial channels. However, as a result of the effects of the pandemic, Renin has experienced increased costs related to the shipment of products and raw materials, which has impacted its product costs and gross margin, and Renin expects this increase in costs to continue and worsen during 2021.

Although Renin’s operations had not been significantly impacted by the pandemic as of December 31, 2020, the effects of the pandemic, including a recessionary economic environment and increased costs, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if (i) an economic downturn is prolonged in nature and impacts consumer demand or (ii) the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials, including additional delays in the production and shipment of products and raw materials from foreign suppliers and continued increases in shipping costs. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including closures or delays in the supply chain, could have a material impact on Renin’s cost of product and ability to meet customer demand.

Acquisition of Colonial Elegance

In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance. Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada which are complementary to and expand Renin’s existing customer base. Renin believes the acquisition of Colonial Elegance will establish Renin as a leader in barn doors and closet doors products, support the expansion of the growing door hardware and stair parts business, and provide a promising avenue for continued growth. In addition, Renin believes that the increased scale of the combined businesses will result in better overall service and selection for its customers and improved logistics and cost efficiencies for Renin.

The base purchase price for the acquisition of Colonial Elegance was $38.8 million. In addition to the base purchase price, Renin acquired excess working capital held by Colonial Elegance above an agreed upon target working capital amount of $9.9 million for $4.3 million, which resulted in total purchase consideration of $43.1 million. BBX Capital made a $5.0 million capital contribution to Renin to partially fund the acquisition of Colonial Elegance, while the remainder of the acquisition was funded by Renin using borrowings under its amended and restated credit facility with TD Bank, as described below.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance, Renin amended and restated its credit facility with TD Bank to include a $30.0 million term loan,  increase the availability under its existing revolving operating loan with TD Bank to $20 million, and extend the maturity of the facility to October 2025. Renin utilized $30.0 million of proceeds under the term loan and approximately $8.0 million of proceeds under the revolving operating loan in connection with the acquisition of Colonial Elegance.

See Note 3 to the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to Renin’s acquisition of Colonial Elegance and Note 11 to the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to Renin’s amended and restated credit facility with TD Bank.

Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believes that the supplier is liable to Renin for damages related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and has notified the supplier that it is exercising a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million in order to recover its damages. However, the supplier is disputing that it is liable for the additional shipping costs and has demanded that Renin pay any outstanding amounts due to it.

As the supplier is disputing that it is liable to Renin for damages and there is no assurance regarding the ultimate resolution of the matter and whether Renin’s assertion that it is entitled to damages will be sustained, Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statement of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and will be amortized over the period in which the Company expects to benefit from their use. As of December 31, 2020, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, Renin may be unable to comply with its covenants, If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2020 vs	2019 vs
	2020		2019	2018	2019	2018
Trade sales		$93,036	67,537	68,417	25,499	(880)
Cost of trade sales		(83,563)	(54,243)	(55,483)	(29,320)	1,240
Gross margin		9,473	13,294	12,934	(3,821)	360
Interest expense		(615)	(498)	(638)	(117)	140
Selling, general and administrative expenses		(11,735)	(11,066)	(9,903)	(669)	(1,163)
Total operating (losses) profits		(2,877)	1,730	2,393	(4,607)	(663)
Other (expense) income		(3)	153	—	(156)	153
Foreign exchange (loss) gain		(692)	(75)	68	(617)	(143)
(Loss) income before income taxes		(3,572)	1,808	2,461	(5,380)	(653)
Gross margin percentage	%	10.18	19.68	18.90	(9.50)	0.78
SG&A as a percent of trade sales	%	12.61	16.39	14.47	(3.78)	1.92

Renin’s loss before income taxes for the year ended December 31, 2020 was $3.6 million compared to income before income taxes of $1.8 million for the same 2019 period. The decrease in earnings of $5.4 million was primarily due to the following:

•

An increase in cost of sales and a corresponding decrease in gross margin percentage which primarily resulted from $6.0 million of additional freight costs for the expedited shipment of products to Renin from a foreign supplier, as described above;

•

An increase in selling, general, and administrative expenses primarily due to costs incurred in connection with the acquisition of Colonial Elegance and subsequent ongoing expenses related to Colonial Elegance’s operations, partially offset by lower marketing, travel, and trade show expenses in 2020 as a result of travel restrictions associated with the COVID-19 pandemic and lower consulting expenses related to costs incurred in 2019 associated with the procurement of raw materials; and

•

Higher foreign exchange losses due to the impact of changes in foreign exchange rates between the U.S. and Canadian dollar on monetary assets and liabilities held in Canadian dollars as of December 31, 2020; partially offset by

•

An increase in trade sales primarily resulting from sales generated by Colonial Elegance from October 22, 2020 through December 31, 2020 and sales to Renin’s existing customers across its retail and commercial channels.

Renin’s income before income taxes for the year ended December 31, 2019 compared to the same 2018 period decreased by $0.7 million, or 26.5%, primarily due to the following:

•

An increase in selling, general and administrative expenses primarily due to consulting expenses related to the procurement of raw materials, severance expenses, and higher employee compensation expenses associated with the accrual of performance bonuses; and

•	A decrease in trade sales primarily resulting from higher volume rebates and promotional spend on customers in Renin’s retail channel; partially offset by
•

An improvement in Renin’s gross margin percentage which reflects improved pricing for the procurement of raw materials in 2019 and a barn door promotion to sell excess inventory in 2018 that was not repeated in 2019, partially offset by the impact of tariffs on products imported from China.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

Loss before income tax for the other businesses was $2.9 million for the year ended December 31, 2020, and $0.3 million for each of the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, the Company recognized $2.7 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

•	BBX Capital’s corporate general and administrative expenses;
•	Interest income on interest-bearing cash accounts; and
•	Interest expense capitalized in connection with real estate construction.

Corporate General and Administrative Expenses

Through September 30, 2020, BBX Capital’s corporate general and administrative expenses consisted primarily of an allocation of the cost of services provided by BVH to the Company for various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while subsequent to September 30, 2020, its corporate general and administrative expenses consisted of the actual costs of these functions, as many of these functions were transferred to BBX Capital in connection with the spin-off. BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2020, 2019, and 2018 were $15.8 million, $20.8 million, and $21.2 million, respectively. The decrease in the corporate general and administrative expenses for the 2020 period as compared to the prior periods in 2019 and 2018 primarily reflects (i) compensation expense related to BVH’s Chief Executive Officer and Chief Financial Officer moving to Bluegreen as a result of their expanded roles at Bluegreen in the 2020 period, which resulted in lower executive compensation expenses incurred directly by BVH and a lower allocation of such costs to BBX Capital during 2020, and (ii) an overall decrease in corporate general and administrative expenses as part of various cost reduction initiatives implemented in 2019 and 2020.

(Provision) Benefit for Income Taxes from Continuing Operations

The provision for income taxes from continuing operations for the year ended December 31, 2020 reflected the Company’s effective tax rate of 19% on income before income taxes from continuing operations. The effective tax rate was lower than the expected federal income tax rate of 21.0% primarily due to nondeductible executive compensation, noncontrolling interests in subsidiaries not consolidated for income tax purposes, and nondeductible goodwill impairments, partially offset by state income taxes.

The provision for income taxes for the year ended December 31, 2019 reflected the Company’s effective tax rate of 29% on income before income taxes from continuing operations. The effective tax rate was higher than the expected federal income tax rate of 21.0% primarily due to nondeductible executive compensation and state income taxes.

The provision for income taxes for the year ended December 31, 2018 reflected the Company’s effective tax rate of (96%) on income before income taxes from continuing operations. The effective tax rate was higher than the expected federal income tax rate of 21% primarily due to nondeductible goodwill impairment, nondeductible executive compensation, which included a $2.8 million adjustment associated with the Company’s completion of its analysis of its accounting for the enactment of the Tax Reform Act in December 2017, and state income taxes.

Discontinued Operations

MOD Pizza Restaurant Operations

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Super Fast Pizza (“MOD Pizza”) related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations. In September 2019, due to FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza. In addition, the Company closed the remaining two locations and terminated the related lease agreements. FFTRG’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s consolidated financial statements.

The net losses before taxes from the Company’s MOD Pizza franchise operations for the years ended December 31, 2019 and 2018 were $9.4 million and $4.5 million, respectively. The net losses for the year ended December 31, 2019 included aggregate impairment losses of $6.7 million related to the transfer of the seven restaurant locations to MOD Pizza and the closure of the two restaurant locations.

The net losses in the 2018 period were primarily attributable to selling, general, and administrative expenses, including compensation expenses associated with store employees and operations, human resource, marketing, and finance personnel that were hired in connection with establishing initial restaurant operations, depreciation expense associated with leasehold improvements, furniture, and fixtures at restaurant locations, and costs associated with store openings and the review of potential restaurant sites. During the year ended December 31, 2018, the selling, general and administrative expenses were partially offset by sales generated from the five restaurant locations opened during 2018 and the two restaurant locations opened during the fourth quarter of 2017.

Net Income Attributable to Noncontrolling Interests

Through September 22, 2020, the Company’s consolidated financial statements included the results of operations and financial position of IT’SUGAR, a 93% owned subsidiary in which it held a controlling financial interest, and as a result, the Company was previously required to attribute net income or loss to the noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR.

Net loss attributable to noncontrolling interests was $4.8 million, $0.2 million and $0.3 million, respectively during years ended December 31, 2020, 2019 and 2018. The increase in the net loss attributable to noncontrolling interests for the year ended December 31, 2020 as compared to the same 2019 periods was primarily due to increased operating losses at IT’SUGAR, including the recognition of impairment losses related to its goodwill and long lived assets.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cash flows (used in) provided by operating activities	$(6,183)	22,669	11,207
Cash flows (used in) provided by investing activities	(52,399)	35,963	1,574
Cash flows provided by (used in) financing activities	127,682	(67,427)	(10,084)
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,100	(8,795)	2,697
Cash, cash equivalents and restricted cash at beginning of period	21,287	30,082	27,385
Cash, cash equivalents and restricted cash at end of period	$90,387	21,287	30,082

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows decreased $28.9 million during the year ended December 31, 2020 compared to the same period in 2019. The decrease was primarily due to lower distributions from unconsolidated real estate joint ventures and increased operating losses as a result of the impacts of the COVID-19 pandemic, including a decline in trade sales primarily reflecting the closure of BBX Sweet Holdings’ retail locations and subsequent impact on consumer demand, partially offset by higher sales of real estate inventory by BBXRE during the 2020 period as compared to the 2019 period and higher trade sales and operating income at Renin partially due to the acquisition of Colonial Elegance.

The Company’s operating cash flows increased $11.5 million during the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily due to increase in operating distributions from real estate joint ventures partially offset by a decrease in proceeds from the sale of developed lots at the Beacon Lake Community development and an increase in spending on the development of real estate inventory at Beacon Lake.

Cash Flows provided by/used in Investing Activities

Cash provided by investing activities decreased by $88.4 million during the year ended December 31, 2020 compared to the same period in 2019. The decrease primarily reflects $42.1 million of cash paid for the acquisition of Colonial Elegance, lower distributions from unconsolidated real estate joint ventures, decreased proceeds from the sale of real estate and funding of debtor-in-possession loans receivable to IT’SUGAR, partially offset by lower investments in unconsolidated real estate joint ventures, higher loan recoveries and a decline in purchases of property and equipment.

Cash provided by investing activities increased by $34.4 million during the year ended December 31, 2019 compared to the same period in 2018. The increase primarily reflects a $19.4 million increase in distributions from unconsolidated real estate joint ventures, $17.3 million of higher proceeds from the sale of real estate and property and equipment, and a $4.0 million net decrease in investments in unconsolidated real estate joint ventures, partially offset by a $13.1 million decrease in proceeds from net loan recoveries.

Cash Flows provided by/used in Financing Activities

Cash provided by financing activities increased by $195.1 million during the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily due to higher net transfers from BVH and an increase in borrowings to fund the acquisition of Colonial Elegance in the 2020 period.

Cash used in financing activities increased by $57.3 million during the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily the result of $65.4 million of net transfers to BVH compared to net transfers from BVH of $7.6 million during 2018. The increase in cash used from financing activities was partially offset by a $14.1 million decrease in repayments of notes payable.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash and cash equivalents of approximately $90.0 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and to respond to the challenges related to the COVID-19 pandemic for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As discussed in this report, the Company has sought to take various mitigating measures to manage through the current challenges resulting from the COVID-19 pandemic, including cost and capital expenditure reductions at its subsidiaries. However, management is continuing to evaluate the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable, including additional DIP funding to IT’SUGAR during the Bankruptcy Court proceedings.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development, and contributions from BVH. However, the COVID-19 pandemic has impacted and resulted in uncertainty regarding many of these sources of liquidity. Further, as a result of the spin-off of BBX Capital from BVH, the Company will no longer receive capital contributions from BVH, although it expects to receive quarterly interest payments on the $75.0 million promissory note that was issued by BVH in favor of BBX Capital in connection with the spin-off, subject to BVH’s right to defer interest payments under the terms of the promissory note. Based on these factors, the Company believes that its primary source of liquidity for the foreseeable future will be its available cash and cash equivalents.

Amounts outstanding under the $75.0 million BVH promissory note receivable accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, BVH may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest.

BBX Capital believes that its current financial condition will allow it to meet its anticipated near-term liquidity needs. The Company may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to the Company on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

The Company has historically used its available funds for operations and general corporate purposes (including working capital, capital expenditures, debt service requirements, and lease obligations), to make additional investments in real estate opportunities, operating businesses, or other opportunities, or to make distributions to BVH. While the Company will continue to evaluate opportunistic investments, the Company currently expects to use its available funds primarily for operations and general corporate purposes and to fund operating deficits resulting from the COVID-19 pandemic. However, as discussed above, the Company’s management intends to evaluate the operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to certain of its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Mr. Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Mr. Altman would primarily be through the equity distributions that BBXRE and Mr. Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Mr. Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Mr. Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $3.5 million to $4.5 million in the Altman Companies and certain related joint ventures during the year ended December 31, 2021 relating to planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related certain existing projects, and based on its current pipeline of new potential development projects, BBXRE currently estimates that it may invest an additional $3.0 million to $4.0 million in the managing member of newly formed joint ventures for new projects. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more of such new projects originated by the Altman Companies. Furthermore, if the Altman Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Mr. Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. Based on its current pipeline of new potential development projects, BBXRE expects that it will make this contribution to ABBX Guaranty, LLC in 2021.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from Mr. Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, while Mr. Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-

Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE expects that it may be required to contribute additional capital of approximately $1.0 million to one of its existing joint ventures during the next twelve to twenty-four months based on the current plans and estimates associated with the related development project. Further, in  February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes.

In October 2020, the Company contributed $5.0 million to Renin to partially fund Renin’s acquisition of Colonial Elegance, as further described in this report, and the Company will continue to evaluate opportunistic investments which may involve the use of its available cash and cash equivalents.

The Company owns all of IT’SUGAR’s Class A Preferred Units and 90.4% of its Class B Common Units and has loans outstanding to IT’SUGAR of approximately $10.0 million, including DIP financing provided to IT’SUGAR in connection with its bankruptcy proceedings.

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time by BBX Capital’s board of directors without prior notice. As of December 31, 2020, the Company had approximately 19,317,687 shares of common stock outstanding, and there had been no purchases of Class A Common Stock or Class B Common Stock under this program.

Credit Facilities with Future Availability

As of December 31, 2020, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. During the first quarter of 2020, Renin received a waiver from TD Bank of its breach of the quarterly debt service coverage ratio under the facility, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loan with borrowings from the revolving line of credit. Further, in July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022.

In connection with Renin’s acquisition of Colonial Elegance in October 2020, the credit facility with TD Bank was amended and restated to include a $30.0 million term loan (the “Term Loan”) and an operating loan of up to $20.0 million (the “Operating Loan”), with the Operating Loan serving as a continuation of the existing revolving line of credit under the prior credit facility. Both the Term Loan and Operating Loan mature in October 2025. For additional information, see Item 8 – Note 14 of this Annual Report.

As of December 31, 2020, the outstanding amounts under the term loan and revolving credit facility were $30.0 million and $15.6 million, respectively, with effective interest rates of 3.34% and 3.89%, respectively.

As of December 31, 2020, Renin had availability of approximately $4.4 million under the above revolving line of credit, subject to eligible collateral and the terms of the facility, as applicable. However, the potential effects of the COVID-19 pandemic on Renin’s operations could impact its ability to remain in compliance with the financial covenants under these facilities and limit the extent of availability under the facilities, including under the terms of the facilities as amended and restated as described below, in future periods.

As described above, Renin is currently engaged in a dispute with one of its suppliers and recognized costs related to this dispute during the year ended December 31, 2020. As of December 31, 2020, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, Renin may be unable to comply with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from TD bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are described in further detail in Item 8 – Note 14 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of December 31, 2020 and 2019, the Company’s investments in these joint ventures totaled $58.1 million and $57.3 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in further detail in Item 8 – Note 14 of this Annual Report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

The Company owns all of IT’SUGAR’s Class A Preferred Units and 90.4% of its Class B Common Units and accounts for its $23.0 million of investments in and advances to IT’SUGAR at cost.  Although the Company is not obligated to finance the activities of IT’SUGAR during the pendency of the Bankruptcy Cases, in October 2020, a subsidiary of the Company entered into a $4.0 million DIP credit facility with IT’SUGAR and the Company may advance additional funds to IT’SUGAR in order to maintain its ownership interest. In the future, the Company may decide not to advance additional funds to IT’SUGAR during the pendency of the Bankruptcy Cases, if needed, which could dilute the Company’s investment in IT’SUGAR and result in additional impairment charges.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income (loss) for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of: the recognition of revenue; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets and goodwill; the valuation of assets and liabilities assumed in the acquisition of a business; the amount of deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. The accounting policies and estimates that we have identified as critical accounting policies are: the recognition of revenue; evaluating goodwill for impairment; and evaluating long-lived assets and definite lived intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition - Variable Consideration on Trade Sales and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to builders. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, and incentives are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for current economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates.  A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Evaluating Goodwill for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

During the year ended December 31, 2020, the Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $20.3 million associated with IT’SUGAR and $2.1 million associated with certain of its other reporting units. On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized the remaining IT’SUGAR goodwill balance of approximately $14.9 million as of that date. The Company’s goodwill as of December 31, 2020 was $8.3 million.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, and real estate held-for-investment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $5.4 million during the year ended December 31, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets. The Company’s property and equipment, operating lease assets and definite-lived intangible asset balances were $7.8 million, $13.5 million and $22.4 million as of December 31, 2020, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is equity price risk, interest rate risk and commodity price risk.

The Company’s real estate assets market risk consists primarily of equity pricing risk and secondarily interest rate risk. The Company’s real estate assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and real estate inventory. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin. Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar.  As of December 31, 2020, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

The market price of BBX Capital’s Class A Common Stock and Class B Common are important to the valuation and financing capability of BBX Capital.

The Company is affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.

As of December 31, 2020, the Company had fixed interest rate debt of approximately $29.0 million and floating interest rate debt of approximately $45.6 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to commodity pricing risk in connection with its businesses. Commodity price increases or decreases ultimately result in corresponding changes in raw material prices which could impact our financial condition and results of operations. We have not in the past entered into, and do not currently have any plans to enter into, commodity futures and options contracts to reduce our commodity pricing risk.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. In the event of tightened credit markets, there may be a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the recent COVID-19 pandemic, may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Furthermore, while increases in real estate construction and development costs may result in increases in rental rates and real estate sales prices, rental rates and sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Fort Lauderdale, Florida

March 16, 2021

BBX Capital, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents	$90,037	20,723
Restricted cash	350	529
Trade accounts receivable, net	29,507	13,104
Trade inventory	31,846	22,843
Real estate ($9,031 in 2020 and $11,297 in 2019 held for sale)	55,800	65,818
Investments in and advances to unconsolidated real estate joint ventures	58,010	57,330
Investment in and advances to IT'SUGAR, LLC	22,976	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	—
Property and equipment, net	7,803	29,836
Goodwill	8,277	37,248
Intangible assets, net	22,420	6,671
Operating lease assets	13,488	87,082
Deferred tax asset, net	7,424	3,280
Other assets	24,718	16,051
Discontinued operations total assets	—	992
Total assets	$447,656	361,507
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,472	10,104
Accrued expenses	30,852	14,115
Other liabilities	5,455	6,336
Due to parent	—	1,362
Operating lease liabilities	14,141	99,568
Notes payable and other borrowings	73,483	42,736
Discontinued operations total liabilities	—	1,041
Total liabilities	138,403	175,262
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	—	4,009
Equity:
Bluegreen Vacations Holding Corporation equity	—	179,681
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 15,624,091 in 2020	156	—
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,693,596 in 2020	37	—
Additional paid-in capital	310,588	—
Accumulated deficit	(3,457)	—
Accumulated other comprehensive income	1,830	1,554
Total shareholders' equity	309,154	181,235
Noncontrolling interests	99	1,001
Total equity	309,253	182,236
Total liabilities and equity	$447,656	361,507

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Trade sales	$147,210	180,319	175,499
Sales of real estate inventory	20,363	5,049	21,771
Interest income	2,399	811	2,338
Net gains on sales of real estate assets	255	13,616	4,563
Other revenue	3,002	3,929	4,394
Total revenues	173,229	203,724	208,565
Costs and Expenses:
Cost of trade sales	126,152	124,560	123,367
Cost of real estate inventory sold	13,171	2,643	14,116
Interest expense	237	433	803
Recoveries from loan losses, net	(8,876)	(5,428)	(8,653)
Impairment losses	30,772	189	4,718
Selling, general and administrative expenses	66,757	90,830	91,775
Total costs and expenses	228,213	213,227	226,126
Operating losses	(54,984)	(9,503)	(17,561)
Equity in net earnings of unconsolidated real estate joint ventures	465	37,898	14,194
Loss on the deconsolidation of IT'SUGAR, LLC	(3,326)	—	—
Other income	290	665	277
Foreign exchange (loss) gain	(692)	(75)	68
(Loss) income from continuing operations before income taxes	(58,247)	28,985	(3,022)
Benefit (provision) for income taxes	11,231	(8,334)	(2,865)
(Loss) income from continuing operations	(47,016)	20,651	(5,887)
Discontinued Operations
Loss from operations	(91)	(9,434)	(4,529)
Benefit for income taxes	17	2,296	949
Loss from discontinued operations	(74)	(7,138)	(3,580)
Net (loss) income	(47,090)	13,513	(9,467)
Less: Net loss attributable to noncontrolling interests	4,803	224	266
Net (loss) income attributable to shareholders	$(42,287)	13,737	(9,201)

Net (loss) income	$(47,090)	13,513	(9,467)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	35	51	(46)
Foreign currency translation adjustments	241	287	(194)
Other comprehensive income (loss), net	276	338	(240)
Comprehensive (loss) income, net of tax	(46,814)	13,851	(9,707)
Less: Comprehensive loss attributable to noncontrolling interests	4,803	224	266
Comprehensive (loss) income attributable to shareholders	$(42,011)	14,075	(9,441)
Basic and diluted (loss) earnings per share from continuing operations	$(2.19)	1.08	(0.29)
Basic and diluted loss per share from discontinued operations	—	(0.37)	(0.19)
Total basic and diluted (loss) earnings per share	$(2.19)	0.71	(0.48)
Weighted average number of common shares outstanding (1)	19,318	19,318	19,318

(1) For periods prior to the spin-off on September 30, 2020, the number of shares is based on the shares issued in connection with the spin-off. See Note 1 for further discussion.

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2020

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock			Additional	Other
	Class		Class		Parent	Paid-in	Comprehensive	Noncontrolling	Total
	A	B	A	B	Equity	Capital	Income	Interest	Equity
Balance at December 31, 2017	—	—	$—	—	237,259	—	1,785	(238)	238,806
Cumulative effect from the adoption of ASU 2016-01	—	—	—	—	329	—	(329)	—	—
Net loss excluding $369 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(9,201)	—	—	103	(9,098)
Other comprehensive loss	—	—	—	—		—	(240)	—	(240)
Acquisition of noncontrolling interest	—	—	—	—	(587)	—	—	329	(258)
Increase in noncontrolling interest from loan foreclosures	—	—	—	—	—	—	—	705	705
Net transfers from parent	—	—	—	—	7,615	—	—	—	7,615
Balance at December 31, 2018	—	—	—	—	235,415	—	1,216	899	237,530
Cumulative effect from the adoption of ASU 2016-02 net of income taxes and redeemable noncontrolling interest	—	—	—	—	(2,202)	—	—	—	(2,202)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,902)	—	—	—	(1,902)
Net income excluding $326 of loss attributable to redeemable noncontrolling interest	—	—	—	—	13,737	—	—	102	13,839
Other comprehensive income	—	—	—	—	—	—	338	—	338
Net transfers to parent	—	—	—	—	(65,367)	—	—	—	(65,367)
Balance at December 30, 2019	—	—	$—	—	179,681	—	1,554	1,001	182,236

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2020

(In thousands)

	Shares of
	Common Stock		Common					Accumulated
	Outstanding		Stock			Additional		Other
	Class		Class		Parent	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Equity	Capital	Deficit	Income	Interest	Equity
Balance at December 30, 2019	—	—	$—	—	179,681	—	—	1,554	1,001	182,236
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(38,830)	—	(3,457)	—	(730)	(43,017)
Other comprehensive income	—	—	—	—	—	—	—	276	—	276
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(54)	(54)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,248)	—	—	—	—	(1,248)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	3,150	—	—	—	—	3,150
Acquisition of noncontrolling interest	—	—	—	—	—	118		—	(118)	—
Net transfers from parent	—	—	—	—	167,910	—	—	—	—	167,910
Issuance of common stock	15,624	3,694	156	37	(193)	—	—	—	—	—
Transfer to additional paid-in capital	—	—	—	—	(310,470)	310,470	—	—	—	—
Balance at December 30, 2020	$15,624	3,694	$156	37	—	310,588	(3,457)	1,830	99	309,253

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(47,090)	13,513	(9,467)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(8,876)	(5,428)	(8,653)
Depreciation, amortization and accretion, net	6,532	8,008	8,322
Net gains on sales of real estate and property and equipment	(255)	(13,305)	(4,563)
Equity earnings of unconsolidated real estate joint ventures	(465)	(37,898)	(14,194)
Return on investment in unconsolidated real estate joint ventures	4,910	39,043	17,679
Loss on the deconsolidation of IT'SUGAR, LLC	3,326	—	—
(Increase) decrease in deferred income tax asset, net	(4,737)	2,343	1,084
Impairment losses	31,620	6,938	4,718
(Increase) decrease in trade receivable	(7,975)	5,190	(2,323)
(Increase) decrease in trade inventory	(3,245)	(2,733)	3,882
Decrease (increase) in real estate inventory	3,482	(7,445)	12,001
Net change in operating lease asset and operating lease liability	(621)	515	—
(Increase) decrease in other assets	(6,802)	6,817	2,197
(Decrease) increase in accounts payable	(1,253)	(596)	1,648
Net change in due/from to parent	(1,362)	3,284	(1,282)
Increase in accrued expenses	27,668	927	1,638
(Decrease) increase in other liabilities	(1,040)	3,496	(1,480)
Net cash (used in) provided by operating activities	(6,183)	22,669	11,207
Investing activities:
Return of investment in unconsolidated real estate joint ventures	7,567	31,442	12,080
Investments in unconsolidated real estate joint ventures	(14,276)	(25,179)	(29,187)
Loan funding to IT'SUGAR, LLC, net	(3,947)	—	—
Proceeds from repayment of loans receivable	9,296	6,339	19,394
Proceeds from sales of real estate held-for-sale	2,608	23,512	17,431
Proceeds from sales of property and equipment	—	11,762	569
Additions to real estate held-for-sale and held-for-investment	(91)	(600)	(1,221)
Purchases of property and equipment	(5,345)	(11,091)	(12,796)
Cash paid for acquisition, net of cash received	(42,133)	—	—
Decrease in cash from other investing activities	(6,078)	(222)	(4,696)
Net cash (used in) provided by investing activities	(52,399)	35,963	1,574
		(Continued)

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Financing activities:
Repayments of notes payable and other borrowings	(16,459)	(3,947)	(18,037)
Proceeds from notes payable and other borrowings	50,136	1,983	721
Payments for debt issuance costs	(216)	(96)	(125)
Acquisition of noncontrolling interest	—	—	(258)
Distribution to noncontrolling interest	(54)	—	—
Net transfers from (to) parent	94,275	(65,367)	7,615
Net cash provided by (used in) financing activities	127,682	(67,427)	(10,084)
Increase (decrease) in cash, cash equivalents and restricted cash	69,100	(8,795)	2,697
Cash, cash equivalents and restricted cash at beginning of period	21,287	30,082	27,385
Cash, cash equivalents and restricted cash at end of period	$90,387	21,287	30,082

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$—	721	854
Income taxes paid	330	1,227	678
Supplementary disclosure of non-cash investing and financing activities:
Bluegreen Vacations Holding Corporation note receivable	75,000	—	—
Construction funds receivable transferred to real estate	—	18,318	14,548
Loans receivable transferred to real estate	—	333	1,673
Increase in other assets upon issuance of Community Development District Bonds	827	8,110	15,996
Assumption of Community Development District Bonds by homebuilders	4,170	1,035	5,572
Operating lease assets recognized upon adoption of ASC 842	—	86,431	—
Operating lease liabilities recognized upon adoption of ASC 842	—	95,296	—
Operating lease assets obtained in exchange for new operating lease liabilities	4,721	22,942	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	90,037	20,723	22,103
Restricted cash	350	529	966
Cash discontinued operations	—	35	7,013
Total cash, cash equivalents, and restricted cash	$90,387	21,287	30,082

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Notes to Consolidated Financial Statements

1.    Organization

BBX Capital, Inc. and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital, Inc. as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

Spin-Off from BVH

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Parent” or “BVH”), which was formerly known as BBX Capital Corporation.  Prior to September 30, 2020, BVH was a Florida-based diversified holding company whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, BVH completed the spin-off of the Company, which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH’s former businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated on September 30, 2020 with the distribution by BVH to its shareholders all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock held on September 22, 2020, the record date for the distribution, and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock held on the record date. Accordingly, as of the close of business on September 30, 2020, BVH ceased to have an ownership interest in the Company, and BVH’s shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time that BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note become due and payable on September 30, 2025 or earlier upon certain other events.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Principal Investments

The Company’s principal holdings include BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, as further discussed in Note 23, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China, Brazil, and certain other countries.  In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, Inc (“Colonial Elegance”), as further described in Note 3. Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada.

During the year ended December 31, 2020, Renin’s total revenues included $63.6 million of trade sales to two major customers and their affiliates and $28.3 million of revenues generated outside the United States. Revenues from one customer of Renin represented $34.2 million,  $20.2 million, and $20.7 million of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, respectively, which represented 19.7% of the Company’s total revenues for the year ended December 31, 2020 and nearly 10% of the Company’s revenues for the years ended December 31, 2019 and 2018, while revenue from a second customer of Renin represented $29.4 million of the Company’s total revenues for the year ended December 31, 2020, which represented 17.0% of the Company’s revenues during the year ended December 31, 2020. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $9.6 million as of December 31, 2020.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, and previously operated pizza restaurant locations as a franchisee of MOD Super Fast Pizza (“MOD Pizza”). As further described in Note 22, the Company’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, as well as certain subsidiaries in which ownership was transferred from Parent in connection with the spin-off transaction described above. However, for the periods prior to the spin-off on September 30, 2020, the accompanying consolidated financial statements reflect the combined financial statements of these entities, have been derived from the accounting records of Parent and these companies, and should be read with the accompanying notes thereto. Further, the consolidated financial statements for the periods prior to the spin-off on September 30, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

For the periods prior to the spin-off on September 30, 2020, the majority of the assets, liabilities, revenues, expenses, and cash flows of the Company have been identified based on the legal entities included in the spin-off transaction. However, the historical costs and expenses reflected in the financial statements for the periods prior to the spin-off also include an allocation for certain corporate and shared service functions that were historically provided by Parent prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of the combined revenues and equity in earnings of unconsolidated joint ventures of Parent and its subsidiaries. However, the allocation of corporate expenses excludes costs specific to the spin-off and the acceleration of compensation expense in connection with the spin-off. The Company believes that the assumptions underlying the consolidated financial statements for the periods prior to the spin-off, including the assumptions regarding the allocation of general corporate expenses from the Parent, are reasonable. However, the consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company during the applicable periods presented. Actual costs that would have been incurred if the Company operated as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurs additional costs associated with being a public company that are not reflected in the accompanying consolidated financial statements for periods prior to September 30, 2020.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, and (iii) the general public’s reaction to the pandemic. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the year ended December 31, 2020, primarily with respect to BBX Sweet Holdings. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of December 31, 2020, the Company’s consolidated cash balances were $90.0 million.

BBX Capital Real Estate

Although BBXRE’s operations were impacted by the COVID-19 pandemic during 2020 and there is no assurance that they will not be impacted in the future, BBXRE’s operations are not currently being significantly impacted by the pandemic.

Following the initial outbreak of COVID-19 in March 2020, construction activities continued at BBXRE’s existing projects, while sales activities at BBXRE’s single-family for sale housing developments and rental activities at its multifamily apartment developments were temporarily impacted. Further, the effects of the pandemic, including economic uncertainty generally and in the real estate and credit markets in particular, increased uncertainty relating to the expected timing and pricing of sales of its current multifamily apartment developments and the expected timing and financing of new multifamily apartment developments. However, throughout the remainder of 2020 and to date in 2021, BBXRE has experienced a progressive recovery in its operations, which management believes is primarily attributable to demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. In particular, sales at its single-family home developments and leasing and rent collections at its multifamily apartment developments have returned to pre-pandemic levels in most (but not all) locations. In addition, while the sale of existing projects and the commencement of new projects were delayed in 2020 as a result of a temporary decline in investment activity, BBXRE believes that there has generally been a recovery in investor demand for the acquisition of stabilized multifamily apartment communities and the availability of financing of debt and equity capital for new multifamily apartment developments.

However, the pandemic has nevertheless resulted in significant uncertainty in the overall economy and real estate and credit markets, and an increase in COVID-19 cases or the emergence of variant coronavirus strains could result in further disruptions to the U.S. and global economies. As a result, there is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. Further, while government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. In addition, the effects of the pandemic may impact the costs of developing and operating BBXRE’s real estate assets, including, but not limited to, an increase in commodity and labor prices and property insurance costs as compared to pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single-family homes, and/or rental rates for multifamily apartments.

Further, as it specifically relates to the Altman Companies, the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, the effects of the pandemic may impact the costs of developing and operating multifamily apartment communities, including, but not limited to, an increase in commodity prices as a result of, among other things, supply chain disruptions and material shortages, labor prices, and property insurance costs as compared to pre-pandemic levels, which could also have an adverse impact on market values and the Altman Companies’ operating results. Further, the impact of the COVID-19 pandemic on economic conditions in general, including uncertainty regarding the severity and duration of such impact, may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn. If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

With respect to BBXRE’s Beacon Lake Master Planned Development, the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in requests by homebuilders to extend the timing of their purchase of developed lots from BBXRE and/or failure of the homebuilders to meet their obligations under the contracts with BBXRE to purchase developed lots. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contractually owed contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE does not currently expect that there will be a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could have such an effect and result in the recognition of impairment losses in future periods.

As a result of the above factors, BBXRE’s results of operations and financial condition may be materially adversely impacted by the effects of the pandemic in future periods.

BBX Sweet Holdings

BBX Sweet Holdings has been materially adversely impacted by the effects of the COVID-19 pandemic, primarily with respect to the impact on IT’SUGAR.

As further described in Note 23, in March 2020, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees as a result of various factors, including government-mandated closures and Center for Disease Control and the World Health Organization advisories in connection with the COVID-19 pandemic, and between May 2020 and September 2020, it reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan.  IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period that the locations have been opened and operating under conditions which have been affected by the pandemic. In addition to its unpaid rental obligations, IT’SUGAR ceased paying various outstanding obligations to its vendors.

Although IT’SUGAR was able to reopen its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital (as further described in Note 11), IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations as (i) it was unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and (ii) its sales volumes had not sufficiently improved and stabilized following the reopening of its locations. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of IT’SUGAR filing the Bankruptcy Cases and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR as of September 22, 2020 and recognized a loss of $3.3 million during the year ended December 31, 2020 in connection with the deconsolidation.  Prior to the deconsolidation of IT’SUGAR, the Company also recognized $25.3 million of impairment losses during the year ended December 31, 2020 related to IT’SUGAR’s goodwill and long-lived assets as a result of the effects of the pandemic, including the recognition of a goodwill impairment loss of $20.3 million based on a decline in the estimated fair value of IT’SUGAR.

See Note 23 for additional information, including risks and uncertainties, related to the impacts of the COVID-19 pandemic and Bankruptcy Cases on IT’SUGAR and Notes 8, 9, and 10 for additional information with respect to the Company’s recognition of impairment losses related to IT’SUGAR.

Renin

As of December 31, 2020, Renin’s had not been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China, Brazil, and certain other countries, and sell its products through various channels. However, as a result of the effects of the pandemic, Renin has experienced increased costs related to the shipment of products and raw materials, which has impacted its product costs and gross margin, and Renin expects this increase in costs to continue and worsen during 2021. Although Renin’s operations had not been significantly impacted by the pandemic as of December 31, 2020, the effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials, including additional delays in the production and shipment of products and raw materials from foreign suppliers and continued increases in shipping costs. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including closures or delays in the supply chain, could have a material impact on Renin’s cost of product and ability to meet customer demand.

2.    Basis of Presentation and Significant Accounting Policies

Consolidation Policy - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its subsidiaries hold controlling financial interests, and any variable interest entities (“VIEs”) in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue; the allowance for expected credit losses; the recovery of the carrying value of real estate; the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, and real estate; the amount of the deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Due to, among other things, the impact and potential future impact of the ongoing COVID-19 pandemic, which is discussed above, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2020. The reclassifications had no impact on the Company’s statements of operations and comprehensive income or statements of cash flows.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits and money market instruments that typically have original maturities at the date of purchase of three months or less. Restricted cash consists primarily of cash held at financial institutions associated with our insurance subsidiary or with borrowings. Cash and cash equivalents are maintained at various financial institutions located throughout the United States and Canada in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Revenue Recognition

Trade sales  – Revenue is recognized on trade sales as follows:

•

Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped or the customers accept delivery. Wholesale trade sales typically have payment terms between 10 and 90 days. Certain customer trade sale contracts have provisions for right of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method to calculate the estimated reduction in the trade sales revenue. The inputs used in the expected value method include historical experience with the customer, sales forecasts, and outstanding purchase orders.

•	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.
•	Sales and other taxes imposed by governmental authorities that are collected by the Company from customers are excluded from revenue or the transaction price.
•	Shipping and handling activities that occur after the control of goods is transferred to a customer are accounted for as fulfillment activities instead of a separate performance obligation.
•

Revenue is not adjusted for the effects of a significant financing component if the Company expects, at the contract inception, that the performance obligation will be satisfied within one year or less.

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer. The Company generally receives payment from the sale of real estate inventory at the date of closing. In addition, certain real estate sales contracts provide for a contingent purchase price. The contingent purchase price in contracts pursuant to which the Company sells developed lots to homebuilders is generally calculated as a percentage of the proceeds that the homebuilders receive from sales to their own customers, and the Company does not receive payment of such amounts until the homebuilders close on such sales. The Company accounts for the contingent purchase price in these contracts as variable consideration and estimates the amount of such consideration that may be recognized upon the closing of the real estate transaction based on the expected value method. The estimate of variable consideration is recognized as revenue to the extent that it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The inputs used in the expected value method include current and expected sales prices (net of incentives), historical contingent purchase price receipts, and sales contracts on similar properties.

Interest income – Interest income from loans receivable originated by the Company and the note receivable from BVH is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Other than the note receivable from BVH, the Company’s loans receivable are included in other assets in the Company’s consolidated statements of financial condition.

Net gains on sales of real estate assets – Net gains on sales of real estate assets represents sales of assets to non-customers. Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue is primarily comprised of rental income from properties under short-term operating leases and insurance commissions earned from insurance carriers. Rental income is recognized as rents become due, and rental payments received in advance are deferred until earned.

Trade Accounts Receivables and Allowance for Expected Credit Losses – Accounts receivable are stated at the amounts billed to customers for sale of goods or services with a contractual maturity of one year or less. The Company provides an allowance for expected credit losses. This allowance is based on a review of outstanding receivables and historical collection information and an evaluation of both existing economic conditions and reasonable and supportable forecasts of future economic conditions impacting the Company’s customers. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice (based on terms). Accounts receivable are considered delinquent after 30 days past the due date. These delinquent receivables are monitored and are charged to the allowance for expected credit losses based on an evaluation of individual circumstances of the customer. Account balances are written off after collection efforts have been made and the potential recovery is considered remote.

Trade Inventory – Trade inventory is measured at the lower of cost or market. Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment, and shipping costs. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials. Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out or average cost basis. Shipping and handling fees billed to customers are recorded as trade sales, and shipping and handling fees paid by the Company are recorded as cost of trade sales.

In valuing inventory, the Company makes assumptions regarding write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration, and write-downs are recorded where appropriate.

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Expenditures for capital improvements are generally capitalized, while the ongoing costs of owning and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate required under ASC 360 to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statements of operations and comprehensive income.

Investments in Unconsolidated Real Estate Joint Ventures - The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

The Company recognizes its share of earnings or losses from certain equity method investments based on the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. The HLBV method is used to calculate the Company’s share of earnings or losses from equity method investments when the contractual cash disbursements to the investors are different than the investors’ stated ownership percentage.

The Company capitalizes interest expense on investments in and advances to or loans to real estate joint ventures accounted for under the equity method that have commenced qualifying activities, such as real estate development projects. The capitalization of interest expense ceases when the investee completes its qualifying activities, and total capitalized interest expense cannot exceed interest expense incurred.

The Company reviews its investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of its investments, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance, rating agency actions, and expected future operating and financing cash flows. If a decline in the fair value of an investment is determined to be other-than-temporary, an impairment loss is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

Property and Equipment, net – Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 years for computer equipment, 3 to 5 years for software, 5 years for furniture and fixtures, and 7 to 10 years for manufacturing equipment.  The cost of leasehold improvements is depreciated using the straight-line method over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for new property, leasehold improvements, and equipment, as well as major renewals and betterments, are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposal of property and equipment are reflected in current operations.

Goodwill – The Company recognizes goodwill upon the acquisition of a business when the fair values of the consideration transferred and any noncontrolling interests in the acquiree are in excess of the fair value of the acquiree’s identifiable net assets. The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company first assesses qualitatively whether it is necessary to perform goodwill impairment testing. Impairment testing is performed when it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company evaluates various factors affecting a reporting unit in its qualitative assessment, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If the Company concludes from its qualitative assessment that goodwill impairment testing is required, the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company records an impairment loss for the excess amount, although the impairment loss is limited to the amount of goodwill allocated to the reporting unit.

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

Inherent in the Company’s determinations of fair value are certain judgments and estimates relating to future cash flows, including the Company’s assessment of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operating businesses. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

Intangible Asset, net –  Intangible assets in the Company’s financial statements primarily consist of intangible assets acquired in connection with certain business combinations, including acquired customer relationships, trademarks, and noncompetition agreements. These definite-lived intangible assets are recognized at fair value upon acquisition and amortized on a straight-line basis over their respective estimated useful lives.

Operating Lease Assets and Operating Lease Liabilities – The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s consolidated statements of financial condition. The Company determines if an arrangement is a lease at inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. Operating lease assets and liabilities are recognized when the Company takes possession of the underlying asset based on the present value of lease payments over the lease term. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its operating lease assets and operating lease liabilities as it is not reasonably certain that such options will be exercised. The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The Company recognizes accrued straight-line rent and unamortized tenant allowances received from landlords associated with its operating leases as a reduction of the operated lease assets associated with such leases. The Company has lease agreements with lease and non-lease components which it generally accounts for as a single lease component for lease classification, recognition, and measurement purposes.

Impairment of Long-Lived Assets – The Company evaluates its long-lived assets, including property and equipment, definite-lived intangible assets, and right-of-use assets associated with its lease agreements, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Factors which could indicate that an asset (or asset group) may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets, and significant negative industry or economic trends. The carrying amount of an asset (or asset group) is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset (or asset group). To the extent that the carrying amount of an asset (or asset group) exceeds the sum of such undiscounted cash flows, an impairment loss is measured and recorded based on the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Impairment losses associated with an asset group are allocated to long-lived assets within the asset group based on their relative carrying amounts; however, the carrying amounts of individual long-lived assets within an asset group are not reduced below their individual fair values.

To the extent that impairment testing is required, the Company generally estimates the fair values of its long-lived assets utilizing a discounted cash flow methodology which estimates the present value of the projected future cash flows expected to be generated from the applicable assets or asset groups. When estimating the fair value of asset groups related to a retail location, the Company’s estimated fair value considers the relevant market participants and the highest and best use for the location, including whether the value of the location would be maximized by operating the location in its current use or by permanently closing the location and subleasing it. To the extent applicable, the Company estimates the fair value of right-of-use assets associated with its retail locations using a discounted cash flow methodology which estimates the present value of market rental rates applicable to such right-of-use assets. When estimating the fair value of intangible assets, the Company uses a form of the income approach relevant to the applicable asset or asset group. The Company uses the relief from royalty valuation method, a form of the income approach, to estimate the fair value of trademarks. Under this method, the fair value of trademarks is determined by calculating the present value using a risk-adjusted discount rate of the estimated future royalty payments that would have to be paid if the trademarks were not owned. The Company uses the multi-period excess earnings method, a form of the income approach, to estimate the fair value of customer relationships. Under this method, the fair value of customer relationships is determined by isolating the expected cash flows attributable to the customer relationship intangible asset and discounting these cash flows using a risk-adjusted discount rate.

As the carrying amounts of the Company’s long-lived assets are dependent upon estimates of future cash flows that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their estimated fair values. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to a number of factors, many of which are beyond the Company’s control.

Deferred Financing Costs – Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the Company’s consolidated statements of financial condition as other assets or as a direct deduction from the carrying amount of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2020 and 2019, unamortized deferred financing costs presented in other assets totaled $0.2 million and $0.1 million, respectively, while unamortized costs presented against the associated debt liabilities totaled $1.1 million and $0.8 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2020, 2019 and 2018 was $28,000,  $72,000, and $41,000, respectively.

Income Taxes – Subsequent to September 30, 2020, BBX Capital and its subsidiaries in which it owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than Florida, BBX Capital and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which BBX Capital owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return. Prior to September 30, 2020, the Company was a wholly owned subsidiary of BVH, and its activities were included in BVH’s tax return filings. While it was a wholly owned subsidiary of BVH, the Company accounted for income taxes on a separate return basis.

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. If a valuation allowance is recorded, a subsequent change in circumstances that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2020.

Noncontrolling Interests – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. Noncontrolling interests are recognized as equity in the consolidated statements of financial condition and presented separately from the equity attributable to BBX Capital’s shareholders, while noncontrolling interests that are redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the consolidated statements of financial condition. The Company measures redeemable noncontrolling interests on an ongoing basis by accreting changes in the estimated redemption value of such interests from the date of issuance to the earliest redemption date and adjusts the carrying amount of such interests to the calculated value in the event that it is in excess of the carrying amount of such interests at such time.

A change in the ownership interests of a subsidiary is accounted for as an equity transaction if the Company retains its controlling financial interest in the subsidiary.

The amounts of consolidated net income and comprehensive income attributable to BBX Capital’s shareholders and noncontrolling interests are separately presented in the Company’s consolidated statements of operations and comprehensive income.

Cost of Trade Sales – Cost of trade sales includes the cost of inventory, shipping and handling, warehousing, and occupancy expenses related to the Company’s retail locations and manufacturing facilities.

Advertising – The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income, were $1.1 million,  $2.5 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share – Basic and diluted earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average shares outstanding.  For periods prior to the spin-off on September 30, 2020, the weighted average shares outstanding was based on the shares issued in connection with the spin-off, while for periods subsequent to spin-off, the shares outstanding was based on the actual weighted average number of shares outstanding.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have been adopted as of January 1, 2020:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (as subsequently amended and clarified by various ASUs). This standard requires an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. The standard also requires entities to record an allowance for credit losses for available for sale debt securities rather than reduce the carrying amount under the other-than temporary impairment model. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The Company adopted this standard on January 1, 2020 using a modified retrospective method and did not recognize a cumulative effect adjustment upon adoption of the standard as the Company’s trade receivables are generally due 30 to 60 days from the date of the invoice with minimal historical loss experience. The Company’s loans receivable are legacy loans from BVH’s sale of BankAtlantic that have been written down to the collateral value less cost to sell with interest recognized on a cash basis. As such, the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2020, excluding agreements executed by IT’SUGAR prior to its filing of the Bankruptcy Cases and related deconsolidation by the Company, the Company had executed 7 agreements related to lease concessions associated with the COVID-19 pandemic, which included a combination of rent deferrals and abatements. Under the terms of such agreements, rent payments subject to deferral are generally required to be paid between 1-  21 months following the execution of the agreements based on the payment schedules specified in such agreements. The Company accounted for 3 of these agreements as modifications and remeasured the related lease liabilities as the concessions extended the lease terms and increased the Company’s overall obligations under the related lease agreements. The Company did not account for the remaining 4 agreements as modifications as the concessions did not result in a substantial increase in the rights of the lessor or the obligations of the Company as the lessee. Under these agreements, deferrals and abatements of rental payments were $0.2 million and $0.3 million, respectively, for the year ended December 31, 2020, which were not accounted for as modifications. As of December 31, 2020, $0.2 million of these deferred amounts had been paid to the respective landlords.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted as of December 31, 2020:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes specific exceptions to the general principles in Topic 740, including exceptions related to (i) the incremental approach for intraperiod tax allocations, (ii) accounting for basis differences when there are ownership changes in foreign investments, and (iii) interim period income tax accounting for year-to-date losses that exceed anticipated losses. The statement is effective for the Company on January 1, 2021 and interim periods within that fiscal year. Early adoption is permitted. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has a LIBOR indexed credit facility which has a balance of $45.6 million and matures after 2021. Although companies can apply this standard immediately, the guidance will only be available for a limited time, generally through December 31, 2022. The Company is currently evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements and the related impact that this standard may have on its consolidated financial statements.

3.    Acquisition

Acquisition of Colonial Elegance

On October 22, 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance. Colonial Elegance, which is headquartered in Montreal, Canada, is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada.

The base purchase price for the acquisition was $38.8 million, substantially all of which was paid in cash by Renin at closing. In addition to the base purchase price, Renin acquired excess working capital held by Colonial Elegance above an agreed upon target working capital amount of $9.9 million for $4.3 million, which resulted in total purchase consideration of $43.1 million. BBX Capital made a $5.0 million capital contribution to Renin to partially fund the acquisition of Colonial Elegance, while the remainder of the acquisition was funded by Renin under its amended and restated credit facility with TD Bank described in Note 11.

The consolidated net assets and results of operations of Colonial Elegance are included in the Company’s consolidated financial statements commencing on October 22, 2020 and resulted in the following impact to trade sales and income before income taxes from the acquisition date to December 31, 2020 (in thousands):

October 22, 2020
to December 31, 2020
Trade sales	$12,393
Income before income taxes	$722

Purchase Price Allocation

The Company accounted for the acquisition of Colonial Elegance using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date.

The following table summarizes the provisional purchase price allocation based on the Company’s preliminary valuation, including the fair values of the assets acquired and  liabilities assumed at the acquisition date (in thousands):

Cash	$557
Trade accounts receivable	10,278
Trade inventory	11,970
Property and equipment	819
Identifiable intangible assets (1)	19,680
Operating lease asset	2,213
Other assets	651
Total assets acquired	46,168
Accounts payable	(5,619)
Other liabilities	(3,524)
Operating lease liability	(2,213)
Total liabilities assumed	(11,356)
Fair value of identifiable net assets	34,812
Goodwill	8,277
Purchase consideration	43,089
Less: cash acquired	(557)
Less: consideration payable	(399)
Cash paid for acquisition less cash acquired	$42,133

Acquisition-related costs included in selling, general and administrative expenses	$441

(1)

Identifiable intangible assets were comprised of $3.7 million, $15.8 million and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

The provisional fair values reported in the above table were estimated by the Company using available market information and appropriate valuation methods. As considerable judgment is involved in estimates of fair value, the provisional fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

As management is still in the process of completing its valuation analysis, the Company’s accounting for the acquisition is not complete as of the date of this report. As a result, the amounts reported in the above table are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analysis and any additional information obtained during the measurement period.

The following summarizes the Company’s methodologies for estimating the provisional fair value of certain assets and liabilities associated with Colonial Elegance:

Trade Receivables

Trade receivables were recorded at fair value using the cost approach. The inputs used were trade receivable balances, allowances, charge-offs, sales discounts and volume of returned merchandise.  The cost approach was used for the valuation of trade receivables due to their short maturities.

Trade Inventories

Raw materials were fair valued using the cost approach. Raw material items replaced on a regular basis were recorded at fair value based on historical costs. Finished goods inventory was recorded at fair value by adding a gross margin based on earnings before income taxes from building product distributors to the finished goods historical cost amounts in order to estimate a reasonable profit margin for selling finished goods.

Identifiable Intangible Assets and Liabilities

The fair value of the acquired trademark was estimated using the relief-from-royalty method, a form of the income approach. Under this approach, the fair value was estimated by calculating the present value using a risk-adjusted discount rate of the expected future royalty payments that would have to be paid if the Colonial Elegance trademark was not owned.

The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method. The multi-period excess earnings method isolates the expected cash flows attributable to Colonial Elegance’s customer relationships and discounts these cash flows at a risk-adjusted discount rate.

Goodwill

The goodwill recognized in connection with the acquisition reflects the difference between the estimated fair value of the net assets acquired and the consideration paid by Renin to acquire Colonial Elegance. The goodwill recognized in the acquisition is deductible for income tax purposes.

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2020 and 2019 as if the acquisition was completed on January 1, 2019 (in thousands):

	Pro Forma		Actual
	For the Years Ended December 31,		For the Years Ended December 31,
	2020	2019	2020	2019
Trade sales	$188,146	226,033	147,210	180,319
(Loss) income from continuing operations before income taxes	$(55,619)	29,333	(57,947)	28,985
(Loss) income from continuing operations	$(45,035)	21,000	(46,703)	20,651
Net (loss) income attributable to shareholders	$(40,306)	14,086	(41,974)	13,737

The unaudited pro forma financial data for the years ended December 31, 2020 and 2019 includes estimated interest expense of $1.5 million and $2.3 million, respectively, associated with borrowings used to fund the acquisition of Colonial Elegance.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the acquisition date was January 1, 2019, nor does it purport to predict the Company’s results of operations for future periods.

4.  Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Trade receivables	$29,860	13,274
Allowance for expected credit losses	(353)	(170)
Total trade receivables	$29,507	13,104

5.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$6,191	3,048
Paper goods and packaging materials	1,322	1,327
Finished goods	24,333	18,468
Total trade inventory	$31,846	22,843

6.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Real estate held-for-sale	$9,031	11,297
Real estate held-for-investment	5,992	6,015
Real estate inventory	40,777	48,506
Total real estate	$55,800	65,818

During the year ended December 31, 2020, the Company sold various real estate assets that were classified as held-for-sale. As a result of these sales, the Company recognized total net gains on sales of real estate of $0.3 million and received aggregate net proceeds of $2.6 million.

During the year ended December 31, 2019, the Company sold various real estate assets that were classified as held-for-sale or held-for-investment, including its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida and various land parcels located in Florida, as well as RoboVault, a self-storage facility in Fort Lauderdale, Florida that was previously classified in property and equipment. As a result of these sales, the Company recognized total net gains on sales of real estate of $13.6 million and received aggregate net proceeds of $35.2 million during the year ended December 31, 2019.

Impairment Testing

As a result of the COVID-19 pandemic and the related impact on the overall market, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and concluded that, except as discussed in Note 7 in relation to certain of its investments in unconsolidated real estate joint ventures, there had not been a significant decline in the fair value of BBXRE’s real estate assets during the year ended December 31, 2020 that required the Company to recognize any material impairment losses. As part of this evaluation, the Company considered the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts. sales at BBXRE’s single-family home developments (which have returned to pre-pandemic levels), indications that there has not to date been a significant decline in sales prices for single-family homes, and appraisals of certain of its real estate held-for-sale and held-for-investment.

0

7.     Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of December 31, 2020, the Company had equity interests in unconsolidated real estate joint ventures primarily involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs.

Investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2020	Ownership(1)	2019
Altis Grand Central	$2,287%	11.07	$2,653
Altis Promenade	1,964	6.61	2,126
Altis Bonterra	—	96.73	618
Altis Ludlam Trial (2)	9,653	33.30	1,081
Altis Grand at The Preserve (Suncoast)	1,086	33.30	753
Altis Pembroke Gardens	310	0.41	1,277
Altis Boca Raton	—	0.42	1,880
Altis Wiregrass	163	2.22	1,792
Altis Little Havana	844	3.43	811
Altis Lake Willis (Vineland Pointe)	5,446	50.00	4,712
Altis Miramar East/West	2,818	5.00	2,631
The Altman Companies (3)	15,222	50.00	14,745
ABBX Guaranty	3,750	50.00	3,750
Bayview	1,563	50.00	1,562
PGA Design Center	—	40.00	996
Marbella	6,971	70.00	5,999
Chapel Trail	153	46.75	1,126
L03/212 Partners	2,462	3.41	2,087
PGA Lender	—	45.88	2,111
Sky Cove	3,287	26.25	4,178
Other	31		442
Total	$58,010		$57,330

(1)

The Company’s ownership percentage in each real estate joint venture represents the Company’s percentage of the contributed capital in each venture. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

(2)	Ownership percentage represents the Company's ownership of the managing member of the joint venture and excludes its preferred interest accounted for as a loan receivable from the joint venture.
(3)

The investment in The Altman Companies, LLC includes $2.3 million of transaction costs that were incurred in connection with the formation of the joint venture. See additional information below in this Note 7 regarding the Company’s acquisition of its interest in the Altman Companies, LLC.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that its real estate joint ventures are VIEs in which the Company is not the primary beneficiary, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusion that it is not the primary beneficiary of these entities is primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In certain joint ventures, the Company is not the operating manager and has limited protective rights under the operating agreements, while in other joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising power over such entities.

The Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $60.5 million as of December 31, 2020.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $4.1 million and $9.2 million as of December 31, 2020 and 2019, respectively, which includes (i) $4.8 million and $8.5 million associated with the Company’s investment in the Altman Companies and certain multifamily apartment developments which were acquired for cash consideration based on their estimated fair values as of the acquisition date, as described below, and (ii) $1.5 million and $0.7 million associated with the capitalization of interest on real estate development projects, partially offset by (iii) $2.2 million of impairments as of December 31, 2020, as described below.

Equity in Net Earnings of Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2020, 2019, and 2018, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $0.5 million, $37.9 million, and $14.2 million, respectively.

Equity earnings for the year ended December 31, 2020 includes $1.1 million and $0.8 million in equity earnings from the Altis Boca Raton and Altis Wiregrass joint ventures, respectively, which includes the Company’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities. Equity earnings for the year ended December 31, 2019 includes $29.2 million and $5.0 million in equity earnings from the Altis Bonterra and the Altis Lakeline joint ventures, respectively, which includes the Company’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities. Equity earnings for the year ended December 31, 2018 includes $9.3 million in equity earnings from the Addison on Millenia joint venture, which includes the Company’s share of the gain recognized by the venture upon the sale of its multifamily apartment community.

Altis Ludlam Trail Joint Venture

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis Ludlam Trail joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture are required to be paid to BBXRE on account of its preferred equity interest until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members, including the managing member in which BBXRE holds an interest. Further, BBXRE’s preferred interest is required to be redeemed by the joint venture for a cash amount equal to its preferred return and initial investment in December 2023, although the joint venture has the option to extend the redemption for three one-year periods, subject to certain conditions. As BBXRE’s preferred membership interest in the joint venture is mandatorily redeemable, the Company is accounting for its preferred interest in the joint venture as a loan receivable from the Altis Ludlam Trail joint venture, while the Company’s remaining investment in the managing member of the joint venture is being accounted for under the equity method of accounting.

The Altman Companies, LLC

In November 2018, BBXRE acquired a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman (“Mr. Altman”) engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies owns 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction and generates revenues from the performance of development, general contractor, leasing, and property management services to joint ventures that are formed to invest in development projects originated by the Altman Companies. In addition, BBXRE and Mr. Altman invest in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Mr. Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, and Mr. Altman can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Mr. Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

Under the terms of the operating agreement of the Altman Companies, the venture is being jointly managed by BBXRE and Mr. Altman until the Company’s acquisition of the additional 40% equity interest from Mr. Altman, with the partners sharing decision making authority for all significant operating and financing decisions. To the extent that the parties cannot reach consensus on a matter, the operating agreement generally provides that a third party will resolve such matter; however, for certain decisions, the operating agreement provides that the venture cannot proceed with such matters without approval from both parties.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. As of December 31, 2020, four of these seven joint ventures had sold their respective multifamily apartment communities. In addition, BBXRE and Mr. Altman have each contributed $3.8 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Impairment Testing

As described in Note 2, the Company evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair values of the investments may be below the carrying values. When a decline in the fair value of an investment is determined to be other-than-temporary, an impairment loss is recorded to reduce the carrying amount of the investment to its fair value. The Company’s determination of whether an other-than-temporary impairment has occurred requires significant judgment in which the Company evaluates, among other factors, the fair value of an investment, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance and expected future operating and financing cash flows.

As a result of the COVID-19 pandemic and the related impact on the overall market, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets, including its investments in unconsolidated real estate joint ventures, during the year ended December 31, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which have returned to pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, during the year ended December 31, 2020, the Company recognized $2.2 million of impairment losses related to a decline in the estimated fair values of certain of BBXRE’s investments in unconsolidated real estate joint ventures, including (i) a joint venture that is developing an office tower, as the market for commercial office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and (ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been adversely impacted by the COVID-19 pandemic. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. The Company did not record any impairment charges related to its equity method investments during the years ended December 31, 2019 and 2018.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to The Altman Companies joint venture (in thousands):

	December 31,
	2020	2019
Assets
Cash	$3,100	1,634
Properties and equipment	363	315
Investment in unconsolidated subsidiaries	7,382	6,353
Goodwill	16,683	16,683
Due from related parties	2,306	2,954
Other assets	3,443	209
Total assets	$33,277	28,148
Liabilities and Equity
Other liabilities	$6,408	2,719
Total liabilities	6,408	2,719
Total equity	26,869	25,429
Total liabilities and equity	$33,277	28,148

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$8,700	7,242	362
Other expenses	(10,670)	(9,493)	(652)
Operating loss	(1,970)	(2,251)	(290)
Equity in earnings (losses) from unconsolidated investment in Altman Glenewinkel Construction, LLC	1,737	(913)	113
Net loss	(233)	(3,164)	(177)
Equity in net (loss) earnings of unconsolidated real estate joint venture - The Altman Companies	$(117)	(1,582)	(88)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Bonterra joint venture (in thousands):

	December 31,
	2020	2019
Assets
Cash	$—	855
Restricted cash	—	559
Real estate	—	—
Other assets	—	—
Total assets	$—	1,414
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	751
Total liabilities	—	751
Total equity	—	663
Total liabilities and equity	$—	1,414

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$—	$4,498	6,510
Gain on sale of real estate	—	33,843	—
Other expenses	—	(4,480)	(5,937)
Net earnings	$—	$33,861	573
Equity in net earnings of unconsolidated real estate joint venture - Altis Bonterra	$—	$29,221	544

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Lakeline joint venture (in thousands):

	December 31,
	2020	2019
Assets
Cash	$—	$628
Restricted cash	—	5
Real estate	—	—
Other assets	—	144
Total assets	$—	$777
Liabilities and Equity
Notes payable	$—	$—
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	777
Total liabilities and equity	$—	$777

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$—	$1,458	5,842
Gain on sale of real estate	—	17,178	—
Other expenses	—	(1,801)	(6,746)
Net earnings (loss)	$—	$16,835	(904)
Equity in net (loss) earnings of unconsolidated real estate joint venture - Altis Lakeline	$—	$5,029	(312)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Chapel Trail joint venture (in thousands):

	December 31,
	2020	2019
Assets
Cash	$—	1,725
Real estate	—	2,134
Other assets	—	6
Total assets	$—	3,865
Liabilities and Equity
Notes payable	$—	184
Other liabilities	—	357
Total liabilities	—	541
Total equity	—	3,324
Total liabilities and equity	$—	3,865

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$—	44,988	—
Costs of sales	—	(35,575)	—
Other expenses	—	(2,341)	(1,388)
Net earnings (loss)	—	7,072	(1,388)
Equity in net earnings of unconsolidated real estate joint venture - Chapel Trail	$—	3,306	(649)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Shingle Creek joint venture (in thousands):

December 31,
	2020	2019
Assets
Cash	$—	—
Real estate	—	—
Other assets	—	—
Total assets	$—	—
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	—
Total liabilities and equity	$—	—

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$—	—	1,704
Gain on sale of real estate	—	—	22,027
Other expenses	—	—	(2,156)
Net earnings	$—	—	21,575
Equity in net earnings of unconsolidated real estate joint venture - Altis Shingle Creek	$—	—	3,401

8.    Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Land, building and building improvements	$2,271	2,258
Leasehold improvements	5,554	35,768
Office equipment, furniture, fixtures and software	14,421	11,941
Transportation	515	379
	22,761	50,346
Accumulated depreciation	(14,958)	(20,510)
Property and equipment, net	$7,803	29,836

During the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $5.1 million,  $6.4 million, and $7.5 million, respectively, of depreciation expense from continuing operations related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s statements of operations and comprehensive income.

As described in Note 2, the Company tests its long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. During the year ended December 31, 2020, the Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its property and equipment may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. In such circumstances, the Company compared its estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts were in excess of the related undiscounted cash flows, the Company estimated the fair values of the applicable assets or asset groups and recognized impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values.

As a result of the Company’s testing of its property and equipment for impairment, the Company recognized impairment losses of $1.3 million during the year ended December 31, 2020 related primarily to leasehold improvements associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets. The Company did not record any impairment losses from continuing operations related to property and equipment during the years ended December 31, 2019 and 2018.

9.    Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of period	$37,248	37,248	39,482
Acquisitions	8,277	—	1,727
Deconsolidation of IT'SUGAR	(14,864)	—	—
Impairment losses	(22,384)	—	(3,961)
Balance, end of period	$8,277	37,248	37,248

The Company recognized $8.3 million of goodwill in connection with the acquisition of Colonial Elegance during the year ended December 31, 2020 and $1.7 million of goodwill in connection with the acquisition of an operating business through a loan foreclosure during the year ended December 31, 2018. The goodwill associated with the Colonial Elegance acquisition is included in the Renin category for segment reporting.

Impairment Testing

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the year ended December 31, 2020, the Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $20.3 million associated with the IT’SUGAR reporting unit and $2.1 million associated with certain of its other reporting units. The Company primarily utilized a discounted cash flow methodology to estimate the fair values of these reporting units and used the relevant market approaches to support the reasonableness of its estimated fair values under the income approach. Further, on September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized the remaining IT’SUGAR goodwill balance of approximately $14.9 million as of that date.

The decline in the estimated fair values of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses. In particular, the decline in the estimated fair value of IT’SUGAR during the year ended December 31, 2020 reflected the impact on the Company’s estimated future cash flows of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020, including the liabilities incurred by IT’SUGAR during the shutdown, and considered scenarios in which IT’SUGAR’s business and sales volumes would stabilize following the phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020.

The Company’s assessment of IT’SUGAR’s assets for impairment, as well as its estimate of the fair value of its investment in IT’SUGAR in connection with the deconsolidation of IT’SUGAR, as further described in Note 23, required the Company to make estimates based on facts and circumstances as of each reporting date and assumptions about current and future economic and market conditions. These assumptions included the stabilization of IT’SUGAR following the phased reopening of its retail locations in 2020 and its ability to access and operate in its retail locations in spite of ongoing negotiations with the landlords of these locations related to unpaid rents. Further, the Company’s estimated fair value of its investment in IT’SUGAR at the time of its filing of the Chapter 11 Bankruptcy Cases included assumptions related to relief of pre-petition obligations and improved occupancy costs as a result of renegotiated lease agreements for its retail locations. In addition, the Company’s estimates assumed that there would not be a material permanent decline in the demand for IT’SUGAR’s products and that IT’SUGAR will ultimately in the future return to its full operations and implement its long-term strategy to reinvest in and grow its business. However, as it is difficult to predict (i) the severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, which are uncertain and rapidly changing and may involve the re-implementation of government mandated closures or operating restrictions, and (ii) the ultimate outcome of IT’SUGAR’s Bankruptcy Cases, these estimates and assumptions may change over time, which may result in the recognition of additional impairment losses related to the Company’s investment in IT’SUGAR that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, IT’SUGAR’s Bankruptcy Cases being converted to Chapter 7 bankruptcy cases, IT’SUGAR not obtaining expected relief during the reorganization, a material permanent decline in demand for IT’SUGAR’s products, IT’SUGAR abandoning its long-term strategy to reinvest and grow its business as a result of changes in consumer demand, and significant additional closures following the initial reopening of locations as a result of additional outbreaks of COVID-19.

During the year ended December 31, 2019, the Company determined that its goodwill was not impaired. During the year ended December 31, 2018, the Company determined that the fair values of certain of BBX Sweet Holdings’ reporting units were below their respective carrying values as of the applicable testing dates and recognized goodwill impairment losses of $4.0 million. The decline in the fair values of these reporting units and the related recognition of goodwill impairment losses during the year ended December 31, 2018 primarily resulted from ongoing losses in these operations and various strategic initiatives related to such businesses, including the consolidation of manufacturing facilities, a reduction in corporate personnel and infrastructure, and the elimination of various unprofitable brands.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
	2020	2019
Trademarks	$7,747	8,522
Customer relationships	15,877	70
Other	384	306
	24,008	8,898
Accumulated amortization	(1,588)	(2,227)
Total intangible assets	$22,420	6,671

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.

On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized $3.2 million of intangible assets related to IT’SUGAR, including the intangible asset related to its trademark.

Amortization Expense

During the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $0.7 million, $0.6 million and $0.5 million, respectively, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2020 (in thousands):

Years Ending December 31,	Total
2021	$1,768
2022	1,768
2023	1,768
2024	1,768
2025	1,750

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including amortizable intangible assets and asset groups that include amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or assets groups may not be recoverable. Due to effects of the COVID-19 pandemic during 2020 and the ongoing losses associated with certain of BBX Sweet Holdings’ businesses in the confectionery industry and strategic initiatives related to such businesses, the Company tested certain asset groups associated with these businesses for recoverability during the years ended December 31, 2020, 2019 and 2018, and determined that the estimated undiscounted future cash flows exceeded the carrying amounts of the asset groups. Accordingly, the Company did not recognize any impairment losses associated with its intangible assets during the years ended December 31, 2020, 2019 and 2018.

10.    Leases

BBX Capital and its subsidiaries are lessees under various operating leases for retail stores, office space, equipment, and vehicles. Many of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to seven years, and the exercise of such renewal options is generally at the Company’s discretion. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the leased location over contractually specified levels, and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s statement of financial condition. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its right-of-use assets and lease liabilities as it is not reasonably certain that such options will be exercised. The table below sets forth information regarding the Company’s lease agreements which had an initial term of greater than 12 months (dollars in thousands):

	As of	As of
	December 31, 2020	December 31, 2019 (2)
Operating lease assets	$13,488	$87,082
Operating lease liabilities	$14,141	$99,568
Weighted average remaining lease term (years)	7.0	6.6
Weighted average discount rate (1)	5.36%	5.26%

(1)

As most of the Company’s lease agreements do not provide an implicit rate, the Company estimates incremental secured borrowing rates corresponding to the maturities of its lease agreements to determine the present value of future lease payments. To estimate incremental borrowing rates applicable to BBX Capital and its subsidiaries, the Company considers various factors, including the rates applicable to its recently issued debt and credit facilities and prevailing financial market conditions. The Company used the incremental borrowing rates applicable to BBX Capital and its subsidiaries on January 1, 2019 for operating leases that commenced prior to that date.

(2)

Includes IT’SUGAR’s operating leases. On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized its operating lease assets and liabilities.

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations (in thousands):

	For the Years Ended
	December 31, 2020	December 31, 2019
Fixed lease costs	$14,111	$19,944
Short-term lease costs	283	121
Variable lease costs	3,584	5,763
Total operating lease costs	$17,978	$25,828

Included in the Company’s statement of cash flows under operating activities for the years ended December 31, 2020 and 2019 was $7.6 million and $18.7 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2020 and 2019, the Company obtained $4.7 million and $22.9 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Years Ending December 31,
2021	$3,113
2022	2,511
2023	2,082
2024	2,054
2025	1,940
After 2025	5,356
Total lease payments	17,056
Less: interest	2,915
Present value of lease liabilities	$14,141

The above operating lease payments exclude $10.8 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.

During the year ended December 31, 2018, the Company recognized rent expenses under its lease agreements of $22.4 million,  which is included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations.

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including right-of-use assets and asset groups that include right-of-use assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. During the year ended December 31, 2020, the Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its asset groups that include right-of-use assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. In such circumstances, the Company compared its estimated undiscounted cash flows expected to result from the use of such asset groups with their respective carrying amounts, and to the extent that such carrying amounts were in excess of the related undiscounted cash flows, the Company estimated the fair values of the applicable asset groups and recognized impairment losses based on the excess of the carrying amounts of such asset groups over their estimated fair values. In certain circumstances, the Company estimated the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss should be allocated to such assets.

As a result of the Company’s testing of certain of its right-of-use assets for impairment, the Company recognized impairment losses of $4.1 million during the year ended December 31, 2020 related primarily to right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related asset groups. The Company did not record any impairment losses from continuing operations related to right-of-use assets during the year ended December 31, 2019.

11.     Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2020			December 31, 2019
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$27,565	4.25-6.00%	$42,230	$29,287	4.25-6.00%	$49,352
TD Bank Term Loan and Line of Credit	45,573	3.30%	(1)	6,826	5.00%	(1)
Banc of America Leasing & Capital Equipment Note	—	—	—	355	4.75%	(2)
Bank of America Revolving Line of Credit	—	—	—	2,000	3.24%	—
Unsecured Note (3)	—	—	—	3,400	6.00%	—
Centennial Bank Note (4)	1,428	5.25%	1,840	1,469	5.25%	1,892
Other	43	4.22%	—	223	15.00%	—
Unamortized debt issuance costs	(1,126)			(824)
Total notes payable and other borrowings	$73,483			$42,736

(1)	The collateral is a blanket lien on Renin’s assets.
(2)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(3)	BBX Capital was guarantor on the note prior to BBXRE’s repayment of the note in December 2019.
(4)	BBX Capital is guarantor of the note.

Community Development District Obligations  – A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a board of supervisors representing the landowners within the CDD. In connection with BBXRE’s development of the Beacon Lakes Community, The Meadow View at Twin Creeks CDD (the “Beacon Lakes CDD”) was formed by St. Johns County, Florida to use bond financing to fund the construction of infrastructure improvements at the Beacon Lakes Community. The Beacon Lakes CDD issues bonds periodically to fund ongoing construction of the Beacon Lakes Community, and in May 2020, February 2019, November 2018, and November 2016, the Beacon Lakes CDD issued bonds in the amount of $8.6 million, $8.1 million, $16.5 million, and $21.4 million, respectively.

The obligation to pay principal and interest on the bonds issued by the Beacon Lakes CDD is assigned to each parcel within the CDD, and the Beacon Lakes CDD has a lien on each parcel. If the owner of the parcel does not pay this obligation, the Beacon Lakes CDD can foreclose on the lien. The CDD bond obligations, including interest and the associated lien on the property, are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited. The assessments to be levied by the CDD are fixed or determinable amounts.

The CDD bond obligations outstanding as of December 31, 2020 have fixed interest rates ranging from 4.25% to 6.00% and mature at various times during the years 2026 through 2051. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property, which is included in real estate in the Company’s consolidated statement of financial condition and had a carrying amount of $40.8 million as of December 31, 2020. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon the repayment  of the obligation by the Company. Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2020 and 2019 was $1.4 million and $0.8 million, respectively, of construction funds receivable from the issuance of CDD bond obligations that the Company does not have the right of setoff on its CDD bond obligations. Construction funds receivable associated with the CDD bond obligations are reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Operating Loan – Since May 2017, Renin has maintained a credit facility with TD Bank, and in October 2020, Renin amended and restated the facility in connection with the acquisition of Colonial Elegance.

Under the terms and conditions of the previous credit facility, TD Bank provided loans under a revolving operating loan for up to approximately $16.3 million based on available collateral, as defined in the facility, and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants. Through February 2020, the credit facility also provided for term loans for up to $1.7 million. However, in February 2020, the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio, and in connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loans with borrowings from the revolving operating loan. In July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022.

In October 2020, the credit facility with TD Bank was amended and restated to include a $30.0 million term loan, increase the availability under the revolving operating loan to $20 million, and extend the maturity of the facility to October 2025. Renin utilized $30.0 million of proceeds under the term loan and approximately $8.0 million of proceeds under the revolving operating loan in connection with the acquisition of Colonial Elegance. The amount outstanding on the revolving operating loan was $15.6 million as of December 31, 2020.

Amounts outstanding under the term loan and revolving operating loan bear interest at (i) the Canadian Prime Rate plus a spread between 1.375% to 1.875% per annum, (ii) the United States Base Rate plus a spread between 1.00% to 1.50% per annum, or (iii) LIBOR or Canadian Bankers Acceptance Rate, in each case plus a spread between 2.875% to 3.375% per annum, with the spreads applicable to each rate depending on Renin’s total leverage. In addition to ongoing payments of interest under the term loan and revolving operating loan, the term loan requires quarterly payments of principal based on a stated percentage of the original principal amount of $30.0 million, with approximately 37.5% of the original principal amount due at maturity in October 2025.

Pursuant to the terms and conditions of the amended and restated credit facility, Renin is required to comply with certain financial covenants, including a maximum total leverage ratio and a minimum total fixed charge coverage ratio determined quarterly. The credit facility also contains other affirmative and negative covenants believed to be customary, including those that may, among other things, limit Renin’s ability to make distributions to the Company and engage in certain transactions, including asset acquisitions or dispositions, mergers, consolidations, and similar transactions.

Renin has guaranteed the obligations of the borrowers under the credit facility, and the facility is collateralized by all of Renin’s assets. In addition, the Company entered into a Pledge Agreement pursuant to which it pledged all of its membership interests in Renin as security for the borrower’s obligations under the amended and restated credit facility.

As of December 31, 2020, there was $4.4 million available to Renin under the TD Bank revolving line of credit, subject to available collateral and the terms of the facility, and Renin was in compliance with all financial debt covenants under the credit facility.  However, the effects of the COVID-19 pandemic on Renin’s operations could impact its ability to remain in compliance with the financial covenants and the extent of availability under its credit facility with TD Bank in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Banc of America Leasing & Capital Equipment Note  – In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The agreement contains customary representations and covenants. Each equipment note constitutes a separate, distinct, and independent financing of equipment, is secured by a security interest in the purchased equipment, and is an unconditional contractual obligation of IT’SUGAR. As of December 31, 2020, there was one equipment note outstanding with a balance of $0.2 million. The equipment note bears interest at a fixed rate of 4.75% per annum and is payable in 36 consecutive monthly principal and interest installments of $18,516 with a maturity date of September 2021. The equipment note is subject to a prepayment charge equal to one percent of the amount prepaid multiplied by the number of years or fraction thereof for the then remaining equipment note term.

Bank of America Revolving Line of Credit  – In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral, as defined by the credit facility, and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility was available through August 2021, and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only are payable monthly.

In May 2020, a wholly-owned subsidiary of BBXRE purchased IT’SUGAR’s revolving line of credit and equipment note facility from the respective lenders for the outstanding principal balance of the loans plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. As the Company paid the respective third party lenders and was relieved of its obligations to such lenders under the respective debt arrangements, the Company derecognized the liabilities in its consolidated financial statements in connection with the purchase of the loans by the wholly-owned subsidiary of BBXRE. However, as described in Note 23, as a result of IT’SUGAR filing the Bankruptcy Cases and the Company deconsolidating IT’SUGAR, the loans held by the subsidiary of BBXRE are no longer eliminated in consolidation and are included in investment in and advances to IT’SUGAR in the Company’s statements of financial condition as of December 31, 2020.

Unsecured Note – In October 2017, a wholly-owned subsidiary of BBXRE issued a $3.4 million unsecured note to the seller of real estate to the Chapel Trail joint venture, in which the subsidiary has a 46.75% equity interest. The issuance of the unsecured note was part of the subsidiary’s initial capital contribution to the venture. The note was not secured by the Company’s equity interest in the joint venture or the venture’s underlying property, and BBX Capital guaranteed the repayment of the unsecured note. The unsecured note accrued interest at a fixed rate of 6.0% per annum, with monthly interest only payments, and was scheduled to mature in October 2022. In February 2020, the Company repaid the outstanding balance of the unsecured note.

Centennial Bank Note – In October 2014, Hoffman’s Chocolates issued a $1.7 million note payable to Centennial Bank. The note is secured by land and buildings owned by Hoffman’s Chocolates, and BBX Capital and BBX Sweet Holdings have guaranteed the repayment of the note. The note requires monthly principal and interest payments based upon a 25 year amortization schedule and matures in October 2024.

Scheduled Minimum Principal Payments on Notes Payable and Other Borrowings

The table below sets forth the contractual minimum principal payments of the Company’s notes payable and other borrowings during each of the five years subsequent to December 31, 2020 and thereafter (in thousands):

Notes Payable and Other Borrowings
2021	$2,643
2022	3,490
2023	4,275
2024	6,468
2025	32,643
Thereafter	25,090
74,609
Unamortized debt issuance costs	(1,126)
Total Debt	$73,483

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon the sale of real estate assets or other assets that serve as collateral on certain debt.

Debt Compliance

As of December 31, 2020, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments.

12.    Income Taxes

The Company’s United States and foreign components of (loss) income from continuing operations before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
U.S.	$(59,096)	29,638	(2,170)
Foreign	849	(653)	(852)
Total	$(58,247)	28,985	(3,022)

The Company’s (benefit) provision for income taxes from continuing operations consisted of the following (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(5,895)	4,163	914
State	(599)	1,738	536
	(6,494)	5,901	1,450
Deferred:
Federal	(3,800)	2,665	1,471
State	(937)	(232)	(56)
	(4,737)	2,433	1,415
(Benefit) provision for income taxes	$(11,231)	8,334	2,865

The table below sets forth a reconciliation of the difference between the (benefit) provision for income taxes and the amount that results from applying the federal statutory tax rate of 21% to (loss) income from continuing operations before income taxes (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Income tax (benefit) provision at expected federal income tax rate (1)	$(12,232)	6,087	(635)
Increase (decrease) resulting from:
(Benefit) provision for state taxes, net of federal effect	(1,219)	1,156	343
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	854	62	83
Nondeductible goodwill	437	—	832
Nondeductible executive compensation	773	1,119	1,205
(Decrease) increase in valuation allowance	(142)	(153)	226
Other – net	298	63	811
(Benefit) provision for income taxes	$(11,231)	8,334	2,865

(1)	Expected tax is computed based upon (loss) income from continuing operations before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	As of December 31,
	2020	2019
Deferred federal and state tax assets:
Net operating loss carryforwards	$7,275	6,714
Book reserves for credit losses, inventory, real estate and property and equipment	1,324	1,407
Expensed recognized for books and deferred for tax	1,860	3,439
Investment in IT'SUGAR, LLC	3,510	—
Intangible assets	226	—
Other assets	835	49
Total gross federal and state deferred tax assets	15,030	11,609
Less deferred tax asset valuation allowance	(6,772)	(6,914)
Total deferred tax assets	8,258	4,695
Deferred federal and state tax liabilities:
Tax over book depreciation	(456)	(245)
Intangible assets	—	(592)
Other liabilities	(378)	(578)
Total gross deferred federal and state tax liabilities	(834)	(1,415)
Net federal and state deferred tax assets	$7,424	3,280

The Company’s income tax provision (benefit) and current and deferred income taxes were calculated on a separate return basis through September 30, 2020, the date of the spin-off from BVH. The Company became a tax filer when it converted from a Florida limited liability company into a Florida corporation as of September 29, 2020.

The Company’s effective income tax rate from continuing operations was approximately 19%,  29% and (96%) during the years ended December 31, 2020, 2019, and 2018, respectively. The provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of nondeductible executive compensation and state income taxes, as well as the impact of a nondeductible goodwill impairment loss recognized during the years ended December 31, 2020 and 2018.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation a deferred tax valuation allowance was established for $5.8 million of federal and state net operating loss carryforwards (“NOL”) and $1.0 million of Canadian NOL and other temporary differences as of December 31, 2020.

As of December 31, 2020, the Company had federal NOL carryforwards of $3.4 million that do not expire and can only reduce annual taxable income by 80%. The Company also had federal and Florida NOL carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income. As such, a full valuation allowance has been established for these carryforwards. The Company’s Canadian operations have had cumulative taxable losses in recent years, and as a result, a full valuation allowance has been applied to the NOL carryforwards as of December 31, 2020 and 2019. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future. Federal and Florida NOLs subject to SRLY limitations expire in the years 2026-2034 and the Canadian NOLs expire in the years 2033-2040.

The Company recognizes liabilities for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2020.

The Company was previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH. Under this tax sharing agreement, the parties calculated their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes were used by another party to the agreement to offset its tax liability, the party providing the benefit would receive an amount for the tax benefits realized. However, this tax sharing agreement was terminated with respect to the Company upon the consummation of the spin-off. During the years ended December 31, 2020 and 2019, Renin paid BVH $0.3 million and $1.0 million in accordance with this tax sharing agreement. As of December 31, 2020, no amounts were due to BVH pursuant to the tax sharing agreement, while as of December 31, 2019, $2.8 million was due to BVH pursuant to the agreement.

13.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Trade sales - wholesale	$106,508	80,197	82,800
Trade sales - retail	40,702	100,122	92,699
Sales of real estate inventory	20,363	5,049	21,771
Revenue from customers	167,573	185,368	197,270
Interest income	2,399	811	2,338
Net gains on sales of real estate assets	255	13,616	4,563
Other revenue	3,002	3,929	4,394
Total revenues	$173,229	203,724	208,565

14.    Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

Adverse judgements and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or reasonable range of loss. Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claim.

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2020.

Renin Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believes that the supplier is liable to Renin for damages related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and has notified the supplier that it is exercising a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million in order to recover its damages. However, the supplier is disputing that it is liable for the additional shipping costs and has demanded that Renin pay any outstanding amounts due to it.

As the supplier is disputing that it is liable to Renin for damages and there is no assurance regarding the ultimate resolution of the matter and whether Renin’s assertion that it is entitled to damages will be sustained, Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statements of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and will be amortized over the period in which the Company expects to benefit from their use.

As of December 31, 2020, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, Renin may be unable to comply with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Other Commitments, Contingencies, and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•	BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise real estate joint venture, which had an outstanding balance of $5.0 million as of December 31, 2020.
•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 11 for additional information regarding these obligations.

15.    Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The sponsorship of three of the BBX Capital Corporation Employee Retirement Plans under Internal Revenue Code Section 401(k) was transferred to the Company on September 30, 2020 in connection with the spin-off. Although there are variations in the eligibility requirements under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2020, an eligible employee under the plans is entitled to contribute up to $19,500, while an eligible employee over 50 years of age was entitled to contribute up to $26,000. The Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vest immediately. For the three months ended December 31, 2020, the Company recorded expenses of approximately $87,000 for contributions to its 401(k) plans. Prior to September 30, 2020, the expenses for 401(k) contributions were allocated to the Company on a pro-rata basis based on the combined revenues and equity in earnings of unconsolidated joint ventures of BVH and its subsidiaries.

16.    Common Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize BBX Capital to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of BBX Capital’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 81% and 19%, respectively, at December 31, 2020.

Rights Agreement

On September 25, 2020, BBX Capital adopted a rights agreement (the “Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock without the prior approval of the board of directors.

Share Repurchase Program

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. There were no purchases of Class A Common Stock or Class B Common Stock under this program as of December 31, 2020.

17.    Noncontrolling Interests and Redeemable Noncontrolling Interest

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2019 of $4.0 million is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control. As a result of IT’SUGAR filing the Bankruptcy Cases and the related deconsolidation of IT’SUGAR by the Company, the Company derecognized the redeemable noncontrolling interest in IT’SUGAR. See Note 23 for additional discussion.

The noncontrolling interests included in the Company’s consolidated statements of financial condition as of December 31, 2020 and 2019 of $0.1 million and $1.0 million are comprised of noncontrolling equity interests in a restaurant the Company acquired through foreclosure. In October 2020, the Company acquired an additional 28% equity interest in the restaurant, which decreased the noncontrolling interests from 47% at December 31, 2019 to 19% as of December 31, 2020.

18.    Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Basic and diluted (loss) earnings per common share
Numerator:
Net (loss) income from continuing operations	$(47,016)	20,651	(5,887)
Less: Net loss attributable to noncontrolling interests from continuing operations	(4,803)	(224)	(266)
Net (loss) income from continuing operations available to shareholders	(42,213)	20,875	(5,621)

Loss from discontinued operations	(74)	(7,138)	(3,580)
Net (loss) income available to shareholders	$(42,287)	13,737	(9,201)

Denominator:
Weighted average number of common share outstanding	19,318	19,318	19,318

Basic and diluted (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(2.19)	1.08	(0.29)
(Loss) per share from discontinued operations	—	(0.37)	(0.19)
Basic and diluted (loss) earnings per common share:	$(2.19)	0.71	(0.48)

For periods prior to the spin-off on September 30, 2020, the weighted average shares outstanding was based on the number of shares issued in connection with the spin-off, while for periods subsequent to spin-off, the weighted average shares outstanding is based on the actual weighted average number of shares outstanding.

19.    Fair Value Measurement

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

The accounting guidance for fair value measurements defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The input fair value hierarchy is summarized below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3: Unobservable inputs for the asset or liability

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2020 and 2019.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,037	90,037	90,037	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	78,218	—	—	78,218
Financial liabilities:
Notes payable and other borrowings	73,483	77,500	—	—	77,500

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$20,723	20,723	20,723	—	—
Restricted cash	529	529	529	—	—
Financial liabilities:
Notes payable and other borrowings	42,736	45,669	—	—	45,669

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, the fair values of the majority of the Company’s financial instruments have been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues in which the outcome is unknown, and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

The amounts reported in the consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The estimated fair value of the Company’s note receivable from BVH was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate.

The fair values of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above, were measured using the market approach with Level 3 inputs obtained based on estimated market prices of similar financial instruments.

The fair values of the Company’s notes payable and other borrowings (other than Community Development Bonds above) were measured using the income approach with Level 3 inputs by discounting the forecasted cash outflows associated with the debt using estimated market discount rates.

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

20.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 79% of BBX Capital’s total voting power. Mr. Alan B. Levan serves as the Chairman, Chief Executive Officer, and President of BVH and Bluegreen, Mr. Abdo serves as Vice Chairman of BVH and Bluegreen, Mr. Jarett Levan serves as a director of BVH and Bluegreen and Mr. Wise serves as a director of Bluegreen.

Included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss or income was $1.3 million,  $0.6 million, and $1.0 million during the years ended December 31, 2020, 2019 and 2018, respectively, for management advisory and employer provided medical insurance provided by BVH to the Company. Also included in selling, general and administrative expenses during the year ended December 31, 2020 was $0.3 million of rent for office space provided by BVH to the Company.  The Company reimbursed BVH the actual cost of providing the services.

The Company also received $0.2 million for providing management services to The Altman Companies and received $0.2 million for providing administrative services to Bluegreen during the year ended December 31, 2020.

Included in other revenues in the Company’s consolidated statements of operations and comprehensive loss or income was $0.7 million, $0.8 million, and $1.0 million for providing risk management consulting services to Bluegreen for the years ended December 31, 2020, 2019 and 2018, respectively.

Prior to the spin-off of BBX Capital on September 30, 2020, expenses related to certain support functions paid for by BVH, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized managed employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of BVH and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss or income for the years ended December 31, 2020, 2019 and 2018 were $12.7 million, $21.0 million, and $21.2 million, respectively. The allocated support function costs were recognized as contributed capital in the Company’s consolidated statements of financial condition for the years ended December 31, 2020, 2019 and 2018.

Upon the consummation of the spin-off, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition.  The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, BVH or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty (30) days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated.

The Tax Matters Agreement generally sets out the respective rights, responsibilities, and obligations of BVH and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, BVH will generally be liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital shall be liable) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital will be responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of BVH arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with the spin-off).  BBX Capital will bear liability for any transfer taxes incurred in the spin-off.  Each of BVH and BBX Capital will indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses.

The Employee Matters Agreement sets out the respective rights, responsibilities, and obligations of BVH and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries will generally assume or retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto.

The Company was also previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH and Bluegreen that was terminated in connection with the spin-off. See Note 12 for further discussion.

As further described in Note 1, in connection with the spin-off, BVH also issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis.

During the three months ended December 31, 2020, the Company paid Abdo Companies, Inc. approximately $38,000 for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The components of net transfers from/to BVH in the consolidated statements of changes in equity consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2020	2019	2018
Cash pooling	$81,581	(85,246)	(14,222)
Corporate overhead allocations	12,694	21,037	21,198
Asset transfers	75,320	302	660
Income taxes	(1,685)	(1,460)	(21)
Net transfers from (to) BVH	$167,910	(65,367)	7,615

21.    Segment Reporting

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

The information provided for segment reporting is obtained from internal reports utilized by the Company’s CODM, and the presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

The Company’s three reportable segments are its principal investments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s reportable segments.

In the segment information for the years ended December 31, 2020, 2019, and 2018, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	49,155	93,036	5,019	—	147,210
Sales of real estate inventory	20,363	—	—	—	—	20,363
Interest income	1,240	29	—	1	1,129	2,399
Net gains on sales of real estate assets	255	—	—	—	—	255
Other revenue	1,454	281	—	1,461	(194)	3,002
Total revenues	23,312	49,465	93,036	6,481	935	173,229
Costs and expenses:
Cost of trade sales	—	41,482	83,563	1,107	—	126,152
Cost of real estate inventory sold	13,171	—	—	—	—	13,171
Interest expense	—	193	615	10	(581)	237
Recoveries from loan losses, net	(8,876)	—	—	—	—	(8,876)
Impairment losses	2,742	25,303	—	2,727	—	30,772
Selling, general and administrative expenses	6,758	26,855	11,735	5,560	15,849	66,757
Total costs and expenses	13,795	93,833	95,913	9,404	15,268	228,213
Operating profits (losses)	9,517	(44,368)	(2,877)	(2,923)	(14,333)	(54,984)
Equity in net earnings of unconsolidated real estate joint ventures	465	—	—	—	—	465
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income (expense)	6	221	(3)	8	58	290
Foreign exchange loss	—	—	(692)	—	—	(692)
Income (loss) before income taxes	$9,988	(47,473)	(3,572)	(2,915)	(14,275)	(58,247)
Total assets	$165,732	28,668	104,654	7,096	141,506	447,656
Expenditures for property and equipment	$—	3,155	2,118	72	—	5,345
Depreciation and amortization	$—	4,244	1,380	106	104	5,834
Debt accretion and amortization	$287	168	243	—	—	698
Cash and cash equivalents	$31,133	1,163	2,438	1,539	53,764	90,037
Equity method investments	$58,010	—	—	—	—	58,010
Goodwill	$—	—	8,277	—	—	8,277
Notes payable and other borrowings	$26,762	1,417	45,261	43	—	73,483

(1)	The above segment information excludes the operations of IT’SUGAR as of September 22, 2020, the date the Company deconsolidated IT’SUGAR.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2019 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	105,406	67,537	7,376	—	180,319
Sales of real estate inventory	5,049	—	—	—	—	5,049
Interest income	750	56	—	—	5	811
Net gains on sales of real estate assets	13,616	—	—	—	—	13,616
Other revenue	1,619	324	—	2,233	(247)	3,929
Total revenues	21,034	105,786	67,537	9,609	(242)	203,724
Costs and expenses:
Cost of trade sales	—	67,703	54,243	2,613	1	124,560
Cost of real estate inventory sold	2,643	—	—	—	—	2,643
Interest expense	—	196	498	27	(288)	433
Recoveries from loan losses, net	(5,428)	—	—	—	—	(5,428)
Impairment losses	47	142	—	—	—	189
Selling, general and administrative expenses	9,144	43,203	11,066	6,626	20,791	90,830
Total costs and expenses	6,406	111,244	65,807	9,266	20,504	213,227
Operating profits (losses)	14,628	(5,458)	1,730	343	(20,746)	(9,503)
Equity in net earnings of unconsolidated real estate joint ventures	37,898	—	—	—	—	37,898
Other income	170	336	153	6	—	665
Foreign exchange loss	—	—	(75)	—	—	(75)
Income (loss) before income taxes	$52,696	(5,122)	1,808	349	(20,746)	28,985
Total assets	$145,930	167,281	32,320	10,059	5,917	361,507
Expenditures for property and equipment	$4	9,441	517	1,129	—	11,091
Depreciation and amortization	$93	5,565	1,202	770	—	7,630
Debt accretion and amortization	$125	226	27	—	—	378
Cash and cash equivalents	$13,776	6,314	—	633	—	20,723
Equity method investments	$57,330	—	—	—	—	57,330
Goodwill	$—	35,521	—	1,727	—	37,248
Notes payable and other borrowings	$31,877	3,810	6,825	224	—	42,736

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2018 (in thousands):

	BBX Capital Real Estate		BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:	$
Trade sales		—	101,187	68,417	5,895	—	175,499
Sales of real estate inventory		21,771	—	—	—	—	21,771
Interest income		2,277	61	—	—	—	2,338
Net gains on sales of real estate assets		4,563	—	—	—	—	4,563
Other revenue		2,541	10	—	1,865	(22)	4,394
Total revenues		31,152	101,258	68,417	7,760	(22)	208,565
Costs and expenses:
Cost of trade sales		—	65,829	55,483	2,055	—	123,367
Cost of real estate inventory sold		14,116	—	—	—	—	14,116
Interest expense		—	308	638	7	(150)	803
Recoveries from loan losses, net		(8,653)	—	—	—	—	(8,653)
Impairment losses		571	4,147	—	—	—	4,718
Selling, general and administrative expenses		9,210	46,130	9,903	5,347	21,185	91,775
Total costs and expenses		15,244	116,414	66,024	7,409	21,035	226,126
Operating profits (losses)		15,908	(15,156)	2,393	351	(21,057)	(17,561)
Equity in net earnings of unconsolidated real estate joint ventures		14,194	—	—	—	—	14,194
Other income (expense)		112	170	—	(5)	—	277
Foreign exchange gain		—	—	68	—	—	68
Income (loss) before income taxes		$30,214	(14,986)	2,461	346	(21,057)	(3,022)
Total assets		$165,109	83,617	32,322	20,187	8,717	309,952
Expenditures for property and equipment		$318	6,254	796	5,428	—	12,796
Depreciation and amortization		$374	5,897	1,159	671	—	8,101
Debt accretion and amortization		$3	201	17	—	—	221
Cash and cash equivalents		$16,103	5,328	—	668	4	22,103
Equity method investments		$64,738	—	—	—	—	64,738
Goodwill		$—	35,521	—	1,727	—	37,248
Notes payable and other borrowings		$27,333	2,046	8,117	—	—	37,496

22.  Discontinued Operations

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Pizza related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida, and through 2019, FFTRG had opened nine restaurant locations. As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza in September 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

In connection with the transfer of the seven restaurant locations to MOD Pizza, the Company recognized an aggregate impairment loss of $4.0 million related to the disposal group, which included property and equipment, intangible assets, and net lease liabilities. In addition, prior to the transaction, the Company previously recognized $2.7 million of impairment losses associated with property and equipment at three restaurant locations. Accordingly, the Company recognized $6.7 million of impairment losses associated with its investment in MOD Pizza restaurant locations during the year ended December 31, 2019.

FFTRG’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s consolidated financial statements.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations is as follows (in thousands):

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$—	35
Operating lease assets	—	772
Other assets	—	185
Discontinued operations total assets	$—	992
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$—	2
Accrued expenses	—	134
Operating lease liability	—	905
Discontinued operations total liabilities	$—	1,041

The major components of loss from discontinued operations are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Trade sales	$—	6,044	4,007
Other revenue	—	104	87
Total revenues	—	6,148	4,094
Costs and Expenses:
Cost of trade sales	—	2,012	1,438
Depreciation, amortization and accretion, net	—	691	555
Impairment losses	71	6,749	—
Selling, general and administrative expenses	20	6,139	6,634
Total costs and expenses	91	15,591	8,627
Other revenue	—	9	4
Pre-tax loss from discontinued operations	$(91)	(9,434)	(4,529)

The following are the major components of the statement of cash flows from discontinued operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Operating activities:
Pre-tax loss from discontinued operations	$(91)	(9,434)	(4,529)
Adjustment to reconcile pre-tax loss to net cash
used in operating activities:
Depreciation, amortization and accretion, net	—	691	555
Impairment losses	71	6,749	—
Decrease (increase) in trade inventory	—	64	(42)
Decrease in other assets	94	522	242
Change in operating lease assets and liabilities	(113)	(88)	—
Decrease in accounts payable	(2)	(187)	(16)
Decrease in accrued expenses	(134)	(1,201)	(138)
Net cash used in operating activities	$(175)	(2,884)	(3,928)
Investing activities:
Cash paid for intangible assets	$—	(40)	(100)
Purchases of property and equipment	—	(576)	(5,140)
Net cash used in investing activities	$—	(616)	(5,240)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets recognized upon adoption of ASC 842	$—	6,878	—
Operating lease liabilities recognized upon adoption of ASC 842	—	8,192	—

23.  IT’SUGAR Bankruptcy

In March 2020, as a result of various factors, including government-mandated closures and Center for Disease Control and the World Health Organization advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic as part of a phased reopening plan which included revised store floor plans, increased sanitation protocols, and the gradual recall of furloughed store and corporate employees to full or part-time employment. However, from time to time, IT’SUGAR has been required to close previously reopened locations as a result of various factors, including government-mandated closures and staffing shortages.

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

Although IT’SUGAR was able to reopen its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital under an existing credit facility (as further described in Note 11), IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations as (i) it was unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and (ii) its sales volumes had not sufficiently improved and stabilized following the reopening of its locations. In particular, although a significant portion of its retail locations were reopened during the three months ended September 30, 2020, IT’SUGAR’s total revenues for the period declined by approximately 50.4% as compared to the comparable period in 2019. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stays most actions against IT’SUGAR, including most actions to collect pre-petition indebtedness or to exercise control of the property of IT’SUGAR. Accordingly, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to treatment under a plan of reorganization, as further described below.

In order to successfully exit the Bankruptcy Cases, IT’SUGAR must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. The Reorganization Plan will determine the rights and claims of various creditors and security holders, and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities will be given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or holders of equity interests are entitled to any distribution. As provided by the Bankruptcy Code, IT’SUGAR initially has the exclusive right to solicit a plan and currently intends to submit a Reorganization Plan to the Bankruptcy Court in the first quarter of 2021.  In connection with the Bankruptcy Cases, the Office of the United States Trustee, a division of the Department of Justice, has appointed an official committee of unsecured creditors (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Bankruptcy Court, including the confirmation of the Reorganization Plan.

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

At this time, it is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and it is able to negotiate amendments to its lease agreements that lower its ongoing occupancy costs while its business continues to be impacted by the effects of the COVID-19 pandemic, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain. Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition during the bankruptcy proceedings and thereafter.

As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the Bankruptcy Cases, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR is a VIE in which the Company is not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. In connection with the deconsolidation of IT’SUGAR, the Company recognized a noncontrolling equity investment in IT’SUGAR at its estimated fair value of $12.7 million and a $3.3 million loss based upon the difference between the carrying amount of IT’SUGAR (including its asset and liabilities and the redeemable noncontrolling interest in it) and the Company’s estimated fair value of its noncontrolling equity investment.

Following the deconsolidation of IT’SUGAR, the Company’s noncontrolling equity investment in IT’SUGAR is being accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments are accounted for at cost less impairment when the investor does not have significant influence over the investee and the equity investment has no readily determinable fair value. Under this method, equity investments are accounted for at historical cost and adjusted if there is evidence that the fair market value of the equity investment has declined below the historical cost.

IT’SUGAR’s assets, liabilities, results of operations, and cash flows through September 22, 2020 are included as continuing operations in the Company’s financial statements, as the Company continues to hold a substantive equity investment in IT’SUGAR. Additionally, as a result of the Company deconsolidating IT’SUGAR, IT’SUGAR’s notes payable to the Company, which had a total balance of $6.2 million as of September 22, 2020, are no longer eliminated in consolidation and are included in investments in and advances to IT’SUGAR in the Company’s statements of financial condition as of September 30, 2020.

The following table summarizes the assets, liabilities, and net equity of IT’SUGAR as of September 22, 2020, the date it was deconsolidated from the Company’s financial statements (in thousands):

IT'SUGAR
Balance Sheet

September 22,
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

In connection with the Bankruptcy Cases, on October 7, 2020, IT’SUGAR obtained approval by the Bankruptcy Court of a $4.0 million “debtor in possession” (“DIP”) credit facility made by a subsidiary of the Company. The full $4.0 million available under the DIP credit facility had been funded to IT’SUGAR and was outstanding as of December 31, 2020. The principal amount outstanding under the DIP facility bears interest at the LIBOR daily floating rate plus 1.50% with monthly interest only payments until the full payment of all principal outstanding. The maturity date is the earliest of (a) 365 days from the petition date; (b) the effective date of a plan of reorganization or liquidation; (c) the consummation of a sale(s) of all or substantially all of the assets of IT’SUGAR; (d) the occurrence of an Event of Default (as defined in the loan agreement); and (e) the entry of an order by the Bankruptcy Court approving or authorizing any alternative or additional debtor-in-possession financing. Notwithstanding the foregoing, the Company may, in its sole discretion, agree in writing with IT’SUGAR, to a later maturity date.

24.   Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, other than described below or elsewhere herein, there were no subsequent events identified that required recognition or disclosure.

In February 2021, BBX Capital Real Estate invested $4.9 million as one of a number of investors in a new joint venture with Label & Co. to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. BBX Capital Real Estate is entitled to receive 26.25% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with Label & Co., as the managing member, receiving an increasing percentage of distributions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2020, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Management has excluded Colonial Elegance, Inc. (“Colonial Elegance”) from its assessment of internal control over financial reporting as of December 31, 2020.  Colonial Elegance was acquired by Renin Holdings, LLC in October 2020, and management did not have sufficient time to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the acquisition date and December 31, 2020.  Colonial Elegance’s total revenues and total assets represented 7.2% and 4.6%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the year ended December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2021 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2020. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2020 and 2019.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2020.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2020.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2020.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Asset Purchase Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank	Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed October 27, 2020
3.1	Form of Articles of Incorporation of the Registrant	Exhibit 3.1 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
3.2	Form of Bylaws of the Registrant	Exhibit 3.2 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
4.1	Rights Agreement, dated as of September 25, 2020, between BBX Capital Florida LLC and American Stock Transfer & Trust Company, LLC, as Rights Agent	Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed September 29, 2020
10.1

Loan and Security Agreement by and among BBX Capital Corporation, the Registrant, BBX Sweet Holdings, LLC, Food for Thought Restaurant Group-Florida, LLC, and Woodbridge Holdings Corporation, as borrowers, and Iberiabank, as administrative agent and lender, dated March 6, 2018

Exhibit 10.5 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.2

Loan Extension and Modification Agreement by and among the Registrant, BBX Capital Corporation, BBX Sweet Holdings, LLC, Food for Thought Restaurant Group-Florida, LLC, and Woodbridge Holdings Corporation, as borrowers, and Iberiabank, as administrative agent and lender, dated July 17, 2019+

Exhibit 10.6 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.3

Lenders’ letter confirming the termination of the Loan and Security Agreement, dated March 6, 2018, with IBERIABANK, as administrative agent and a lender, as amended by the Loan Extension and Modification Agreement, dated July 17, 2019

Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed October 2, 2020
10.4

Loan Agreement by and among Renin Canada Corp. and Renin US LLC, as borrowers, and The Toronto-Dominion Bank, as lender, dated May  12, 2017, as amended by Amending Agreement, dated September 22, 2017, as further amended by Amending Agreement, dated March 29, 2018, as further amended by Amending Agreement dated October  1, 2018, as further amended by Amending Agreement, dated September 23, 2019, as further amended by Amending Agreement, dated February 26, 2020, and as further amended by Amending Agreement, dated June 5, 2020

Exhibit 10.7 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.5	Credit Facility Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 22, 2020
10.6

Operating Agreement of The Altman Companies, LLC, by and among, The Altman Companies, LLC, BBX Altman Operating Entities, LLC, Joel L. Altman, AMC Holdings Florida, Inc., Altman Development Corporation, and The Altman Companies, Inc., dated November 30, 2018

Exhibit 10.8 of Registrant’s Current Report on Form 10 Amendment No. 2 filed August 27, 2020
10.7	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 29, 2020
10.8	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.9	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.10	Transition Services Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.11	Promissory Note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 2, 2020

21.1	Subsidiaries of the Registrant	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

 Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, Inc.
March 16, 2021	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 16, 2021
Alan B. Levan	Chairman of the Board

/s/ John E. Abdo		March 16, 2021
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 16, 2021
Jarett S. Levan	Chief Executive Officer and President

/s/ Seth M. Wise		March 16, 2021
Seth M. Wise	Executive Vice President and Director

/s/Brett Sheppard		March 16, 2021
Brett Sheppard	Chief Financial Officer

/s/Norman H. Becker		March 16, 2021
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 16, 2021
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 16, 2021
Steven M. Coldren	Director

/s/Willis N. Holcombe		March 16, 2021
Willis N. Holcombe	Director

/s/Tony P. Segreto		March 16, 2021
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 16, 2021
Neil A. Sterling	Director

/s/Gregory A. Haile		March 16, 2021
Gregory A. Haile	Director