Form 10-Q
period 2021-03-31
BBX Capital, Inc.
filed 2021-05-10
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X ]	Smaller reporting company [ ]
Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2021 is as follows:

Class A Common Stock of $.01 par value,  15,186,253 shares outstanding.
Class B Common Stock of $.01 par value,  3,693,596 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$87,807	90,037
Restricted cash	350	350
Trade accounts receivable, net	29,489	29,507
Trade inventory	31,724	31,846
Real estate ($8,785 in 2021 and $9,031 in 2020 held for sale)	47,243	55,800
Investments in and advances to unconsolidated real estate joint ventures	60,402	58,010
Investment in and advances to IT'SUGAR, LLC	23,209	22,976
Note receivable from Bluegreen Vacations Holding Corporation	75,000	75,000
Property and equipment, net	7,856	7,803
Goodwill	6,936	8,277
Intangible assets, net	21,999	22,420
Operating lease assets	13,825	13,488
Deferred tax asset, net	7,470	7,424
Other assets	28,641	24,718
Total assets	$441,951	447,656
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$13,504	14,472
Accrued expenses	30,524	30,852
Other liabilities	5,649	5,455
Operating lease liabilities	13,643	14,141
Notes payable and other borrowings	68,947	73,483
Total liabilities	132,267	138,403
Commitments and contingencies (See Note 11)
Equity:
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 15,285,194 in 2021 and 15,624,091 in 2020	153	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,693,596 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	308,455	310,588
Accumulated deficit	(1,112)	(3,457)
Accumulated other comprehensive income	1,942	1,830
Total shareholders' equity	309,475	309,154
Noncontrolling interests	209	99
Total equity	309,684	309,253
Total liabilities and equity	$441,951	447,656

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except share data)
	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Trade sales	$45,914	40,886
Sales of real estate inventory	13,535	6,439
Interest income	1,650	116
Net gains (losses) on sales of real estate assets	105	(47)
Other revenue	671	787
Total revenues	61,875	48,181
Costs and expenses:
Cost of trade sales	36,893	29,780
Cost of real estate inventory sold	7,858	4,632
Interest expense	290	—
Recoveries from loan losses, net	(508)	(3,512)
Impairment losses	—	27,435
Selling, general and administrative expenses	13,198	21,320
Total costs and expenses	57,731	79,655
Operating income (losses)	4,144	(31,474)
Equity in net (losses) earnings of unconsolidated real estate joint ventures	(271)	551
Other income	63	36
Foreign exchange (loss) gain	(480)	278
Income (loss) from continuing operations before income taxes	3,456	(30,609)
(Provision) benefit for income taxes	(1,001)	5,908
Net income (loss) from continuing operations	2,455	(24,701)
Discontinued operations
Loss from operations	—	(889)
Benefit for income taxes	—	211
Loss from discontinued operations	—	(678)
Net income (loss)	2,455	(25,379)
Net (income) loss attributable to noncontrolling interests	(110)	3,456
Net income (loss) attributable to shareholders	$2,345	(21,923)

Basic and diluted earnings (loss) per share from continuing operations	$0.12	(1.10)
Basic and diluted loss per share from discontinued operations	—	(0.04)
Total basic and diluted earnings (loss) per share	0.12	(1.14)
Weighted average number of common shares outstanding	19,282	19,318
Net income (loss)	$2,455	(25,379)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale	(2)	(37)
Foreign currency translation adjustments	114	(550)
Other comprehensive income (loss), net	112	(587)
Comprehensive income (loss), net of tax	2,567	(25,966)
Comprehensive (income) loss attributable to noncontrolling interests	(110)	3,456
Comprehensive income (loss) attributable to shareholders	$2,457	(22,510)

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2021 and 2020
(In thousands)

	Shares of					Accumulated
	Common Stock		Common			Other
	Outstanding		Stock			Comprehen-	Non-
	Class		Class		Parent	sive	controlling	Total
	A	B	A	B	Equity	Income	Interests	Equity
Balance, December 31, 2019	—	—	$—	—	179,681	1,554	1,001	182,236
Net loss excluding $2,743 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(21,923)	—	(713)	(22,636)
Other comprehensive loss	—	—	—	—	—	(587)	—	(587)
Accretion of redeemable noncontrolling interest	—	—	—	—	(551)	—	—	(551)
Net transfers from Parent	—	—	—	—	3,448	—	—	3,448
Balance, March 31, 2020	—	—	$—	—	160,655	967	288	161,910

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income	—	—	—	—	—	2,345	—	110	2,455
Other comprehensive income	—	—	—	—	—	—	112	—	112
Purchase and retirement of common stock	(339)	—	(3)	—	(2,133)	—	—	—	(2,136)
Balance, March 31, 2021	15,285	3,694	$153	37	308,455	(1,112)	1,942	209	309,684

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss) from continuing operations	$2,455	(24,701)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Recoveries from loan losses, net	(508)	(3,512)
Depreciation, amortization and accretion, net	1,041	1,951
Net (gains) losses on sales of real estate and property and equipment	(163)	47
Equity in net losses (earnings) of unconsolidated real estate joint ventures	271	(551)
Return on investment in unconsolidated real estate joint ventures	88	1,430
Increase in deferred tax asset, net	(46)	(3,210)
Impairment losses	—	27,435
Decrease in trade inventory	349	312
Decrease (increase) in trade receivables	18	(1,734)
Decrease in real estate inventory	6,119	1,241
Net change in operating lease asset and operating lease liability	140	337
Increase in other assets	(4,480)	(372)
Decrease in accrued expenses	(801)	(4,162)
Decrease in due to parent	—	(2,093)
Advances to IT'SUGAR	(233)	—
(Decrease) increase in accounts payable	(968)	3,279
Increase (decrease) in other liabilities	508	(170)
Net cash used in operating activities from discontinued operations	—	(4)
Net cash provided by (used in) operating activities	3,790	(4,477)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	3,115	—
Investments in unconsolidated real estate joint ventures	(5,866)	(2,922)
Proceeds from repayment of loans receivable	1,001	3,909
Proceeds from sales of real estate held-for-sale	368	—
Additions to real estate held-for-sale and held-for-investment	(19)	(51)
Purchases of property and equipment	(266)	(3,548)
Change in cash from other investing activities	(111)	(47)
Net cash used in investing activities	(1,778)	(2,659)
		(Continued)

	For the Three Months Ended March 31,
	2021	2020
Financing activities:
Repayments of notes payable and other borrowings	(4,337)	(5,771)
Proceeds from notes payable and other borrowings	1,757	6,375
Purchase and retirement of Class A Common Stock	(1,662)	—
Net transfers from parent	—	3,448
Net cash (used in) provided by financing activities	(4,242)	4,052
Decrease in cash, cash equivalents and restricted cash	(2,230)	(3,084)
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$88,157	18,203

Interest paid on borrowings, net of amounts capitalized	$106	—
Income taxes paid	20	—
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	48	—
Class A Common Stock purchases with settlement dates in April 2021	474	—
Increase in other assets upon issuance of Community Development District Bonds	—	185
Operating lease assets obtained in exchange for new operating lease liabilities	—	180
Assumption of Community Development District Bonds by homebuilders	2,194	1,532
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	87,807	17,642
Restricted cash	350	529
Cash discontinued operations	—	32
Total cash, cash equivalents, and restricted cash	$88,157	18,203

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

Spin-Off from BVH

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Parent” or “BVH”) (formerly known as BBX Capital Corporation),  a Florida-based diversified holding company whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, BVH completed the spin-off of the Company, which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated on September 30, 2020 with the distribution by BVH to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, as of the close of business on September 30, 2020, BVH ceased to have an ownership interest in the Company, and BVH’s shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Further, BVH is permitted to prepay the note in whole or in part at any time.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of March 31, 2021, the percentage of total common equity represented by the Class A and Class B Common Stock was 81% and 19%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

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

As of March 31, 2021, BBX Capital had purchased 338,897 shares of the Company’s Class A Common Stock for approximately $2.1 million under the share repurchase program, which reflects an average cost of $6.30 per share, including fees.

Earnings Per Share

Basic and diluted earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average shares outstanding. For the three months ended March 31, 2020, the weighted average shares outstanding was based on the 19,317,687 shares issued in connection with the spin-off on September 30, 2020, while for the three months ended March 31, 2021, the weighted average shares outstanding was based on the actual weighted average number of shares outstanding for the period.

Principal Investments

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, as further discussed in Note 16, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, Inc (“Colonial Elegance”). Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada.

During the three months ended March 31, 2021, Renin’s total revenues included $31.4 million of trade sales to three major customers and their affiliates and $14.3 million of revenues generated outside the United States. Revenues from each of the three major customers were $9.4 million, $11.1 million, and $10.9 million for the three months ended March 31, 2021, which represented 15.1%, 17.9%, and 17.7% of the Company’s total revenues for the three months ended March 31, 2021.

During the three months ended March 31, 2020, Renin’s total revenues included $11.7 million of trade sales to two major customers and their affiliates and $5.4 million of revenues generated outside the United States. Revenues from each of the two major customers were $6.2 million and $5.5 million for the three months ended March 31, 2020, which represented 12.8% and 11.4% of the Company’s total revenues for the three months ended March 31, 2020.

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

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, as well as certain subsidiaries in which ownership was transferred from Parent in connection with the spin-off transaction described above. However, for the periods prior to the spin-off on September 30, 2020, including for the three months ended March 31, 2020, the condensed consolidated financial statements reflect the combined financial statements of these entities, which have been derived from the accounting records of Parent and these companies and should be read with the accompanying notes thereto. The condensed consolidated financial statements for the periods prior to the spin-off on September 30, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

For the three months ended March 31, 2020, the majority of the revenues, expenses, and cash flows of the Company have been identified based on the legal entities included in the spin-off transaction. However, the historical costs and expenses reflected in the condensed consolidated financial statements for this period also includes an allocation for certain corporate and shared service functions that were historically provided by Parent prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of the combined revenues and equity in earnings of unconsolidated joint ventures of Parent and its subsidiaries. The Company believes that the assumptions underlying the condensed consolidated financial statements for the period, including the assumptions regarding the allocation of general corporate expenses from the Parent, are reasonable. However, the condensed consolidated financial statements for the three months ended March 31, 2020 may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company during the applicable period presented. Actual costs that would have been incurred if the Company operated as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurs costs associated with being a public company that are not reflected in the accompanying consolidated financial statements for periods for the three months ended March 31, 2020.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the COVID-19 pandemic and ongoing economic uncertainty, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and resulting economic impacts. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 16, 2021.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company is observing significant increases in commodity, freight, and labor costs as a result of global supply chain disruptions, and such increases have begun to impact the Company’s operations and may have a material impact on its operations in future periods. The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of March 31, 2021, the Company’s consolidated cash balances were $87.8 million.

See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for an update on impacts of the COVID-19 pandemic on the Company’s principal holdings for the three months ended March 31, 2021 and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Annual Report for additional information related to (i) the impacts of the COVID-19 pandemic on the Company’s principal holdings since the initial outbreak of COVID-19 in 2020 and (ii) the various risks and uncertainties associated with the effects of the pandemic on the Company’s principal holdings, which has had, and could in future periods have, a material adverse impact on the Company’s consolidated results of operations, cash flows, and financial condition.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) and guidance relevant to the Company’s operations which were adopted as of January 1, 2021:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes specific exceptions to the general principles in Topic 740, including exceptions related to (i) the incremental approach for intraperiod tax allocations, (ii) accounting for basis differences when there are ownership changes in foreign investments, and (iii) interim period income tax accounting for year-to-date losses that exceed anticipated losses. The statement was effective for the Company on January 1, 2021 and interim periods within this fiscal year. The Company adopted the standard on January 1, 2021, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of March 31, 2021:

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although companies can apply this standard immediately, the guidance will only be available for a limited time (generally through December 31, 2022). The Company currently has a LIBOR indexed credit facility which has a balance of $46.8 million and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity and the related impact that this standard may have on its consolidated financial statements.

2.    Acquisition

Acquisition of Colonial Elegance

On October 22, 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance. Headquartered in Montreal, Canada, Colonial Elegance is a supplier and distributor of building products, including barn doors, closet doors, and stair parts, and its customers include various big box retailers in the United States and Canada.    The base purchase price for the acquisition was $38.8 million, substantially all of which was paid in cash by Renin at closing. In addition to the base purchase price, Renin acquired excess working capital held by Colonial Elegance for $4.3 million, which resulted in total purchase consideration of $43.1 million. BBX Capital made a $5.0 million capital contribution to Renin to partially fund the acquisition of Colonial Elegance, while the remainder of the acquisition was funded by Renin under its amended and restated credit facility with TD Bank.

As of December 31, 2020, the Company reported a provisional purchase price allocation based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the three months ended March 31, 2021, additional information was obtained related to the assets and liabilities associated with Colonial Elegance, and the Company updated its provisional purchase price allocation based on its updated preliminary valuation. The following table summarizes the provisional purchase price allocation based on the Company’s current preliminary valuation, including the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$557
Trade accounts receivable	10,278
Trade inventory	12,149
Property and equipment	1,007
Identifiable intangible assets (1)	19,680
Operating lease asset (2)	3,188
Other assets	650
Total assets acquired	47,509
Accounts payable	(5,619)
Other liabilities	(3,524)
Operating lease liability	(2,213)
Total liabilities assumed	(11,356)
Fair value of identifiable net assets	36,153
Goodwill	6,936
Purchase consideration	43,089
Less: cash acquired	(557)
Less: consideration payable	(194)
Cash paid for acquisition less cash acquired	$42,338

(1)

Identifiable intangible assets were comprised of $3.7 million, $15.8 million and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

(2)	Includes an intangible asset of $1.0 million related to below market rents associated with an office lease that is expected to be recognized over the lease term of approximately seven years.

The provisional fair values reported in the above table were estimated by the Company using available market information and applicable valuation methods. As considerable judgment is involved in estimates of fair value, the provisional fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

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

3.  Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Trade receivables	$29,921	29,860
Allowance for expected credit losses	(432)	(353)
Total trade receivables	$29,489	29,507

4.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$6,501	6,191
Paper goods and packaging materials	1,428	1,322
Finished goods	23,795	24,333
Total trade inventory	$31,724	31,846

5.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Real estate held-for-sale	$8,785	9,031
Real estate held-for-investment	5,992	5,992
Real estate inventory	32,466	40,777
Total real estate	$47,243	55,800

0

6.     Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of March  31, 2021, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Altis Grand Central	$2,166	$2,287
Altis Promenade	1,952	1,964
Altis Ludlam Trail	9,931	9,653
Altis Grand at The Preserve (Suncoast)	1,132	1,086
Altis Pembroke Gardens	—	310
Altis Wiregrass	—	163
Altis Little Havana	851	844
Altis Lake Willis (Vineland Pointe)	5,829	5,446
Altis Miramar East/West	2,841	2,818
The Altman Companies	15,056	15,222
ABBX Guaranty	3,750	3,750
Bayview	1,364	1,563
Marbella	4,820	6,971
Chapel Trail	153	153
The Main Las Olas	2,541	2,462
Sky Cove	3,104	3,287
Sky Cove South	4,877	—
Other	35	31
Total	$60,402	$58,010

See Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2020 included in the 2020 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

In March 2021, the Altis Pembroke Gardens joint venture sold its 280 unit multifamily apartment community in Pembroke Pines, Florida. As a result of the sale, BBXRE recognized $0.3 million of equity earnings during the three months ended March 31, 2021.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes that will be adjacent to Sky Cove at Westlake, which is being developed by the Sky Cove joint venture.

7.     Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$8,277	37,248
Impairment losses	—	(22,384)
Colonial Elegance acquisition adjustments to provisional goodwill	(1,341)	—
Balance, end of period	$6,936	14,864

The Company tests goodwill associated with its reporting units for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist.

As of March 31, 2020, the Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $22.4 million associated primarily with IT’SUGAR and, to a lesser extent, certain of its other reporting units during the three months ended March 31, 2020. The Company deconsolidated IT’SUGAR on September 22, 2020 as a result of IT’SUGAR filing petitions for Chapter 11 bankruptcy and derecognized the remaining goodwill balance of approximately $14.9 million as of that date. The decline in the fair value of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses.

There were no impairment indicators relating to the Company’s goodwill during the three months ended March 31, 2021, and accordingly, the Company did not test its goodwill for impairment as of March 31, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for goodwill and its method and assumptions used to estimate the fair value of its reporting units in connection with its goodwill impairment testing.

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

As of March 31, 2020, the Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $4.9 million during the three months ended March 31, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

There were no impairment indicators relating to the Company’s long lived assets during the three months ended March 31, 2021, and accordingly, the Company did not test its long-lived assets for impairment as of March 31, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for long-lived assets and its method and assumptions used to estimate the future cash flows and fair values of its long-lived assets in connection with its impairment testing for such assets.

8.     Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2021			December 31, 2020
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$21,611	4.25-6.00%	$33,871	$27,565	4.25-6.00%	$42,230
TD Bank Term Loan and Line of Credit	46,767	3.26%	(1)	45,573	3.30%	(1)
Centennial Bank Note (2)	1,417	5.25%	1,828	1,428	5.25%	1,840
Other	39	4.22%	—	43	4.22%	—
Unamortized debt issuance costs	(887)			(1,126)
Total notes payable and other borrowings	$68,947			$73,483

(1)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(2)	BBX Capital is guarantor of the note.

See Note 11 to the Company’s consolidated financial statements included in the 2020 Annual Report for additional information regarding the above listed notes payable and other borrowings.

There were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the three months ended March 31, 2021.

As of March 31, 2021, Renin had availability of approximately $2.7 million under its TD Bank revolving line of credit, subject to available collateral and the terms of the facility, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to, the effects of the COVID-19 pandemic on Renin’s operations, an adverse outcome in Renin’s ongoing dispute with a foreign supplier which requires Renin to settle the dispute in cash (as further described in Note 11), and the loss of sales from one or more major customers, could impact its ability to remain in compliance with these financial covenants and the extent of availability under its credit facility with TD Bank in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

9.  Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Trade sales - wholesale	$42,468	20,874
Trade sales - retail	3,446	20,012
Sales of real estate inventory	13,535	6,439
Revenue from customers	59,449	47,325
Interest income	1,650	116
Net gains (losses) on sales of real estate assets	105	(47)
Other revenue	671	787
Total revenues	$61,875	48,181

As of March 31, 2021 and December 31, 2020, the Company’s other assets in its condensed consolidated statements of financial condition included $5.9 million and $2.9 million of estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders.

10.    Income Taxes

The Company’s income tax provision (benefit) and current and deferred income taxes were calculated on a separate return basis through September 30, 2020, the date of the spin-off from BVH. The Company became a tax filer when it converted from a Florida limited liability company into a Florida corporation as of September 29, 2020.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states in which the Company operates. The Company’s effective tax rate was applied to income or loss from continuing operations before income taxes reduced by net income or losses attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate from continuing operations for three months ended March  31, 2021 and 2020 was approximately 29% and 19%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes.

Certain of BVH’s state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

11.    Commitments and Contingencies

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

Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or reasonable range of loss. Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claims.

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of March 31, 2021.

Renin Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believes that the supplier is liable to Renin for damages related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and has notified the supplier that it is exercising a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million. However, the supplier is disputing that it is liable for the additional shipping costs and has demanded that Renin pay any outstanding amounts due to it.

As the supplier is disputing that it is liable to Renin for damages and there is no assurance regarding the ultimate resolution of the matter and whether Renin’s assertion that it is entitled to damages will be sustained, Renin recognized the cost of the products and related shipping costs of such products in cost of trade sales during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use.

As of March 31, 2021, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, Renin may be unable to comply with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

Other Commitments and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•	BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Bayview real estate joint venture, which had an outstanding balance of $5.0 million as of March 31, 2021.
•	BBX Capital is guarantor on a lease agreement executed by IT’SUGAR for base rent of $0.6 million and common area costs for the lease term which expires in January 2023.
•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.

12.    Noncontrolling Interests

The noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 of $0.2 million and $0.1 million, respectively, is comprised of a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure. During the three months ended March 31, 2021, the Company attributed $0.1 million of net income to the noncontrolling interest, while during the three months ended March 31, 2020, the Company attributed $0.7 million of net loss to the noncontrolling interest.

During the three months ended March 31, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a partially-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was previously required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. The net loss attributable to redeemable noncontrolling interest in IT’SUGAR’s was $2.7 million for the three months ended March 31, 2020.

13.    Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three main valuation techniques to measure the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses financial models to convert future amounts to a single present amount and includes present value and option-pricing models. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset and is often referred to as current replacement cost.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of March  31, 2021 and December 31, 2020.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$87,807	87,807	87,807	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	77,720	—	—	77,720
Financial liabilities:
Notes payable and other borrowings	68,947	71,988	—	—	71,988

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,037	90,037	90,037	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations Holding Corporation	75,000	78,218	—	—	78,218
Financial liabilities:
Notes payable and other borrowings	73,483	77,500	—	—	77,500

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

The fair values of the Company’s notes payable and other borrowings (other than the Community Development Bonds above) were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

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

14.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 79% of BBX Capital’s total voting power. Mr. Alan B. Levan also serves as the Chairman, Chief Executive Officer, and President of BVH and Bluegreen, and Mr. Abdo also serves as Vice Chairman of BVH and Bluegreen. Additionally, Mr. Jarett Levan and Mr. Wise serve as directors of BVH and Bluegreen.

Included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income during the three months ended March 31, 2021 was $0.2 million of rent for office space provided by BVH to the Company. Included in selling, general and administrative expenses during the three months ended March 31, 2020 was $0.6 million for management advisory services and employer provided medical insurance provided by BVH to the Company. The Company reimbursed BVH the actual cost of providing the services.

The Company also received $60,000 and $34,000 for providing management services to the Altman Companies during the three months ended March 31, 2021 and 2020, respectively, and received $0.1 million and $0.1 million for providing administrative services to Bluegreen and BVH, respectively, during the three months ended March 31, 2021.

Included in other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss or income for each of the three months ended March 31, 2021 and 2020 was $0.1 million for providing risk management consulting services to Bluegreen, and $47,000 for providing risk management consulting services to BVH for the three months ended March 31, 2020.

During the three months ended March 31, 2020, expenses related to certain support functions paid for by BVH, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized managed employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of BVH and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 were $3.8 million. The allocated support function costs were recognized as contributed capital in the Company’s condensed consolidated statements of financial condition for the three months ended March 31, 2020.

As further described in Note 1, in connection with the spin-off, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2021 was $1.1 million relating to accrued interest on the $75.0 million note receivable from BVH.

The components of net transfers from BVH in the condensed consolidated statement of changes in equity consisted of the following (in thousands):

For the Three Months Ended
March 31,
2020
Cash pooling	$(355)
Corporate overhead allocations	3,803
Net transfers from BVH	$3,448

15.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system, or regulatory environment.

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

The Company’s three reportable segments are its principal investments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s principal investments.

In the segment information for the three months ended March 31, 2021 and 2020, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses.

The Company evaluates segment performance based on segment income or loss from continuing operations before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	4,982	38,691	2,241	—	45,914
Sales of real estate inventory	13,535	—	—	—	—	13,535
Interest income	475	—	—	—	1,175	1,650
Net gains on sales of real estate assets	105	—	—	—	—	105
Other revenue	398	—	—	430	(157)	671
Total revenues	14,513	4,982	38,691	2,671	1,018	61,875
Costs and expenses:
Cost of trade sales	—	3,828	32,656	409	—	36,893
Cost of real estate inventory sold	7,858	—	—	—	—	7,858
Interest expense	—	26	410	1	(147)	290
Recoveries from loan losses, net	(508)	—	—	—	—	(508)
Selling, general and administrative expenses	1,974	1,571	4,304	1,506	3,843	13,198
Total costs and expenses	9,324	5,425	37,370	1,916	3,696	57,731
Operating income (losses)	5,189	(443)	1,321	755	(2,678)	4,144
Equity in net losses of unconsolidated real estate joint ventures	(271)	—	—	—	—	(271)
Other income (expense)	—	26	—	(1)	38	63
Foreign exchange loss	—	—	(480)	—	—	(480)
Income (loss) from continuing operations before income taxes	$4,918	(417)	841	754	(2,640)	3,456
Total assets	$163,449	27,007	105,216	7,141	139,138	441,951
Expenditures for property and equipment	$—	3	237	12	14	266
Depreciation and amortization	$—	81	631	30	49	791
Debt accretion and amortization	$219	19	12	—	—	250
Cash and cash equivalents	$31,924	1,001	1,939	1,985	50,958	87,807
Equity method investments	$60,402	—	—	—	—	60,402
Goodwill	$—	—	6,936	—	—	6,936
Notes payable and other borrowings	$21,028	1,407	46,473	39	—	68,947

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	21,329	17,446	2,111	—	40,886
Sales of real estate inventory	6,439	—	—	—	—	6,439
Interest income	104	14	—	—	(2)	116
Net losses on sales of real estate assets	(47)	—	—	—	—	(47)
Other revenue	460	119	—	249	(41)	787
Total revenues	6,956	21,462	17,446	2,360	(43)	48,181
Costs and expenses:
Cost of trade sales	—	14,770	14,275	735	—	29,780
Cost of real estate inventory sold	4,632	—	—	—	—	4,632
Interest expense	—	61	114	3	(178)	—
Recoveries from loan losses, net	(3,512)	—	—	—	—	(3,512)
Impairment losses	—	24,708	—	2,727	—	27,435
Selling, general and administrative expenses	2,336	10,900	2,618	1,703	3,763	21,320
Total costs and expenses	3,456	50,439	17,007	5,168	3,585	79,655
Operating income (losses)	3,500	(28,977)	439	(2,808)	(3,628)	(31,474)
Equity in net earnings of unconsolidated real estate joint ventures	551	—	—	—	—	551
Other income (expense)	—	39	(3)	—	—	36
Foreign exchange gain	—	—	278	—	—	278
Income (loss) from continuing operations before income taxes	$4,051	(28,938)	714	(2,808)	(3,628)	(30,609)
Total assets	$141,138	139,849	35,477	6,294	10,094	332,852
Expenditures for property and equipment	$—	3,126	391	31	—	3,548
Depreciation and amortization	$—	1,433	306	25	—	1,764
Debt accretion and amortization	$95	55	37	—	—	187
Cash and cash equivalents	$10,132	3,079	3,876	555	—	17,642
Equity method investments	$59,373	—	—	—	—	59,373
Goodwill	$—	14,864	—	—	—	14,864
Notes payable and other borrowings	$25,651	5,749	10,504	—	—	41,904

16.  IT’SUGAR Bankruptcy

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

IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period during which the locations were open and operating under conditions affected by the pandemic. During that period, in addition to its unpaid rental obligations, IT’SUGAR ceased paying various outstanding obligations to its vendors.

Although IT’SUGAR reopened its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital under an existing credit facility, IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations. In particular, although a significant portion of its retail locations were reopened during the three months ended September 30, 2020, IT’SUGAR’s total revenues for the period had declined by approximately 50.4% as compared to the comparable period in 2019. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stayed most actions against IT’SUGAR, including most actions to collect pre-petition indebtedness or to exercise control of the property of IT’SUGAR. Accordingly, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are expected to be subject to treatment under a plan of reorganization, as further described below.

In order to successfully exit the Bankruptcy Cases, IT’SUGAR must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. The Reorganization Plan will determine the rights and claims of various creditors and security holders, and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities will be given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or holders of equity interests are entitled to any distribution. As provided by the Bankruptcy Code, IT’SUGAR initially had the exclusive right to file and solicit a Reorganization Plan, and IT’SUGAR filed a Reorganization Plan with the Bankruptcy Court in April 2021 within its exclusivity period. In connection with the Bankruptcy Cases, the Office of the United States Trustee, a division of the Department of Justice, appointed an official committee of unsecured creditors (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Bankruptcy Court, including the confirmation of the Reorganization Plan, and the Creditors’ Committee consented to the Reorganization Plan filed by IT’SUGAR in April 2021. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information related to IT’SUGAR’s proposed Reorganization Plan.

Under the Bankruptcy Code, debtors may assume, assign, or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

If the Bankruptcy Court does not confirm the Reorganization Plan filed by IT’SUGAR, the Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7 bankruptcy cases, a trustee would be appointed to collect IT’SUGAR’s assets, reduce them to cash, and distribute the proceeds to IT’SUGAR’s creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, if IT’SUGAR’s Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of the conversion of the Bankruptcy Cases to Chapter 7 bankruptcy cases, the Bankruptcy Court could dismiss the Bankruptcy Cases.

In connection with IT’SUGAR’s Bankruptcy Cases, on October 7, 2020, IT’SUGAR obtained approval by the Bankruptcy Court of a $4.0 million debtor-in-possession (“DIP”) credit facility to be made available by a subsidiary of the Company. As of March 31, 2021,  the entire $4.0 million available under the DIP credit facility had been funded to IT’SUGAR and was outstanding. The principal amount outstanding under the DIP credit facility bears interest at the LIBOR daily floating rate plus 1.50% with monthly interest only payments until the full payment of all principal outstanding. The maturity date is the earliest of (a) 365 days from the petition date; (b) the effective date of a plan of reorganization or liquidation; (c) the consummation of a sale(s) of all or substantially all of the assets of IT’SUGAR; (d) the occurrence of an Event of Default (as defined in the loan agreement);  or (e) the entry of an order by the Bankruptcy Court approving or authorizing any alternative or additional debtor-in-possession financing. Notwithstanding the foregoing, the Company may, in its sole discretion, agree in writing with IT’SUGAR, to a later maturity date.

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

IT’SUGAR’s results of operations and cash flows are included as continuing operations in the Company’s financial statements for the three months ended March 31, 2020, as the Company continues to hold a substantive equity investment in IT’SUGAR. Additionally, as a result of the Company deconsolidating IT’SUGAR, IT’SUGAR’s notes payable to the Company, which had a total balance of $10.1 million as of March 31, 2021, are not eliminated in consolidation and are included in investments in and advances to IT’SUGAR in the Company’s condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020.

See Note 23 to the Company’s consolidated financial statements included in the 2020 Annual Report for additional information regarding the IT’SUGAR bankruptcy, including IT’SUGAR’s estimated pre-petition liabilities as of September 22, 2020, the date it was deconsolidated from the Company’s financial statements.

It is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and it is able to negotiate amendments to its lease agreements that lower its ongoing occupancy costs while its business continues to be impacted by the effects of the COVID-19 pandemic, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain. Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as a recessionary economic environment, increased inventory, freight, and labor costs, and general supply chain disruptions, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition during the bankruptcy proceedings and thereafter.

17.    Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no material subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, supply chains and raw materials costs; actions taken by governments, businesses, and individuals in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides and the possibility of a resurgence; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the inability to rehire or replace furloughed employees; risks that the Company may recognize further impairment losses; the risks and uncertainties inherent in the bankruptcy proceedings of IT’SUGAR LLC and its subsidiaries (“IT’SUGAR”) and the inability to predict the effect of IT’SUGAR’s reorganization and/or liquidation process on the Company and its results of operation and financial condition, including the risk that additional impairment charges may be required in the future, IT’SUGAR’s ability to prosecute, confirm and consummate a plan of reorganization or liquidation, IT’SUGAR’s ability, through the Chapter 11 bankruptcy process, to reach agreement with its landlords or other third parties, and the risk that creditors of IT’SUGAR may assert claims against the Company or any of their respective subsidiaries (other than IT’SUGAR) and that the Company or any such subsidiary’s assets may become subject to or included in IT’SUGAR’s bankruptcy case; risks related to the Company’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the retail industry; the risk that certain of the Company’s operations, including retail locations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all; the risk that commodity, freight, and labor price increases may adversely impact the gross margins of BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”); the risk that homebuilders will not meet their obligations to acquire lots at Beacon Lake due to the impact of higher construction costs; and the risk that the loss of sales of products to Renin’s major customers and/or Renin’s efforts to maintain sales of its products to its major customers may negatively impact Renin’s sales, gross margin, and profitability, require Renin to lower its prices, and result in the recognition of impairment losses related to its goodwill and long-lived assets and noncompliance with the terms of its outstanding credit facility. This Quarterly Report on Form 10-Q also contains a discussion of Renin’s recent acquisition of substantially all of the assets and assumption of certain of the liabilities of Colonial Elegance, Inc. (“Colonial Elegance”), which is subject to the impact of economic, competitive and other factors affecting Renin and Colonial Elegance, including their operations, markets, marketing strategies, products and services; the risk that the integration of Colonial Elegance may not be completed on a timely basis, or as anticipated; that the anticipated expansion or growth opportunities will not be achieved or if achieved will not be advantageous; that the acquisition will not be cash accretive immediately or at all; that net income may not be generated when anticipated or at all or the acquisition may result in net losses; that BBX Capital and/or Renin may not realize the anticipated benefits of the acquisition when or to the extent anticipated or at all; and the risks associated with the increased indebtedness incurred by Renin to finance the acquisition including, compliance with financial covenants and restrictions on Renin’s activities.

The risk factors described in the 2020 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

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

Critical Accounting Policies

See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” in the Company’s 2020 Annual Report for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of March 31, 2021, the Company had total consolidated assets of $442.0 million and shareholders’ equity of $309.5 million.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. Further, subject to market conditions and other factors, the Company may from time to time repurchase its outstanding common stock.

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Parent” or “BVH”), which was formerly known as BBX Capital Corporation.  As further described in the Company’s 2020 Annual Report and in Note 1 to the Company’s financial statements included in Item 1 of this report, on September 30, 2020, BVH completed the spin-off of the Company as a separate, publicly-traded company. In connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Further, BVH is permitted to prepay the note in whole or in part at any time.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company is observing significant increases in commodity, freight, and labor costs as a result of global supply chain disruptions, and such increases have begun to impact the Company’s operations and may have a material impact on its operations in future periods. The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of March 31, 2021, the Company’s consolidated cash balances were $87.8 million.

The discussion below provides an update on the Company’s principal holdings for the three months ended March 31, 2021, including the current impacts of the COVID-19 pandemic on their operations during 2021. However, this discussion should be read in conjunction with the discussion and analysis in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Annual Report, which provides additional information related to (i) the impacts of the COVID-19 pandemic on the Company’s principal holdings since the initial outbreak of COVID-19 in 2020 and (ii) the various risks and uncertainties associated with the effects of the pandemic on the Company’s principal holdings, which has had, and could in future periods have, a material adverse impact on the Company’s consolidated results of operations, cash flows, and financial condition.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2021 compared to the same 2020 period:

•	Total consolidated revenues of $61.9 million, a 28.4% increase compared to the same 2020 period.
•	Income from continuing operations before income taxes of $3.5 million compared to a loss from continuing operations before income taxes of $30.6 million during the same 2020 period.
•	Net income attributable to common shareholders of $2.3 million compared to net loss attributable to shareholders of $21.9 million during the same 2020 period.
•	Diluted earnings per share from continuing operations of $0.12 compared to a diluted loss per share from continuing operations of $1.10 for the same 2020 period.

The Company’s consolidated results for the three months ended March 31, 2021 compared to the same 2020 period were significantly impacted by the following:

•	A net increase in sales activity at BBXRE’s Beacon Lake Community development, as BBXRE sold 128 developed lots to homebuilders during the 2021 period compared to 87 lots during the 2020 period;
•

A net increase in trade sales resulting primarily from Renin’s acquisition of Colonial Elegance in October 2020, partially offset by the impact of the Company’s deconsolidation of IT’SUGAR in September 2020 in connection with its filing of voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code;

•

A net decrease in selling, general and administrative expenses primarily attributable to the deconsolidation of IT’SUGAR, partially offset by expenses associated with Colonial Elegance, including amortization expense related to acquired intangible assets; and

•

The recognition of impairment losses of $27.4 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of the COVID-19 pandemic; partially offset by

•	A decline in Renin’s gross margin percentage as a result of increased costs related to raw materials and the shipment of products;
•	Lower recoveries from loan losses in 2021 due to a settlement with a financial institution servicing loans for BBXRE during the 2020 period; and
•	An increase in foreign currency exchange losses related to Renin.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) from continuing operations before income taxes by reportable segment is set forth in the table below (in thousands):

	March 31,
	2021	2020	Change
BBX Capital Real Estate	$4,918	4,051	867
BBX Sweet Holdings	(417)	(28,938)	28,521
Renin	841	714	127
Other	754	(2,808)	3,562
Reconciling items and eliminations	(2,640)	(3,628)	988
Income (loss) from continuing operations before income taxes	3,456	(30,609)	34,065
(Provision) benefit for income taxes	(1,001)	5,908	(6,909)
Net income (loss) from continuing operations	2,455	(24,701)	27,156
Discontinued operations	—	(678)	678
Net income (loss)	2,455	(25,379)	27,834
Net (income) loss attributable to noncontrolling interests	(110)	3,456	(3,566)
Net income (loss) attributable to shareholders	$2,345	(21,923)	24,268

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

Overview

As further described in the Company’s 2020 Annual Report, BBXRE’s operations that were impacted by the COVID-19 pandemic during 2020 have largely returned to pre-pandemic levels, which management believes is primarily attributable to demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. In particular, sales at BBXRE’s single-family home developments and leasing and rent collections at its multifamily apartment developments have generally returned to pre-pandemic levels in most locations, and BBXRE believes that there has generally been a recovery in investor demand for the acquisition of stabilized multifamily apartment communities and the availability of debt and equity capital for financing new multifamily apartment developments.

However, BBXRE has observed a significant increase in commodity and labor prices during the first quarter of 2021, which is expected to result in higher development and construction costs. Although such increases have not yet materially impacted BBXRE’s results of operations, these increases may have a material impact on BBXRE’s operating results in future periods, as described in further detail below. In addition, the effects of the COVID-19 pandemic have resulted in significant uncertainty in the overall economy, and the resulting risks and uncertainties, which are further described in the Company’s 2020 Annual Report, could have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. As of March 31, 2021, BBXRE had investments in seven active developments sponsored by the Altman Companies, which are summarized as follows:

Project	Location	Apartment Units	Project Status at March 31, 2021	Carrying Value of BBXRE Investment at March 31, 2021
Altis Grand Central	Tampa, Florida	314	Stabilized - 96% Occupied	$2,166
Altis Promenade	Tampa, Florida	338	Stabilized - 96% Occupied	1,952
Altis Grand at The Preserve (Suncoast)	Odessa, Florida	350	Lease Up - 77% Occupied	1,132
Altis Little Havana	Miami, Florida	224	Under Construction - Expected Completion in 2021	851
Altis Miramar East/West	Miramar, Florida	650	Under Construction - Expected Completion in 2021	2,841
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	9,931
Altis Lake Willis (Vineland Pointe)	Orlando, Florida	TBD	Predevelopment	5,829

(1)

The carrying value of the BBXRE Investment at March 31, 2021 includes $9.4 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

As previously described in the Company’s 2020 Annual Report, following temporary disruptions in its operations during 2020 as a result of the COVID-19 pandemic, the operations related to the existing developments sponsored by the Altman Companies have generally returned to pre-pandemic levels. In particular, the Altman Companies collected in excess of 98% of the rents at the multifamily apartment communities under its management during the first quarter of 2021, and the volume of new leases at its communities have generally returned to, and in some cases have exceeded, pre-pandemic levels and expectations. Further, based on the progress of construction at its communities currently under construction, the Altman Companies does not at the current time expect the observed increases in commodity and labor prices to have a material impact on the costs of developing these communities. The Altman Companies has also observed increased investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the Altis Pembroke joint venture’s sale of its multifamily apartment community during the first quarter of 2021 and recent investor interest in projects currently being marketed for sale by the Altman Companies.

In addition to its existing development portfolio, the Altman Companies has been focused on the identification of new opportunities for its development pipeline. In this regard, it has identified various new potential development opportunities, which are primarily located in South Florida and the greater Tampa, Florida area, both of which are experiencing increased demand for multifamily housing, and it has also observed what it believes to be an increase in the availability of debt and equity capital for new developments. However, as it relates to these new development opportunities, the Altman Companies has observed a significant increase in commodity and labor prices, as well as supply chain disruptions and material shortages, all of which are expected to impact the costs of developing new multifamily apartment communities. Although the Altman Companies is continuing to evaluate the ultimate impact of these costs on the overall profitability of its potential future developments, a significant increase in development costs could have a material impact on the Altman Companies’ operations, including, but not limited to, (i) an inability to close on the equity and/or debt financing necessary to commence the construction of new projects as a result of a decrease in projected investor profits and (ii) a decrease in the profits expected to be earned by the BBXRE and Joel Altman as the managing member of projects that ultimately commence. These factors could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, including the land held by the Altis Lake Willis joint venture, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders who are constructing single-family homes and townhomes that are planned to range from 1,400 square feet to 4,400 square feet and priced from the high $200,000’s to the $600,000’s. The agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes and paid to BBXRE upon the closing of such home sales.

BBXRE has substantially completed the development of the lots comprising Phases 1 and 2 of the Beacon Lake Community and commenced the development of the lots comprising Phase 3 during the second quarter of 2021. The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of March 31, 2021:

		Phase 2
	Phase 1	Single-family	Townhomes	Phase 3	Phase 4	Total
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(237)	(118)	—	—	(657)
Remaining lots to sell	—	242	78	200	299	819
Lots under contract with homebuilders	—	(242)	(78)	(68)	(299)(2)	(687)
Available lots (3)	—	—	—	132	—	132

(1)

As further described in Note 2 to the Company’s consolidated financial statements included in the 2020 Annual Report, BBXRE generally recognizes revenue related to sales  of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale.

(2)

BBXRE has entered into an agreement with an unaffiliated homebuilder to sell all of the undeveloped lots comprising Phase 4 in a single transaction. Such agreement provides for the payment of a base purchase price to BBXRE but does not provide for the payment of a contingent purchase price.

(3)	BBXRE is exploring investment alternatives for the remaining lots in Phase 3, including the possible construction, leasing, and management of a portfolio of rental homes.

During the three months ended March 31, 2021, BBXRE sold 80 single-family lots and 48 townhome lots compared to 49 single-family lots and 38 townhomes lots sold during the three months ended March 31, 2020.

The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

		Phase 2
	Phase 1	Single-family	Townhomes	Total
Lots sold to homebuilders	302	237	118	657
Homes closed	293	121	61	475
Homes remaining to close	9	116	57	182

At the current time, BBXRE does not expect the observed increases in commodity and labor prices to significantly impact its costs to develop the lots in Phase 3 but does expect that the costs to construct homes on the developed lots throughout the Beacon Lake Community will be impacted. At the current time, BBXRE believes that homebuilders are likely to continue to meet their obligations to acquire lots from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales is being offset to some extent by an increase in prices for single-family homes. However, there is no assurance that this will be the case, and the increase in construction costs could result in requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts.

Other Joint Venture Activity

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the three months ended March 31, 2021, the joint venture closed on 28 single-family homes, and BBXRE recognized $0.3 million of equity earnings and received $0.5 million of distributions from the venture. As of March 31, 2021, the joint venture has executed sales contracts on an additional 115 single-family homes, and closings on sales are expected in 2021.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes.

As of March 31, 2021, BBXRE had an investment of $4.8 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single-family homes in Miramar, Florida. As of March 31, 2021, the joint venture had entered into contracts to sell 124 single-family homes, and closings on sales are expected to commence during the second half of 2021.

Although the above joint ventures expect to incur increased costs to construct homes in their respective communities, BBXRE does not currently believe such increases will have a material adverse impact on the expected profitability of these investments, as the impact of the increase in construction costs on the profitability of home sales is expected to be offset to some extent by the increase in prices for single-family homes as a result of higher demand.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Change
Sales of real estate inventory	$13,535	6,439	7,096
Interest income	475	104	371
Net gains (losses) on sales of real estate assets	105	(47)	152
Other	398	460	(62)
Total revenues	14,513	6,956	7,557
Cost of real estate inventory sold	7,858	4,632	3,226
Recoveries from loan losses, net	(508)	(3,512)	3,004
Selling, general and administrative expenses	1,974	2,336	(362)
Total costs and expenses	9,324	3,456	5,868
Operating income	5,189	3,500	1,689
Equity in net (losses) earnings of unconsolidated joint ventures	(271)	551	(822)
Income from continuing operations before income taxes	$4,918	4,051	867

BBXRE’s income from continuing operations before income taxes for the three months ended March 31, 2021 compared to the same 2020 period increased by $0.9 million primarily due to the following:

•

An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 128 developed lots during the 2021 period and 87 developed lots during the 2020 period, and an increase in the estimated contingent purchase price receivable from homebuilders that is calculated as a percentage of the sales price of completed homes on the sold lots as a result of improvements in the market for single-family housing during the 2021 period;

•	An increase in interest income associated with loans receivable from IT’SUGAR and BBXRE’s preferred equity investment in the Altis Ludlam Trail joint venture; and
•	A decrease in selling, general and administrative expenses primarily associated with lower incentive bonuses and professional fees; partially offset by,
•	A net decrease in recoveries from loan losses in 2021 due to a settlement with a financial institution servicing loans for BBXRE during the 2020 period.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates,  a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks,  a manufacturer and wholesaler of chocolate and other confectionery products.

BBX Sweet Holdings also owns approximately 93% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries based on its 93% ownership of IT’SUGAR. However, as a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.

Overview

IT’SUGAR

As further described in the Company’s 2020 Annual Report, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and the Company deconsolidated IT’SUGAR in connection with such filings.

At the current time, IT’SUGAR is continuing to operate its retail locations under the supervision of the Bankruptcy Court and the participation of the Creditors’ Committee, and it submitted its proposed Reorganization Plan in April 2021 within its exclusivity period and with the support of the Creditors’ Committee. IT’SUGAR’s proposed Reorganization Plan generally provides for (i) the full payment of administrative expenses, professional fees, and certain pre-petition claims, including priority claims, claims secured by construction liens, and its senior secured notes payable to a subsidiary of BBX Capital, which had an aggregate balance of $10.1 million as of March 31, 2021, and (ii) the payment of 15% of allowed outstanding pre-petition claims to IT’SUGAR’s general unsecured creditors. IT’SUGAR is currently soliciting its creditors for their approval of its proposed Reorganization Plan, and the Bankruptcy Court has established a preliminary date in June 2021 on which it may confirm the Reorganization Plan if the plan is ultimately approved by IT’SUGAR’s creditors. The approval of IT’SUGAR’s proposed Reorganization Plan will require, among other things, at least half of IT’SUGAR’s general unsecured creditors whose claims are deemed to be impaired to approve the plan, and the approval of such creditors must also comprise at least two-thirds of the dollar amount of the total claims of the general unsecured creditors. Based on its current estimates and the terms of its proposed Reorganization Plan, IT’SUGAR expects that it will require exit financing of up to approximately $13.0 million if the plan is approved by its creditors. As the Company’s existing secured advances to IT’SUGAR would be addressed in connection with IT’SUGAR’s proposed Reorganization Plan, the Company currently expects that it would need to advance an incremental net amount of approximately $3.0 million to IT’SUGAR if the proposed Reorganization Plan is approved and confirmed.

In connection with the Bankruptcy Cases, IT’SUGAR has executed lease amendments in relation to 72 of its retail locations. Other than 17 retail locations which have been closed during the Bankruptcy Cases, IT’SUGAR expects to continue to operate substantially all of its remaining locations and assume the existing lease agreements and amendments. However, the assumption of the lease agreements and any amendments are ultimately subject to confirmation of IT’SUGAR’s proposed Reorganization Plan.

IT’SUGAR has opened 9 “temporary” retail locations in select U.S. locations. These “temporary” retail locations required initial capital investments that were significantly lower than the investments required for IT’SUGAR’s typical retail locations, as IT’SUGAR repurposed retail spaces that were recently vacated by the prior tenants and utilized in many cases existing fixtures from certain of its other recently closed locations, and are being leased pursuant to lease agreements which have terms ranging from 13-21 months and provide for the payment of rent based on a percentage of sales. IT’SUGAR is currently evaluating additional locations in which to potentially open similar “temporary” retail locations, including 3 additional locations that are currently expected to open during the second quarter of 2021 and up to 4-6 additional locations that IT’SUGAR is projecting to open in 2021. In addition, IT’SUGAR is also evaluating a potential “large format” retail location that is similar in size to its candy department store at American Dream in New Jersey and is currently projected to open in late 2021. However, all new lease agreements for new retail locations are subject to approval by the Bankruptcy Court while the Bankruptcy Cases are ongoing, and there is no assurance that IT’SUGAR will be able to fund and open any new retail locations during the expected time frames, if at all.

Although IT’SUGAR’s sales volumes continue to be impacted by the effects of the COVID-19 pandemic and there is no assurance that its sales will not decline in future periods, IT’SUGAR’s sales since the filing of the Bankruptcy Cases have steadily improved. While IT’SUGAR’s total revenues for the three months ended September 30, 2020 had declined by approximately 50% as compared to the comparable period in 2019, IT’SUGAR’s comparable store sales (which exclude the impact of e-commerce sales and changes in the store portfolio) and total revenues for the three months ended December 31, 2020 had declined by approximately 32% and 23%, respectively, as compared to the comparable period in 2019. Further, its comparable store sales for the three months ended March 31, 2021 were approximately 10% lower than the comparable period in 2019, while its total revenues for the three months ended March 31, 2021 were approximately 11% higher than the comparable period in 2019. In addition, for April 2021, IT’SUGAR’s comparable store sales were consistent with April 2019, while its total revenues were approximately 12% higher than April 2019. (Because the 2020 periods were impacted by the closure of IT’SUGAR’s locations in March 2020, BBX Sweet Holdings does not believe that IT’SUGAR’s results from that period provide a meaningful comparison in relation to its operating results for 2021.)

However, as a result of the effects of the pandemic on global supply chains, IT’SUGAR has experienced an  increase in inventory and freight costs,  as well as delays in its supply chains. To date, IT’SUGAR has been able to mitigate the impact of increased costs through increases in the prices of its products; however, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations.

It is not possible to predict the ultimate effect of the reorganization process on IT’SUGAR’s business and creditors or when, or if, IT’SUGAR may emerge from bankruptcy. While the reorganization process may improve IT’SUGAR’s result of operations, cash flows, and financial condition if it obtains relief in relation to its pre-petition liabilities and the amendments to its lease agreements that it has negotiated are confirmed as part of its proposed Reorganization Plan, there is no assurance that it will obtain such relief, and the ultimate impact of the Bankruptcy Cases and the reorganization process on IT’SUGAR and its results of operations, cash flows, or financial condition remains uncertain.  Further, the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as a recessionary economic environment, increased inventory, freight, and labor costs, and general supply chain disruptions, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition during the bankruptcy proceedings and thereafter.

Hoffman’s Chocolates and Las Olas Confections and Snacks

Hoffman’s Chocolates has continued to be impacted by the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior. In particular, while all of its retail locations are open for operations, Hoffman’s Chocolates’ revenues were $1.5 million during the three months ended March 31, 2021 compared to $2.1 million during the same 2020 period.

Las Olas Confections and Snacks’ operations have not been significantly impacted by the effects of the COVID-19 pandemic, and its sales during the three months ended March 31, 2021 increased by approximately 9.7% as compared to its sales during the same 2020 period. However, it has begun to experience the impacts of global supply chain disruptions, including increased costs for raw materials and supply chain delays.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

		For the Three Months Ended March 31,
	Other Businesses			IT'SUGAR	Total	Change
	2021		2020	2020	2020	2021 vs 2020
Trade sales		$4,982	5,341	15,988	21,329	(16,347)
Cost of trade sales		(3,828)	(4,060)	(10,710)	(14,770)	10,942
Gross margin		1,154	1,281	5,278	6,559	(5,405)
Interest income		—	6	8	14	(14)
Other revenue		—	119	—	119	(119)
Interest expense		(26)	(21)	(40)	(61)	35
Impairment losses		—	(354)	(24,354)	(24,708)	24,708
Selling, general and administrative expenses		(1,571)	(1,903)	(8,997)	(10,900)	9,329
Total operating losses		(443)	(872)	(28,105)	(28,977)	28,534
Other income		26	18	21	39	(13)
Loss from continuing operations before income taxes		$(417)	(854)	(28,084)	(28,938)	28,521
Gross margin percentage	%	23.16	23.98	33.01	30.75	(7.59)
SG&A as a percent of trade sales	%	31.53	35.63	56.27	51.10	(19.57)

BBX Sweet Holdings loss from continuing operations before income taxes for the three months ended March 31, 2021 compared to the same 2020 period decreased by $28.5 million primarily due to the following:

•

The recognition of impairment losses in the 2020 period due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units, including IT’SUGAR, as a result of the impact of the COVID-19 pandemic on market conditions; and

•	An overall decrease in operating losses associated with IT’SUGAR due to the deconsolidation of IT’SUGAR in September 2020.

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

Overview

As of March 31, 2021, Renin has continued to operate its manufacturing and distribution facilities in spite of the ongoing effects of the COVID-19 pandemic. During the three months ended March 31, 2021, Renin’s sales have increased as compared to the same period in 2020 as a result of the acquisition of Colonial Elegance and an increase in customer demand, particularly in Renin’s retail channel, and its retail channel comprised approximately 80% of its gross sales for the three months ended March 31, 2021 as compared to approximately 60% for the same period in 2020, which reflects, among other things, the acquisition of Colonial Elegance, which expanded Renin’s retail customers to include Menards, Lowe’s Canada, and Home Depot Canada.

However, as a result of the effects of the pandemic on global supply chains, Renin has experienced a significant increase in costs related to raw materials and the shipment of products and raw materials,  which has impacted its product costs and gross margin, as well as delays in its supply chains, which has increased the risk of Renin being unable to fulfill customer orders. In an effort to mitigate the impact of these factors, Renin has been negotiating increases in prices with its customers, exploring the diversification of its global supply chains, and transferring the assembly of certain products from foreign suppliers to its own manufacturing facilities. Although the steps Renin has taken are intended to mitigate some of the impact of these factors, Renin’s product costs and gross margin are expected to continue to be adversely impacted by these factors in 2021. Further, Renin’s efforts to mitigate the increase in costs may have other negative impacts on Renin’s operations. In particular, although the increase in product and shipping costs is impacting the entire industry in which Renin operates, which has generally resulted in an overall increase in prices to customers, the negotiation of increased prices with customers increases the risk of customers exploring alternative sources for Renin’s products, which may result in Renin losing customers and/or lowering prices in an effort to retain customers. In addition, while Renin has generally been engaged in efforts to diversify its supply chain and limit its exposure to geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials has inhibited Renin’s efforts to maintain a diversified supply chain.

In April 2021, Renin was notified by one of its major customers that the customer will no longer be purchasing certain products from Renin commencing in late 2021. These products were previously estimated to comprise approximately 7% of Renin’s estimated net sales for fiscal 2021. Further, Renin understands that the customer is also evaluating alternative sources for certain other products previously estimated to comprise approximately 6% of Renin’s estimated net sales for fiscal 2021. With respect to the products currently being evaluated by the customer, Renin is seeking to maintain its sales of these products to the customer but expects that do to so it will be required to lower its pricing for the products. Renin expects that these events will negatively impact its sales, gross margin, and profitability and could also result in (i) the recognition of impairment losses related to its goodwill and long-lived assets and (ii) noncompliance with the terms of its outstanding credit facility with TD Bank. If Renin is required to seek a waiver from the bank as a result of noncompliance with the terms of its credit facility and is unable to obtain a waiver, it may  lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

In addition to the above, although Renin’s manufacturing and distribution facilities have to date remained open throughout the pandemic, recent increases in COVID-19 cases in Canada may result in closures in its facilities located in Canada. Further, while consumer demand for Renin’s products has generally remained strong throughout the COVID-19 pandemic, which Renin believes may be attributable to a consumer focus on home improvements, it is possible that consumer demand may shift away from home improvements as many portions of the economy reopen, particularly in the United States.

The risks and uncertainties resulting from the matters described above and the significant uncertainty in the overall economy resulting from the COVID-19 pandemic, which is also further described in the Company’s 2020 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021		2020	Change
Trade sales		$38,691	17,446	21,245
Cost of trade sales		(32,656)	(14,275)	(18,381)
Gross margin		6,035	3,171	2,864
Interest expense		(410)	(114)	(296)
Selling, general and administrative expenses		(4,304)	(2,618)	(1,686)
Total operating income		1,321	439	882
Other expense		—	(3)	3
Foreign exchange (loss) gain		(480)	278	(758)
Income from continuing operations before income taxes		$841	714	127
Gross margin percentage	%	15.60	18.18	(2.58)
SG&A as a percent of trade sales	%	(11.12)	(15.01)	3.89

Renin’s income from continuing operations before income taxes for the three months ended March  31, 2021 was $0.8 million compared to $0.7 million during the same 2020 period. The increase was primarily due to the following:

•	An increase in Renin’s trade sales and gross margin resulting primarily from the acquisition of Colonial Elegance in October 2020; partially offset by
•	A decrease in Renin’s gross margin percentage as a result of increased costs related to raw materials and the shipment of products and raw materials;
•	An increase in interest expense associated with Renin’s use of its credit facility with TD Bank to fund a significant portion of the purchase price for the Colonial Elegance acquisition;
•

An increase in selling, general, and administrative expenses primarily due to ongoing expenses associated with Colonial Elegance, including amortization expense related to acquired intangible assets; and

•

An increase in foreign currency exchange losses due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar and an overall increase in assets and liabilities denominated in Canadian dollars as of March 31, 2021 as compared to March 31, 2020 as a result of the acquisition of Colonial Elegance.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three months ended March 31, 2021, the Company recognized income from continuing operations before income taxes related to these other businesses of $0.8 million, as compared to a loss before income taxes of $2.8 million for the three months ended March 2020. During the three months ended March 31, 2021, the Company reversed $0.3 million of rent expense as a result of rent abatements obtained due to the effects of COVID-19 pandemic on the restaurant located in South Florida. During the three months ended March 31, 2020, the Company recognized $2.7 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate general and administrative expenses;
•	Interest income on the $75.0 million note receivable from BVH;
•	Interest income on interest-bearing cash accounts; and
•	Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

During the three months ended March 31, 2020, BBX Capital’s corporate general and administrative expenses consisted primarily of an allocation of the cost of services provided by BVH to the Company for various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while during the three months ended March 31, 2021, its corporate general and administrative expenses consisted of the actual costs of these functions, as many of these functions were transferred to BBX Capital in connection with the spin-off from BVH. BBX Capital’s corporate general and administrative expenses for the three months ended March 31,  2021 and 2020  were $3.8  million and $3.8 million, respectively.

Interest Income

BBX Capital’s interest income for the three months ended March 31, 2021 and 2020 was $1.2 million and $0, respectively.  During the three months ended March 31, 2021, BBX Capital recognized $1.1 million of interest income from its $75.0 million note receivable from BVH and $50,000 of interest income from interest bearing accounts at financial institutions. BBX Capital had no interest income during three months ended March 31, 2020, as BVH issued the $75.0 million note to BBX Capital and transferred most of its cash and short-term investments to BBX Capital in connection with the spin-off on September 30, 2020.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income or loss before income taxes reduced by net income or loss attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately 29% and 19% during the three months ended March 31, 2021 and 2020, respectively. The Company’s effective income tax rates for the three months ended March  31, 2021 and 2020 were impacted by the Company’s nondeductible executive compensation and state income taxes. The effective income tax rate for the 2020 period reflects an estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

Discontinued Operations

As described in Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of the Company, previously entered into area development and franchise agreements with MOD Pizza related to the development of MOD Pizza franchised restaurant locations throughout Florida and, through 2019, had opened nine restaurant locations. In September 2019, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

The Company recognized a pre-tax loss from discontinued operations of $0.9 million during the three months ended March 31, 2020. The pre-tax loss was primarily attributable to an impairment loss associated with the termination of a lease obligation.

Net Income or Loss Attributable to Noncontrolling Interests

During the three months ended March 31, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a partially-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was previously required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries,  the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR.

The net income attributable to noncontrolling interests of $0.1 million during the three months ended March 31, 2021 reflects income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure. The net loss attributable to noncontrolling interests of $3.5 million during the three months ended March 31, 2020 was primarily due to the recognition of impairment losses related to goodwill and long-lived assets as a result of the COVID-19 pandemic, including $2.7 million in losses attributed to the redeemable noncontrolling interest in IT’SUGAR.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities	$3,790	(4,477)
Cash flows used in investing activities	(1,778)	(2,659)
Cash flows (used in) provided by financing activities	(4,242)	4,052
Net decrease in cash, cash equivalents and restricted cash	$(2,230)	(3,084)
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$88,157	18,203

Cash Flows from Operating Activities

The Company’s cash provided by operating activities increased by $8.3 million during the three months ended March  31, 2021 compared to the same 2020 period primarily due to higher sales of real estate inventory by BBXRE, higher operating income at Renin, and lower operating losses at BBX Sweet Holdings. The decrease in operating losses at BBX Sweet Holdings during the 2021 period compared to the 2020 period was primarily the result of IT’SUGAR’s operating losses during the 2020 period.

Cash Flows from Investing Activities

The Company’s cash used in investing activities decreased by $0.9 million during the three months ended March  31, 2021 compared to the same 2020 period primarily due to a decline in purchases of property and equipment, partially offset by lower proceeds from the repayment of loans.

Cash Flows from Financing Activities

The Company’s cash used in financing activities increased by $8.3 million during the three months ended March  31, 2021 compared to the same 2020 period, which was primarily due to a $4.6 million decrease in borrowings in 2021 as compared to the 2020, the repurchase of $1.7 million of Class A Common Stock during the 2021 period, and $3.4 million of net transfers from Parent during the 2020 period, partially offset by $1.4 million of lower repayments of notes payable and other borrowings.

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

Commitments

The Company’s material commitments as of March  31, 2021 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of March 31, 2021 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$2,077	7,765	40,856	19,136	(887)	68,947
Noncancelable operating leases	2,313	4,661	4,037	5,384	—	16,395
Total contractual obligations	4,390	12,426	44,893	24,520	(887)	85,342
Interest Obligations (2)
Notes payable and other borrowings	2,792	5,548	4,861	14,664	—	27,865
Total contractual interest	2,792	5,548	4,861	14,664	—	27,865
Total contractual obligations	$7,182	17,974	49,754	39,184	(887)	113,207

(1)

Does not include BBXRE’s obligation under the Altman Companies’ operating agreement to purchase an additional 40% equity interest in January 2023 for a purchase price, subject to certain adjustments, of $9.4 million or additional amounts it may invest in the Altman Companies or its sponsored joint ventures. In addition, does not include contractual obligations of IT’SUGAR, which is no longer consolidated by the Company as a result of its filing of the Bankruptcy Cases on September 22, 2020.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2021.

Liquidity and Capital Resources

As of March  31, 2021, the Company had cash, cash equivalents, and short-term investments of approximately $91.4 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic and current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development, and contributions from BVH. However, as a result of the spin-off of BBX Capital from BVH, the Company will no longer receive capital contributions from BVH. As a result, the Company believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional opportunistic investments in real estate, its existing operating businesses, or other opportunities. However, as discussed above, the Company’s management intends to evaluate any operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $7.0 million to $8.0 million in the Altman Companies and certain related joint ventures during the remainder of 2021 relating to planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects, although BBXRE currently expects to receive a reimbursement of predevelopment expenditures in connection with the commencement of a new project that would partially offset these expected contributions if the project is commenced. Further, based on its current pipeline of new potential development projects, BBXRE currently estimates that it may invest an additional $7.0 million to $8.0 million in the managing member of newly formed joint ventures for new projects during the remainder of 2021. However, the timing of the commencement of such projects may result in such estimated investments occurring in a later period.  As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more of such new projects originated by the Altman Companies. Furthermore, if the Altman Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. Based on its current pipeline of new potential development projects, BBXRE currently expects that it will make this contribution to ABBX Guaranty, LLC in 2022.

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

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE expects that it may be required to contribute additional capital of approximately $1.0 million to $2.0 million to its existing joint ventures during the next twelve to twenty-four months based on the current plans and estimates associated with the related development projects.

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time by BBX Capital’s board of directors without prior notice. As of March 31, 2021, 338,897 shares of the Company’s Class A Common Stock have been purchased for approximately $2.1 million under the share repurchase program, which reflects an average cost of $6.30 per share, including fees.

The Company owns all of IT’SUGAR’s Class A Preferred Units and 90.4% of its Class B Common Units and has loans outstanding to IT’SUGAR of approximately $10.1 million, including $4.0 million of DIP financing provided to IT’SUGAR in connection with its bankruptcy proceedings.  The Company may advance additional funds to IT’SUGAR, including a net amount of $3.0 million in additional financing in connection with the potential confirmation of IT’SUGAR’s proposed Reorganization Plan, as further described above.

Credit Facilities with Future Availability

As of March  31, 2021,  Renin had the following credit facility:

Toronto-Dominion Commercial Bank Credit Facility (“TD Bank”).  Renin has a credit facility with TD Bank that includes a $30.0 million term loan (the “Term Loan”) and a revolving operating loan of up to $20.0 million (the “Operating Loan”), both of which mature in October 2025. As of March 31, 2021, the outstanding amounts under the Term Loan and Operating Loan were $29.4 million and $17.3 million, respectively, with effective interest rates of 3.25% and 3.56%, respectively.

As of March 31, 2021, Renin had availability of approximately $2.7 million under the Operating Loan, subject to eligible collateral and the terms of the facility. However, the potential effects of the current economic environment, including increased costs and the potential loss of customers as a result of the inflationary environment, could impact its ability to remain in compliance with the financial covenants under its credit facility, which could limit the extent of availability under the Operating Loan in future periods and/or require Renin to repay all or a portion of these borrowings with TD Bank.

As described in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Renin is currently engaged in a dispute with one of its suppliers and recognized costs related to this dispute during the year ended December 31, 2020. As of March 31, 2021, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, Renin may be unable to comply with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from TD Bank, and if unable to obtain a waiver, might lose availability under its Operating Loan, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are primarily accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of March 31, 2021 and December 31, 2020, the Company’s investments in these joint ventures totaled $60.4 million and $58.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

The Company owns all of IT’SUGAR’s Class A Preferred Units and 90.4% of its Class B Common Units and accounts for its $23.2 million investment in and advances to IT’SUGAR at cost. Although the Company is not obligated to finance the activities of IT’SUGAR in bankruptcy, in October 2020, a subsidiary of the Company provided a $4.0 million DIP credit facility to IT’SUGAR, and the Company may advance additional funds to IT’SUGAR. In the future, the Company may decide not to advance additional funds to IT’SUGAR during the pendency of the Bankruptcy Cases, which could result in a dilution of the Company’s investment in IT’SUGAR if funding is provided by others and result in additional impairment charges.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2020 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our 2020 Annual Report.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2020 Annual Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A Common Stock under its October 2020 repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2021	—	—	—	$10,000,000
February 1 – February 28, 2021	—	—	—	$10,000,000
March 1 – March 31, 2021	338,897	$6.30	338,897	$7,863,995

Item 6.    Exhibits

Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

March 10, 2021	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

March 10, 2021	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer