Form 10-Q
period 2021-06-30
BBX Capital, Inc.
filed 2021-08-10
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

000-56177

BBX Capital, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-4669146
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

201 East Las Olas Boulevard, Suite 1900
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

YES [ ]  NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2021 is as follows:

Class A Common Stock of $.01 par value, 13,624,209 shares outstanding.
Class B Common Stock of $.01 par value, 3,693,596 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$101,851	90,037
Restricted cash	350	350
Trade accounts receivable, net	27,394	29,507
Trade inventory	42,564	31,846
Real estate ($8,264 in 2021 and $9,031 in 2020 held for sale)	40,639	55,800
Investments in and advances to unconsolidated real estate joint ventures	55,288	58,010
Investment in and advances to IT'SUGAR, LLC	—	22,976
Note receivable from Bluegreen Vacations Holding Corporation	75,000	75,000
Property and equipment, net	28,437	7,803
Goodwill	20,796	8,277
Intangible assets, net	31,321	22,420
Operating lease assets	70,615	13,488
Deferred tax asset, net	6,472	7,424
Other assets	35,932	24,718
Total assets	$536,659	447,656
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$18,117	14,472
Accrued expenses	40,161	30,852
Other liabilities	5,154	5,455
Operating lease liabilities	79,485	14,141
Notes payable and other borrowings	64,275	73,483
Total liabilities	207,192	138,403
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	1,009	—
Equity:
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 15,026,994 in 2021 and 15,624,091 in 2020	150	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,693,596 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	306,827	310,588
Accumulated earnings (deficit)	19,008	(3,457)
Accumulated other comprehensive income	2,182	1,830
Total shareholders' equity	328,204	309,154
Noncontrolling interests	254	99
Total equity	328,458	309,253
Total liabilities and equity	$536,659	447,656

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Trade sales	$46,532	23,050	92,446	63,936
Sales of real estate inventory	12,390	2,839	25,925	9,278
Interest income	1,667	83	3,317	199
Net gains (losses) on sales of real estate assets	204	13	309	(34)
Other revenue	925	619	1,596	1,406
Total revenues	61,718	26,604	123,593	74,785
Costs and expenses:
Cost of trade sales	37,567	23,269	74,460	53,049
Cost of real estate inventory sold	5,568	1,474	13,426	6,106
Interest expense	294	—	584	—
Recoveries from loan losses, net	(1,137)	(1,525)	(1,645)	(5,037)
Impairment losses	—	3,305	—	30,740
Selling, general and administrative expenses	14,039	13,718	27,237	35,038
Total costs and expenses	56,331	40,241	114,062	119,896
Operating income (losses)	5,387	(13,637)	9,531	(45,111)
Equity in net earnings of unconsolidated real estate joint ventures	4,443	145	4,172	696
Other income	129	75	192	111
Gain on the consolidation of IT'SUGAR, LLC	15,890	—	15,890	—
Foreign exchange gain (loss)	976	(6)	496	272
Income (loss) from continuing operations before income taxes	26,825	(13,423)	30,281	(44,032)
(Provision) benefit for income taxes	(6,588)	3,306	(7,589)	9,214
Net income (loss) from continuing operations	20,237	(10,117)	22,692	(34,818)
Discontinued operations
Gain (loss) from operations	—	798	—	(91)
(Provision) benefit for income taxes	—	(194)	—	17
Income (loss) from discontinued operations	—	604	—	(74)
Net income (loss)	20,237	(9,513)	22,692	(34,892)
Net (income) loss attributable to noncontrolling interests	(117)	856	(227)	4,312
Net income (loss) attributable to shareholders	$20,120	(8,657)	22,465	(30,580)

Basic and diluted earnings (loss) per share from continuing operations	$1.07	(0.48)	1.18	(1.58)
Basic and diluted earnings per share from discontinued operations	—	0.03	—	—
Total basic and diluted earnings (loss) per share	$1.07	(0.45)	1.18	(1.58)
Weighted average number of common shares outstanding	18,811	19,318	19,046	19,318

Net income (loss)	$20,237	(9,513)	22,692	(34,892)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	14	41	12	4
Foreign currency translation adjustments	226	195	340	(355)
Other comprehensive income (loss), net	240	236	352	(351)
Comprehensive income (loss), net of tax	20,477	(9,277)	23,044	(35,243)
Comprehensive (income) loss attributable to noncontrolling interests	(117)	856	(227)	4,312
Comprehensive income (loss) attributable to shareholders	$20,360	(8,421)	22,817	(30,931)

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended June 30, 2021 and 2020
(In thousands)

	Shares of					Accumulated
	Common Stock		Common			Other
	Outstanding		Stock			Comprehen-	Non-
	Class		Class		Parent	sive	controlling	Total
	A	B	A	B	Equity	Income	Interests	Equity
Balance, March 31, 2020	—	—	$—	—	160,655	967	288	161,910
Net loss excluding $846 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(8,657)	—	(10)	(8,667)
Other comprehensive income	—	—	—	—	—	236	—	236
Accretion of redeemable noncontrolling interest	—	—	—	—	(697)	—	—	(697)
Net transfers from Parent	—	—	—	—	91,631	—	—	91,631
Balance, June 30, 2020	—	—	$—	—	242,932	1,203	278	244,413

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional	Accumulated	Other	Non-
	Class		Class		Paid-in	(Deficit)	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, March 31, 2021	15,285	3,694	$153	37	308,455	(1,112)	1,942	209	309,684
Net income excluding $72 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	20,120	—	45	20,165
Other comprehensive income	—	—	—	—	—	—	240	—	240
Purchase and retirement of common stock	(258)	—	(3)	—	(1,628)	—	—	—	(1,631)
Balance, June 30, 2021	15,027	3,694	$150	37	306,827	19,008	2,182	254	328,458

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2021 and 2020
(In thousands)

	Shares of					Accumulated
	Common Stock		Common			Other
	Outstanding		Stock			Comprehen-	Non-
	Class		Class		Parent	sive	controlling	Total
	A	B	A	B	Equity	Income	Interests	Equity
Balance, December 31, 2019	—	—	$—	—	179,681	1,554	1,001	182,236
Net loss excluding $3,589 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(30,580)	—	(723)	(31,303)
Other comprehensive loss	—	—	—	—	—	(351)	—	(351)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,248)	—	—	(1,248)
Net transfers from Parent	—	—	—	—	95,079	—	—	95,079
Balance, June 30, 2020	—	—	$—	—	242,932	1,203	278	244,413

	Share of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional	Accumulated	Other	Non-
	Class		Class		Paid-in	(Deficit)	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income excluding $72 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	22,465	—	155	22,620
Other comprehensive income	—	—	—	—	—	—	352	—	352
Purchase and retirement of common stock	(597)	—	(6)	—	(3,761)	—	—	—	(3,767)
Balance, June 30, 2021	15,027	3,694	$150	37	306,827	19,008	2,182	254	328,458

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss) from continuing operations	$22,692	(34,818)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Recoveries from loan losses, net	(1,645)	(5,037)
Depreciation, amortization and accretion, net	2,238	3,780
Net (gains) losses on sales of real estate and property and equipment	(367)	34
Gain on the consolidation of IT'SUGAR, LLC	(15,890)	—
Equity in net earnings of unconsolidated real estate joint ventures	(4,172)	(696)
Return on investment in unconsolidated real estate joint ventures	7,161	3,991
Decrease (increase) in deferred income tax asset, net	952	(6,650)
Impairment losses	—	31,588
(Increase) decrease in trade inventory	(4,835)	2,342
Decrease (increase) in trade receivables	2,714	(2,053)
Decrease (increase) in real estate inventory	10,238	(316)
Net change in operating lease asset and operating lease liability	470	(507)
Increase in other assets	(9,068)	(234)
Increase in accrued expenses	1,176	230
Decrease in due to parent	—	(2,046)
Increase in accounts payable	1,226	1,712
Net cash used from operating activities in discontinued operations	—	(74)
Increase (decrease) in other liabilities	119	(102)
Net cash provided by (used in) operating activities	13,009	(8,856)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	7,954	748
Investments in unconsolidated real estate joint ventures	(8,221)	(12,664)
Proceeds from repayment of loans receivable	2,421	5,259
Proceeds from sales of real estate held-for-sale	1,105	—
Repayment of advances to IT'SUGAR	222	—
Additions to real estate held-for-sale and held-for-investment	(30)	(59)
Purchases of property and equipment	(2,102)	(3,574)
Cash acquired in the consolidation of IT'SUGAR, LLC	6,909	—
Change in cash from other investing activities	(217)	(34)
Net cash provided by (used in) investing activities	8,041	(10,324)
		(Continued)

	For the Six Months Ended June 30,
	2021	2020
Financing activities:
Repayments of notes payable and other borrowings	(7,257)	(13,179)
Proceeds from notes payable and other borrowings	1,788	13,062
Purchase and retirement of Class A Common Stock	(3,767)	—
Net transfers from parent	—	95,079
Net cash (used in) provided by financing activities	(9,236)	94,962
Increase in cash, cash equivalents and restricted cash	11,814	75,782
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$102,201	97,069

Interest paid on borrowings, net of amounts capitalized	$253	—
Income taxes paid	1,908	—
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	264	7,386
Increase in other assets upon issuance of Community Development District Bonds	—	8,213
Operating lease assets obtained in exchange for new operating lease liabilities	1,866	4,063
Assumption of Community Development District Bonds by homebuilders	4,157	1,987
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	101,851	96,537
Restricted cash	350	529
Cash discontinued operations	—	3
Total cash, cash equivalents, and restricted cash	$102,201	97,069

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

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed the spin-off of the Company, which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which owns 93% of IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and Bluegreen Vacations changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of June 30, 2021, the percentage of total common equity represented by the Class A and Class B Common Stock was 80% and 20%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

Share Repurchase Program

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice.

During the six months ended June 30, 2021, BBX Capital purchased 597,088 shares of its Class A Common Stock for approximately $3.8 million under the share repurchase program at an average cost of $6.29 per share, including fees.

Tender Offer

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share. In June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares.

In July 2021, BBX Capital completed the cash tender offer and purchased 1,402,785 shares of its Class A Common Stock at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.2 million. The shares purchased in the tender offer represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock. After giving effect to the purchase and retirement of the shares, BBX Capital had 17,317,805 shares of Common Stock issued and outstanding, consisting of 13,624,209 shares of its Class A Common Stock and 3,693,596 shares of its Class B Common Stock.

Earnings Per Share

Basic and diluted earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average shares outstanding. For the three and six months ended June 30, 2020, the weighted average shares outstanding was based on the 19,317,687 shares issued in connection with the spin-off on September 30, 2020, while for the three and six months ended June 30, 2021, the weighted average shares outstanding was based on the actual weighted average number of shares outstanding for the applicable period.

Principal Investments

BBX Capital’s principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items, Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”)

(the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. See Note 16 for further discussion.

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

During the three months and six months ended June 30, 2021, Renin’s total revenues included $28.6 million and $60.0 million, respectively, of trade sales to three major customers and their affiliates and $12.6 million and $26.9 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $8.0 million, $11.6 million, and $9.0 million for the three months ended June 30, 2021, which represented 14.0%, 18.8%, and 14.6% of the Company’s total revenues for the three months ended June 30, 2021. Revenues from each of the three major customers were $17.3 million, $22.7 million, and $20.0 million for the six months ended June 30, 2021, which represented 14.0%, 18.3%, and 16.2% of the Company’s total revenues for the six months ended June 30, 2021.

During the three months and six months ended June 30, 2020, Renin’s total revenues included $10.0 million and $21.7 million, respectively, of trade sales to two major customers and their affiliates and $6.0 million and $11.4 million, respectively, of revenues generated outside the United States. Revenues from each of the two major customers were $6.8 million and $3.2 million for the three months ended June 30, 2020, which represented 25.7% and 11.9% of the Company’s total revenues for the three months ended June 30, 2020. Revenues from each of the two major customers were $13.0 million and $8.7 million for the six months ended June 30, 2020, which represented 17.4% and 11.6% of the Company’s total revenues for the six months ended June 30, 2020.

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

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, as well as certain subsidiaries in which ownership was transferred from Parent in connection with the spin-off transaction described above. However, for the periods prior to the spin-off on September 30, 2020, including for the three and six months ended June 30, 2020, the condensed consolidated financial statements reflect the combined financial statements of these entities, which have been derived from the accounting records of Parent and these companies, and should be read with the accompanying notes thereto. The condensed consolidated financial statements for the periods prior to the spin-off on September 30, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

For the three and six months ended June 30, 2020, the majority of the revenues, expenses, and cash flows of the Company have been identified based on the legal entities included in the spin-off transaction. However, the historical costs and expenses reflected in the condensed consolidated financial statements for these periods also include an allocation for certain corporate and shared service functions that were historically provided by Parent prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of the combined revenues and equity in earnings of unconsolidated joint ventures of Parent and its subsidiaries. The Company believes that the assumptions underlying the condensed consolidated financial statements for these periods, including the assumptions regarding the allocation of general corporate expenses from the Parent, are reasonable. However, the condensed consolidated financial statements for the three and six months ended June 30, 2020 may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company during the periods presented. Actual costs that would have been incurred if the Company operated as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurs costs associated with being a public company that are not reflected in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods. In addition, current levels of illness caused by COVID-19 and related variants are rising and indicate that the pandemic and its impact on the Company are not over and remain uncertain. The CDC recently issued new guidance regarding the use of masks, and vaccination policies are increasingly being implemented by government agencies and may vary across different jurisdictions where the Company operates. In addition, various state and local government officials may in the future issue new or revised orders that are different than the ones under which the Company is currently operating. Accordingly, the duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of June 30, 2021, the Company’s consolidated cash balances were $101.9 million.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of June 30, 2021:

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although companies can apply this standard immediately, the guidance will only be available for a limited time (generally through December 31, 2022). The Company currently has a LIBOR indexed credit facility which had an outstanding balance of $46.2 million as of June 30, 2021 and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity and the related impact that this standard may have on its consolidated financial statements.

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

As of December 31, 2020, the Company reported a provisional purchase price allocation based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the six months ended June 30, 2021, additional information was obtained related to the assets and liabilities associated with Colonial Elegance, and the Company updated its provisional purchase price allocation based on its updated preliminary valuation. The following table summarizes the provisional purchase price allocation based on the Company’s current preliminary valuation, including the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

(1)Identifiable intangible assets were comprised of $3.7 million, $15.8 million, and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are being amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

(2)Includes an intangible asset of $1.0 million related to below market rents associated with an office lease that is expected to be recognized over the lease term of approximately seven years.

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

3. Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Trade receivables	$27,978	29,860
Allowance for expected credit losses	(584)	(353)
Total trade receivables	$27,394	29,507

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$8,690	6,191
Paper goods and packaging materials	1,460	1,322
Finished goods	32,414	24,333
Total trade inventory	$42,564	31,846

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Real estate held-for-sale	$8,264	9,031
Real estate held-for-investment	5,992	5,992
Real estate inventory	26,383	40,777
Total real estate	$40,639	55,800

0

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of June 30, 2021, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Altis Grand Central	$2,149	$2,287
Altis Promenade	—	1,964
Altis Ludlam Trail	10,220	9,653
Altis Grand at The Preserve (Suncoast)	1,115	1,086
Altis Pembroke Gardens	—	310
Altis Wiregrass	—	163
Altis Little Havana	858	844
Altis Lake Willis (Vineland Pointe)	6,114	5,446
Altis Miramar East/West	2,855	2,818
The Altman Companies	15,884	15,222
ABBX Guaranty	3,750	3,750
Bayview	1,343	1,563
Marbella	1,788	6,971
Chapel Trail	153	153
The Main Las Olas	2,567	2,462
Sky Cove	1,651	3,287
Sky Cove South	4,810	—
Other	31	31
Total	$55,288	$58,010

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

In March 2021, the Altis Pembroke Gardens joint venture sold its 280 unit multifamily apartment community in Pembroke Pines, Florida. As a result of the sale, BBXRE recognized $0.3 million of equity earnings during the six months ended June 30, 2021.

In June 2021, the Altis Promenade joint venture sold its 338 unit multifamily apartment community located in Lutz, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $7.1 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.3 million during the three and six months ended June 30, 2021.

In July 2021, the Altis Grand at The Preserve joint venture sold its 350 unit multifamily apartment community located in Odessa, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $5.8 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.0 million during the three months ended September 30, 2021.

7. Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$6,936	14,864	$8,277	37,248
IT'SUGAR emergence from bankruptcy	13,860	—	13,860	—
Impairment losses	—	—	—	(22,384)
Colonial Elegance acquisition adjustments to provisional goodwill	—	—	(1,341)	—
Balance, end of period	$20,796	14,864	$20,796	14,864

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

There were no impairment indicators relating to the Company’s goodwill during the three and six months ended June 30, 2021, and accordingly, the Company did not test its goodwill for impairment as of March 31, 2021 or June 30, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for goodwill and its method and assumptions used to estimate the fair value of its reporting units in connection with its goodwill impairment testing.

In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. The Company applied the acquisition method of accounting to the consolidation of IT’SUGAR on the Effective Date and recognized $13.9 million of goodwill. See Note 16 for further discussion of the IT’SUGAR bankruptcy proceedings.

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

During the three and six months ended June 30, 2020, the Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $5.4 million during the six months ended June 30, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

There were no impairment indicators relating to the Company’s long-lived assets during the three and six months ended June 30, 2021, and accordingly, the Company did not test its long-lived assets for impairment as of March 31, 2021 or June 30, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for long-lived assets and its method and assumptions used to estimate the future cash flows and fair values of its long-lived assets in connection with its impairment testing for such assets.

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

During the three and six months ended June 30, 2020, the Company recognized impairment losses of $2.2 million associated with certain of its investments in unconsolidated real estate joint ventures. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. There were no indicators that the fair values of the Company’s equity method investments had declined below their respective carrying values during the three and six months ended June 30, 2021.

See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for equity method investments and its method and assumptions used to estimate the fair value of its investments in connection with its impairment testing for such investments.

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2021			December 31, 2020
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$17,306	4.25-6.00%	$27,571	$27,565	4.25-6.00%	$42,230
TD Bank Term Loan and Line of Credit	46,236	3.28%	(1)	45,573	3.30%	(1)
Centennial Bank Note (2)	1,406	5.25%	1,815	1,428	5.25%	1,840
Other	35	4.22%	—	43	4.22%	—
Unamortized debt issuance costs	(708)			(1,126)
Total notes payable and other borrowings	$64,275			$73,483

(1)The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.

(2)BBX Capital is guarantor of the note.

See Note 11 to the Company’s consolidated financial statements included in the 2020 Annual Report for additional information regarding the above listed notes payable and other borrowings.

There were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the six months ended June 30, 2021.

As of June 30, 2021, Renin had availability of approximately $6.6 million under its TD Bank revolving line of credit, subject to available collateral and the terms of the facility, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to, the effects of the COVID-19 pandemic on Renin’s operations, supply chain disruptions, an adverse outcome in Renin’s ongoing dispute with a foreign supplier which requires Renin to settle the dispute in cash (as further described in Note 11), and the loss of sales from one or more major customers, could impact its ability to remain in compliance with its financial covenants and the extent of availability under its credit facility with TD Bank in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021 to increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the amendment to the credit facility temporarily increases the maximum total leverage ratio included in the financial covenants of the facility but prohibits Renin from making distributions to BBX Capital through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company will revert to the requirements under the facility immediately prior to the amendment.

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. Pursuant to the terms and conditions of the credit facility, the Company is required to comply with certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility, and the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility.

9. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Trade sales - wholesale	$37,692	18,399	$80,160	39,273
Trade sales - retail	8,840	4,651	12,286	24,663
Sales of real estate inventory	12,390	2,839	25,925	9,278
Revenue from customers	58,922	25,889	118,371	73,214
Interest income	1,667	83	3,317	199
Net gains (losses) on sales of real estate assets	204	13	309	(34)
Other revenue	925	619	1,596	1,406
Total revenues	$61,718	26,604	$123,593	74,785

As of June 30, 2021 and December 31, 2020, the Company’s other assets in its condensed consolidated statements of financial condition included $10.8 million and $2.9 million of estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders.

10. Income Taxes

The Company’s income tax provision (benefit) and current and deferred income taxes were calculated on a separate return basis through September 30, 2020, the date of the spin-off from Bluegreen Vacations. The Company became a tax filer when it converted from a Florida limited liability company into a Florida corporation as of September 29, 2020.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states in which the Company operates. The Company’s effective tax rate was applied to income or loss from continuing operations before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate from continuing operations for the three and six months ended June 30, 2021 was approximately 23% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the three and six months ended June 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

The Company’s effective income tax rate from continuing operations for the three and six months ended June 30, 2020 was approximately 25% and 21%, respectively, and reflects an estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

Certain of Bluegreen Vacations’ state filings are under examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of June 30, 2021.

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

As of June 30, 2021, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, it may cause Renin to be out of compliance with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank, and if unable to obtain a waiver, might lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

Other Commitments and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is a guarantor of 50% of the outstanding balance of a third-party loan to the Bayview real estate joint venture, which had an outstanding balance of $5.0 million as of June 30, 2021.

•BBX Capital is guarantor on a lease agreement executed by IT’SUGAR for base rent of $0.8 million and common area costs for the lease term which expires in January 2023.

•BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.

12. Noncontrolling Interests

The noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 of $0.3 million and $0.1 million, respectively, is comprised of a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure. During the three and six months ended June 30, 2021, the Company attributed $45,000 and $0.2 million, respectively, of net income to the noncontrolling interest, while during the three and six months ended June 30, 2020, the Company attributed $10,000 and $0.7 million, respectively, of net loss to the noncontrolling interest.

During the three and six months ended June 30, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a partially-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR during such periods. The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interest in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to the Effective Date. The net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.1 million for the period from the Effective Date to June 30, 2021.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$101,851	101,851	101,851	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations	75,000	77,585	—	—	77,585
Financial liabilities:
Notes payable and other borrowings	64,275	72,042	—	—	72,042

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,037	90,037	90,037	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations	75,000	78,218	—	—	78,218
Financial liabilities:
Notes payable and other borrowings	73,483	77,500	—	—	77,500

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

The estimated fair value of the Company’s note receivable from Bluegreen Vacations was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate.

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

14. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 79% of BBX Capital’s total voting power. Mr. Alan B. Levan also serves as the Chairman, Chief Executive Officer, and President of Bluegreen Vacations, and Mr. Abdo also serves as Vice Chairman of Bluegreen Vacations. Additionally, Mr. Jarett Levan and Mr. Wise serve as directors of Bluegreen Vacations.

Included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income during the three and six months ended June 30, 2021 was $0 and $0.2 million, respectively, of rent for office space provided by Bluegreen Vacations to the Company. Included in selling, general and administrative expenses during the three and six months ended June 30, 2020 was $0.4 million and $0.9 million, respectively, for management advisory services and employer provided medical insurance provided by Bluegreen Vacations to the Company. The Company reimbursed Bluegreen Vacations the actual cost of providing the services.

The Company provides management services to the Altman Companies and recognized $0.1 million, net, during the three and six months ended June 30, 2021 and $0.1 million during the three and six months ended June 30, 2020 in return for such services. The Company also provides administrative services to Bluegreen Vacations and received $0.2 million and $0.4 million during the three and six months ended June 30, 2021, respectively, in return for such services.

Included in other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss or income for each of the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively, for providing risk management consulting services to Bluegreen Vacations, and $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2020. Included in interest income is $33,000 and $0.1 million of interest income on loans receivable from IT’SUGAR for the three and six months ended June 30, 2021, respectively, which was not eliminated in consolidation during the periods in which the Company did not consolidate IT’SUGAR. See Note 16 for further discussion.

During the three and six months ended June 30, 2020, expenses related to certain support functions provided by Bluegreen Vacations, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 were $4.1 million and $7.9 million, respectively. The allocated support function costs were recognized as contributed capital in the Company’s condensed consolidated statements of financial condition for the three and six months ended June 30, 2020.

As further described in Note 1, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2021 was $1.1 million and $2.3 million, respectively, relating to accrued interest on the $75.0 million note receivable from Bluegreen Vacations.

The components of net transfers from Bluegreen Vacations in the condensed consolidated statement of changes in equity consisted of the following (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020
Cash pooling	$87,362	87,007
Corporate overhead allocations	4,124	7,927
Asset transfers	145	145
Net transfers from Bluegreen Vacations	$91,631	95,079

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

The Company’s three reportable segments are its principal holdings: BBX Capital Real Estate, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s principal holdings.

In the segment information for the three and six months ended June 30, 2021 and 2020, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses and interest income on the $75.0 million note receivable from Bluegreen Vacations.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2021 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	10,198	34,378	1,956	—	46,532
Sales of real estate inventory	12,390	—	—	—	—	12,390
Interest income	500	36	—	—	1,131	1,667
Net gains on sales of real estate assets	204	—	—	—	—	204
Other revenue	438	—	—	575	(88)	925
Total revenues	13,532	10,234	34,378	2,531	1,043	61,718
Costs and expenses:
Cost of trade sales	—	6,556	30,362	649	—	37,567
Cost of real estate inventory sold	5,568	—	—	—	—	5,568
Interest expense	—	40	429	—	(175)	294
Recoveries from loan losses, net	(1,137)	—	—	—	—	(1,137)
Selling, general and administrative expenses	1,647	3,590	3,804	1,478	3,520	14,039
Total costs and expenses	6,078	10,186	34,595	2,127	3,345	56,331
Operating profits (losses)	7,454	48	(217)	404	(2,302)	5,387
Equity in net earnings of unconsolidated real estate joint ventures	4,443	—	—	—	—	4,443
Other (expense) income	(28)	19	—	—	138	129
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Foreign exchange gain	—	—	976	—	—	976
Income (loss) from continuing operations before income taxes	$11,869	15,957	759	404	(2,164)	26,825
Total assets	$169,987	132,566	106,889	7,026	120,191	536,659
Expenditures for property and equipment	$—	16	1,364	90	366	1,836
Depreciation and amortization	$—	315	632	40	18	1,005
Debt accretion and amortization	$160	2	30	—	—	192
Cash and cash equivalents	$43,768	10,309	682	2,049	45,043	101,851
Real estate equity method investments	$55,288	—	—	—	—	55,288
Goodwill	$—	13,860	6,936	—	—	20,796
Notes payable and other borrowings	$16,883	14,432	45,961	35	(13,036)	64,275

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	5,248	17,175	627	—	23,050
Sales of real estate inventory	2,839	—	—	—	—	2,839
Interest income	81	13	—	—	(11)	83
Net gains on sales of real estate assets	13	—	—	—	—	13
Other revenue	327	85	—	224	(17)	619
Total revenues	3,260	5,346	17,175	851	(28)	26,604
Costs and expenses:
Cost of trade sales	—	9,045	13,852	372	—	23,269
Cost of real estate inventory sold	1,474	—	—	—	—	1,474
Interest expense	—	55	71	2	(128)	—
Recoveries from loan losses, net	(1,525)	—	—	—	—	(1,525)
Impairment losses	2,710	595	—	—	—	3,305
Selling, general and administrative expenses	1,125	5,740	2,035	713	4,105	13,718
Total costs and expenses	3,784	15,435	15,958	1,087	3,977	40,241
Operating (losses) income	(524)	(10,089)	1,217	(236)	(4,005)	(13,637)
Equity in net earnings of unconsolidated real estate joint ventures	145	—	—	—	—	145
Other income	—	75	—	—	—	75
Foreign exchange loss	—	—	(6)	—	—	(6)
(Loss) income from continuing operations before income taxes	$(379)	(10,014)	1,211	(236)	(4,005)	(13,423)
Total assets	$161,933	133,182	35,917	6,225	79,479	416,736
Expenditures for property and equipment	$—	—	214	14	—	228
Depreciation and amortization	$—	1,352	314	26	—	1,692
Debt accretion and amortization	$58	107	2	—	—	167
Cash and cash equivalents	$17,933	3,744	1,871	771	72,218	96,537
Real estate equity method investments	$63,775	—	—	—	—	63,775
Goodwill	$—	14,864	—	—	—	14,864
Notes payable and other borrowings	$32,074	7,688	7,974	129	(6,251)	41,614

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	15,180	73,069	4,197	—	92,446
Sales of real estate inventory	25,925	—	—	—	—	25,925
Interest income	975	36	—	—	2,306	3,317
Net gains on sales of real estate assets	309	—	—	—	—	309
Other revenue	836	—	—	1,005	(245)	1,596
Total revenues	28,045	15,216	73,069	5,202	2,061	123,593
Costs and expenses:
Cost of trade sales	—	10,384	63,018	1,058	—	74,460
Cost of real estate inventory sold	13,426	—	—	—	—	13,426
Interest expense	—	66	839	1	(322)	584
Recoveries from loan losses, net	(1,645)	—	—	—	—	(1,645)
Selling, general and administrative expenses	3,621	5,161	8,108	2,984	7,363	27,237
Total costs and expenses	15,402	15,611	71,965	4,043	7,041	114,062
Operating income (losses)	12,643	(395)	1,104	1,159	(4,980)	9,531
Equity in net earnings of unconsolidated real estate joint ventures	4,172	—	—	—	—	4,172
Other (expense) income	(28)	45	—	(1)	176	192
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Foreign exchange gain	—	—	496	—	—	496
Income (loss) from continuing operations before income taxes	$16,787	15,540	1,600	1,158	(4,804)	30,281
Expenditures for property and equipment	$—	19	1,601	102	380	2,102
Depreciation and amortization	$—	396	1,263	70	67	1,796
Debt accretion and amortization	$379	2	61	—	—	442

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	26,577	34,621	2,738	—	63,936
Sales of real estate inventory	9,278	—	—	—	—	9,278
Interest income	185	27	—	—	(13)	199
Net losses on sales of real estate assets	(34)	—	—	—	—	(34)
Other revenue	787	204	—	473	(58)	1,406
Total revenues	10,216	26,808	34,621	3,211	(71)	74,785
Costs and expenses:
Cost of trade sales	—	23,815	28,127	1,107	—	53,049
Cost of real estate inventory sold	6,106	—	—	—	—	6,106
Interest expense	—	116	185	5	(306)	—
Recoveries from loan losses, net	(5,037)	—	—	—	—	(5,037)
Impairment losses	2,710	25,303	—	2,727	—	30,740
Selling, general and administrative expenses	3,461	16,640	4,653	2,416	7,868	35,038
Total costs and expenses	7,240	65,874	32,965	6,255	7,562	119,896
Operating income (losses)	2,976	(39,066)	1,656	(3,044)	(7,633)	(45,111)
Equity in net earnings of unconsolidated real estate joint ventures	696	—	—	—	—	696
Other income (expense)	—	114	(3)	—	—	111
Foreign exchange gain	—	—	272	—	—	272
Income (loss) from continuing operations before income taxes	$3,672	(38,952)	1,925	(3,044)	(7,633)	(44,032)
Expenditures for property and equipment	$—	2,924	605	45	—	3,574
Depreciation and amortization	$—	2,785	620	51	—	3,456
Debt accretion and amortization	$153	162	9	—	—	324

16. IT’SUGAR Bankruptcy

Bankruptcy and Deconsolidation of IT’SUGAR

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

In connection with the Bankruptcy Cases, on October 7, 2020, IT’SUGAR obtained approval by the Bankruptcy Court of a $4.0 million debtor-in-possession (“DIP”) credit facility to be made available by a wholly-owned subsidiary of the Company, and the entire $4.0 million available under the DIP credit facility was funded to IT’SUGAR during the three months ended December 31, 2020.

As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the Bankruptcy Cases, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR was a VIE in which the Company was not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. Following the deconsolidation of IT’SUGAR, the Company accounted for its investment in IT’SUGAR at cost less impairment, if any, and continued to include IT’SUGAR’s results of operations and cash flows as continuing operations in the Company’s financial statements for the periods in which IT’SUGAR was consolidated as the Company continued to hold a substantive equity investment in IT’SUGAR. Additionally, as a result of the Company deconsolidating IT’SUGAR, IT’SUGAR’s notes payable to the Company, which had a total balance of $10.1 million as of December 31, 2020, were not eliminated in consolidation and are included in investments in and advances to IT’SUGAR in the Company’s condensed consolidated statements of financial condition as of December 31, 2020.

Emergence from Bankruptcy and Reconsolidation of IT’SUGAR

Emergence from Bankruptcy

In April 2021, IT’SUGAR filed its proposed plan of reorganization with the Bankruptcy Court. Following approval of the proposed plan by IT’SUGAR’s unsecured creditors, the Bankruptcy Court entered an order (the “Confirmation Order”) on June 16, 2021 confirming the plan of reorganization filed by IT’SUGAR, as modified by the Confirmation Order (the “Plan”), and the Plan became effective on June 17, 2021 (the “Effective Date”).

Pursuant to the terms of the Plan, claims against IT’SUGAR were treated as follows:

•The $4.0 million DIP credit facility and a $6.0 million pre-petition line of credit held by the Company’s wholly-owned subsidiary were repaid in full through the Exit Facility (as defined and described below);

•A secured equipment note held by the Company’s wholly-owned subsidiary was assumed, ratified, and reinstated on the Effective Date;

•Each holder of an allowed construction / mechanic’s lien claim received payment in full in cash on the Effective Date or, in some cases, will receive such payment as soon as practicable after the Effective Date;

•Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, will receive such payment as soon as practicable after the Effective Date; and

•Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR’s cash on-hand and net proceeds from the Exit Facility provided by the Company.

Exit Facility

On the Effective Date, the Company’s wholly-owned subsidiary entered into a secured exit credit facility with IT’SUGAR (the “Exit Facility”) which provides for advances to IT’SUGAR of up to $13.0 million. The Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility). Amounts outstanding under the Exit Facility bear interest at 5% per annum. In addition to monthly payments of interest due under the facility, the Exit Facility requires monthly payments of principal of $325,000 commencing on January 1, 2022. The Exit Facility matures on April 1, 2025. The Exit Facility had an outstanding balance of $13.0 million as of June 30, 2021, which was eliminated in the Company’s condensed consolidated financial statements as of June 30, 2021.

Ownership and Reconsolidation of IT’SUGAR

Pursuant to the terms of the Plan, the Company’s equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated.

As a result of the confirmation and effectiveness of the Plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR.

Allocation of IT’SUGAR’s Fair Value upon Consolidation

The Company accounted for the consolidation of IT’SUGAR upon the revesting of its equity interests under the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the consolidation date. As a result, the Company remeasured the carrying value of its equity interests in IT’SUGAR at fair value as of the Effective Date, with the remeasurement adjustment recognized in the Company’s statement of operations, and recognized goodwill based on the difference between (i) the fair values of IT’SUGAR’s identifiable assets and liabilities at the consolidation date and (ii) the fair values of the Company’s interests in IT’SUGAR and the noncontrolling interests in IT’SUGAR.

The following table summarizes the provisional allocation of IT’SUGAR’s fair value upon consolidation based on the Company’s current preliminary valuation, including the fair values of the assets acquired and liabilities assumed at the consolidation date (in thousands):

Cash	$6,909
Trade accounts receivable	601
Trade inventory	5,440
Property and equipment	19,298
Identifiable intangible assets (1)	9,670
Operating lease assets (2)	56,107
Other assets	3,200
Total assets acquired	101,225
Accounts payable	(2,419)
Accrued expenses	(8,133)
Other liabilities	(124)
Operating lease liabilities	(64,829)
Notes payable and other borrowings (4)	(10,054)
Total liabilities assumed	(85,559)
Fair value of identifiable net assets	15,666
Fair value of net assets acquired	28,590
Fair value of redeemable noncontrolling interest	936
Fair value of IT'SUGAR	29,526
Goodwill	$13,860

Gain on the consolidation of IT'SUGAR (3)	$15,890

(1)Identifiable intangible assets represents trademarks that are being amortized over an estimated expected useful life of 15 years.

(2)Includes a net intangible liability of $8.7 million related to off market rents related to certain of IT’SUGAR’s retail locations that is expected to be recognized over a weighted average lease term of approximately 8 years.

(3)The gain is comprised of the remeasurement of the Company’s equity interest in IT’SUGAR at fair value.

(4)Notes payable and other borrowings reflects amounts due to the Company’s wholly-owned subsidiary that have been eliminated in consolidation as of and subsequent to the consolidation date.

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

As management is still in the process of completing its valuation analysis, the Company’s accounting for the consolidation is not complete as of the date of this report. As a result, the amounts reported in the above table, including the estimated fair value of the Company’s interest in IT’SUGAR as of the consolidation date, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analysis and any additional information obtained during the measurement period.

The following summarizes the Company’s methodologies for estimating the provisional fair values of certain assets and liabilities associated with the consolidation of IT’SUGAR and the fair value of BBX Capital’s existing investment in IT’SUGAR:

Property and Equipment – Property and equipment acquired consists primarily of leasehold improvements at IT’SUGAR’s retail locations. The fair value of IT’SUGAR’s property and equipment was estimated based on the replacement cost approach.

Identifiable Intangible Assets – The primary identifiable intangible asset acquired consists of IT’SUGAR’s trademark. The fair value of the acquired trademark was estimated using the relief-from-royalty method, a form of the income approach. Under this approach, the fair value was estimated by calculating the present value using a risk-adjusted discount rate of the expected future royalty payments that would have to be paid if the IT’SUGAR trademark was not owned.

Operating Lease Assets and Lease Liabilities – Operating lease assets and lease liabilities were measured based on the present value of the fixed lease payments included in IT’SUGAR’s lease agreements pursuant to the provisions of Accounting Standards Codification 842, Leases. In addition, IT’SUGAR’s operating lease assets have been adjusted to reflect an estimate of favorable or unfavorable terms of IT’SUGAR’s lease agreements when compared with market terms. These adjustments were estimated by calculating the present value using a risk-adjusted discount rate of the difference between the contractual amounts to be paid pursuant to the lease agreements and the estimate of market lease rates at the consolidation date.

Goodwill – Goodwill recognized in connection with the consolidation of IT’SUGAR reflects the difference between the (i) the fair values of IT’SUGAR’s identifiable assets and liabilities at the consolidation date and (ii) the fair values of the Company’s existing interests and any noncontrolling interests in IT’SUGAR at the consolidation date.

Remeasurement of Existing Investment in IT’SUGAR – As part of the acquisition method of accounting, the Company is required to remeasure the carrying value of its existing interests in IT’SUGAR at fair value as of the consolidation date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the provisional fair value of its investment in IT’SUGAR as of the consolidation date. The Company’s discounted cash flow methodology established a provisional estimate of the fair value of IT’SUGAR by estimating the present value of the projected future cash flows to be generated from IT’SUGAR. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with IT’SUGAR. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of IT’SUGAR were the terminal value, the discount rate, and the forecast of future cash flows.

Redeemable Noncontrolling Interest - Represents a 9.65% redeemable noncontrolling interest in IT'SUGAR’s Class B Units.

The consolidated assets and liabilities and results of operations of IT’SUGAR are included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2021 commencing on June 17, 2021 and are included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 for the entirety of such periods, as the Company deconsolidated IT’SUGAR on September 22, 2020. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s condensed consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Trade sales	$6,022	3,609	6,022	19,597
Income (loss) from continuing operations before income taxes	$817	(8,428)	817	(36,512)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and six months ended June 30, 2021 and 2020 as if the Company consolidated IT’SUGAR as a result of its emergence from bankruptcy on January 1, 2020 (in thousands):

	Pro Forma		Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Trade sales	$61,050	22,960	132,137	62,874
Income (loss) from continuing operations before income taxes	$15,639	(12,332)	17,803	(45,249)
Income (loss) from continuing operations	$11,788	(9,269)	13,426	(35,755)
Net income (loss) income attributable to shareholders	$11,174	(7,914)	12,904	(31,403)

The unaudited pro forma financial data for the six months ended June 30, 2020 includes $3.7 million in legal, advisory, and other costs related to the bankruptcy proceedings, while the unaudited pro forma financial data for the three and six months June 30, 2021 excludes gains related to the extinguishment of certain of IT’SUGAR’s obligations pursuant to the Plan and the gain recognized by the Company upon the consolidation of IT’SUGAR.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2020, nor does it purport to predict the Company’s results of operations for future periods.

The table below sets forth the approximate minimum future rental payments (excluding executory costs) under the Company’s lease agreements (including IT’SUGAR’s lease obligations) during the periods subsequent to June 30, 2021 related to agreements that were executed as of June 30, 2021 (in thousands):

Period Ending December 31,
2021	$6,554
2022	16,286
2023	15,632
2024	13,185
2025	11,796
After 2025	28,476
Total lease payments	91,929
Less: interest	12,444
Present value of lease liabilities	$79,485

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans, or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance and pro forma financial information is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, supply chains and raw materials costs; actions taken by governments, businesses, and individuals in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides and the possibility of a resurgence; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the inability to rehire or replace furloughed employees or retain employees; the impact of the emergence of IT’SUGAR from the Chapter 11 proceedings, revesting of the Company’s equity interest in IT’SUGAR and reconsolidation of IT’SUGAR’s results into the Company’s financial statements; the potential adverse impact of the Chapter 11 proceedings and the success of the restructuring; the continuing adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, results, and financial condition, including that the recessionary economic environment on demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions, have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand and sales volume; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, the Oreo Café, or a new “large format” retail location, as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provide for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs are expected to increase as fixed rental payments under these leases resume and IT’SUGAR’s overall exposure to risks related to fixed rental obligations will increase and revert to pre-bankruptcy levels in relation to such locations; the risk that landlords may exercise their right to terminate leases; the inability to predict the effect of IT’SUGAR’s emergence from the bankruptcy proceedings on the Company and its results of operation and financial condition, including the risk that additional impairment charges may be required in the future, the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the retail industry; the risk that certain of the Company’s operations, including retail locations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all; the risk that commodity, shipping, and labor price increases and widespread supply disruptions may adversely impact the gross margins of BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”); the risk that homebuilders will not meet their obligations to acquire lots at BBXRE’s Beacon Lake community due to the impact of higher construction costs and supply shortages of building materials, equipment and appliances; the risk that the loss of sales of products to Renin’s major customers and/or Renin’s efforts to maintain sales of its products to its major customers may negatively impact Renin’s sales, gross margin, and profitability, require Renin to lower its prices, and result in the recognition of impairment losses related to its goodwill and long-lived assets and noncompliance with the terms of its outstanding credit facility; the risk that increased costs, higher inventory levels and other factors negatively impacting Renin’s gross margins could adversely impact Renin’s liquidity and its ability to remain in compliance with financial covenants under its credit facility; and the risk of BBXRE expanding its operating platform to include an industrial real estate division and investing in the development of industrial real estate assets. This Quarterly Report on Form 10-Q also contains a discussion of Renin’s recent acquisition of substantially all of the assets and assumption of certain of the liabilities of Colonial Elegance, Inc. (“Colonial Elegance”), which is subject to the impact of economic, competitive and other factors affecting Renin and Colonial Elegance, including their operations, markets, marketing strategies, products and services; the risk that the integration of Colonial Elegance may not be completed on a timely basis, or as anticipated; that the anticipated expansion or growth opportunities will not be achieved or if achieved will not be advantageous; that the acquisition will not be cash accretive immediately or at all; that net income may not be generated when anticipated or at all or the acquisition may result in net losses; that BBX Capital and/or Renin may not realize the anticipated benefits of the acquisition when or to the extent anticipated or at all; and the risks associated with the increased indebtedness incurred by Renin to finance the acquisition including, compliance with financial covenants and restrictions on Renin’s activities.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of June 30, 2021, the Company had total consolidated assets of $536.7 million and shareholders’ equity of $328.2 million.

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

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”), which was formerly known as BBX Capital Corporation. As further described in the Company’s 2020 Annual Report and in Note 1 to the Company’s financial statements included in Item 1 of this report, on September 30, 2020, Bluegreen Vacations completed the spin-off of the Company as a separate, publicly-traded company. In connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Further, Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods. In addition, current levels of illness caused by COVID-19 and related variants are rising and indicate that the pandemic and its impact on the Company are not over and remain uncertain. The CDC recently issued new guidance regarding the use of masks, and vaccination policies are increasingly being implemented by government agencies and may vary across different jurisdictions where the Company operates. In addition, various state and local government officials may in the future issue new or revised orders that are different than the ones under which the Company is currently operating.

The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including reducing planned capital expenditures. As of June 30, 2021, the Company’s consolidated cash balances were $101.9 million.

The discussion below provides an update on the Company’s principal holdings for the three and six months ended June 30, 2021, including the current impacts of the COVID-19 pandemic on their operations during 2021. However, this discussion should be read in conjunction with the discussion and analysis in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Annual Report, which provides additional information related to (i) the impacts of the COVID-19 pandemic on the Company’s principal holdings since the initial outbreak of COVID-19 in 2020 and (ii) the various risks and uncertainties associated with the effects of the pandemic on the Company’s principal holdings, which has had, and could in future periods have, a material adverse impact on the Company’s consolidated results of operations, cash flows, and financial condition.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2021 compared to the same 2020 period:

•Total consolidated revenues of $61.7 million, a 132.0% increase compared to the same 2020 period.

•Income from continuing operations before income taxes of $26.8 million compared to a loss from continuing operations before income taxes of $13.4 million during the same 2020 period.

•Net income attributable to shareholders of $20.1 million compared to a net loss attributable to shareholders of $8.7 million during the same 2020 period.

•Diluted earnings per share from continuing operations of $1.07 compared to a diluted loss per share from continuing operations of $0.48 for the same 2020 period.

The following summarizes key financial highlights for the six months ended June 30, 2021 compared to the same 2020 period:

•Total consolidated revenues of $123.6 million, a 65.3% increase compared to the same 2020 period.

•Income from continuing operations before income taxes of $30.3 million compared to a loss from continuing operations before income taxes of $44.0 million during the same 2020 period.

•Net income attributable to shareholders of $22.5 million compared to a net loss attributable to shareholders of $30.6 million during the same 2020 period.

•Diluted earnings per share from continuing operations of $1.18 compared to a diluted loss per share from continuing operations of $1.58 for the same 2020 period.

The Company’s consolidated results of operations for the three months ended June 30, 2021 compared to the same 2020 period were significantly impacted by the following:

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and BBX Sweet Holdings’ revesting of its control of IT’SUGAR;

•A net increase in sales activity at BBXRE’s Beacon Lake Community development, as BBXRE sold 94 developed lots to homebuilders during the 2021 period compared to 23 lots during the 2020 period;

•An increase in net earnings of unconsolidated real estate joint ventures primarily due to the Altis Promenade joint venture’s sale of its multifamily apartment community in June 2021, which resulted in the recognition of $5.3 million of equity earnings from BBXRE’s investment in the venture;

•The recognition of operating losses by BBX Sweet Holdings during the 2020 period as a result of the impact of the COVID-19 pandemic on its businesses, including IT’SUGAR; and

•The recognition of impairment losses of $3.3 million during the 2020 period primarily related to impairments of certain of BBXRE’s investments in unconsolidated real estate joint ventures as a result of the impact of the COVID-19 pandemic; partially offset by

•A net decrease in Renin’s results of operations, reflecting a decline in Renin’s gross margin percentage as a result of increased costs related to raw materials and the shipment of products and ongoing expenses associated with the acquisition of Colonial Elegance, including amortization expense related to acquired intangible assets, partially offset by an increase in Renin’s trade sales associated with the acquisition and increased customer demand.

In addition to the items discussed above for the three months ended June 30, 2021 compared to the same 2020 period, the Company’s consolidated results of operations for the six months ended June 30, 2021 compared to the same 2020 period were significantly impacted by the following:

•The recognition of impairment losses of $30.7 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of COVID-19 pandemic; and

•Lower recoveries from loan losses in the 2021 period primarily reflecting a settlement with a financial institution servicing loans for BBXRE during the 2020 period.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) from continuing operations before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
BBX Capital Real Estate	$11,869	(379)	12,248	16,787	3,672	13,115
BBX Sweet Holdings	15,957	(10,014)	25,971	15,540	(38,952)	54,492
Renin	759	1,211	(452)	1,600	1,925	(325)
Other	404	(236)	640	1,158	(3,044)	4,202
Reconciling items and eliminations	(2,164)	(4,005)	1,841	(4,804)	(7,633)	2,829
Income (loss) from continuing operations before income taxes	26,825	(13,423)	40,248	30,281	(44,032)	74,313
(Provision) benefit for income taxes	(6,588)	3,306	(9,894)	(7,589)	9,214	(16,803)
Net income (loss) from continuing operations	20,237	(10,117)	30,354	22,692	(34,818)	57,510
Discontinued operations	—	604	(604)	—	(74)	74
Net income (loss)	20,237	(9,513)	29,750	22,692	(34,892)	57,584
Net (income) loss attributable to noncontrolling interests	(117)	856	(973)	(227)	4,312	(4,539)
Net income (loss) attributable to shareholders	$20,120	(8,657)	28,777	22,465	(30,580)	53,045

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

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently evaluating potential investment opportunities in industrial real estate assets, including the development of warehouse and logistics facilities, and has expanded its operating platform to include an industrial real estate division.

Overview

As further described in the Company’s 2020 Annual Report, BBXRE’s operations that were impacted by the COVID-19 pandemic during 2020 have largely returned to pre-pandemic levels. Management believes this is primarily attributable to demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. Sales at BBXRE’s single-family home developments and leasing and rent collections at its multifamily apartment developments have generally returned to pre-pandemic levels, and BBXRE believes that there has generally been a recovery in investor demand for the acquisition of stabilized multifamily apartment communities and the availability of debt and equity capital for financing new multifamily apartment developments.

However, there has been a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment and appliances and impacted the timing of certain projects under construction. Although such factors have not yet materially impacted BBXRE’s results of operations, these increases may have a material impact on BBXRE’s operating results in future periods, as described in further detail below. In addition, the effects of the COVID-19 pandemic have resulted in significant uncertainty in the overall economy, and the resulting risks and uncertainties, which are further described in the Company’s 2020 Annual Report, could have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. As of June 30, 2021, BBXRE had investments in six active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at June 30, 2021	Carrying Value of BBXRE Investment at June 30, 2021
Altis Grand Central	Tampa, Florida	314	Stabilized - 97% Occupied	$2,149
Altis Grand at The Preserve (Suncoast)	Odessa, Florida	350	Sold July 2021	1,115
Altis Little Havana	Miami, Florida	224	Under Construction - Expected Completion in 2021	858
Altis Miramar East/West	Miramar, Florida	650	Under Construction - Expected Completion in 2021	2,855
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	10,220
Altis Lake Willis (Vineland Pointe)	Orlando, Florida	TBD	Predevelopment	6,114

(1)The carrying value of BBXRE’s investment at June 30, 2021 includes $9.7 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

During the three months ended June 30, 2021, the Altis Promenade joint venture, which was sponsored by the Altman Companies, sold its 338 unit multifamily apartment community located in Lutz, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $7.1 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.3 million during the three and six month ended June 30, 2021. Further, in July 2021, the Altis Grand at The Preserve joint venture sold its 350-unit multifamily apartment community located in Odessa, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $5.8 million from the joint venture and expects to recognize equity earnings from its investment in the venture of approximately $5.0 million during the three months ended September 30, 2021.

As previously described in the Company’s 2020 Annual Report, following temporary disruptions in its operations during 2020 as a result of the COVID-19 pandemic, the operations related to the existing developments sponsored by the Altman Companies have generally returned to pre-pandemic levels. In particular, the Altman Companies collected in excess of 98% of the rents at the multifamily apartment communities under its management during the first six months of 2021, and the volume of new leases at its communities have generally returned to, and in some cases have exceeded, pre-pandemic levels and expectations. Further, based on the progress of construction at its communities currently under construction, the Altman Companies does not at the current time expect the observed increases in commodity and labor prices to have a material impact on the costs of developing these communities. The Altman Companies has also observed increased investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the above mentioned sales of multifamily apartment communities by joint ventures sponsored by the Altman Companies.

In addition to its existing development portfolio, the Altman Companies has been focused on the identification of new opportunities for its development pipeline. In this regard, it has identified various new potential development opportunities, which are primarily located in South Florida and the greater Tampa, Florida area, both of which are experiencing increased demand for multifamily housing, and it has also observed what it believes to be an increase in the availability of debt and equity capital for new developments. However, as it relates to these new development opportunities, the Altman Companies has observed a significant increase in commodity and labor prices, as well as supply chain disruptions and material shortages, all of which are expected to impact the costs and result in possible delays in connection with developing new multifamily apartment communities. Although the Altman Companies is continuing to evaluate the ultimate impact of these costs on the overall profitability of its potential future developments, a significant increase in development costs could have a material impact on the Altman Companies’ operations, including, but not limited to, (i) an inability to close on the equity and/or debt financing necessary to commence the construction of new projects as a result of a decrease in projected investor profits and (ii) a decrease in the profits expected to be earned by BBXRE and Joel Altman as the managing members of projects that ultimately commence. These factors could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, including the land held by the Altis Lake Willis joint venture, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

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

BBXRE has substantially completed the development of the lots comprising Phases 1 and 2 of the Beacon Lake Community and commenced the development of the lots comprising Phase 3 during the second quarter of 2021. The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of June 30, 2021:

		Phase 2
	Phase 1	Single-family	Townhomes	Phase 3	Phase 4	Total
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(307)	(142)	—	—	(751)
Remaining lots to sell	—	172	54	200	299	725
Lots under contract with homebuilders	—	(172)	(54)	(68)	(299)(2)	(593)
Available lots (3)	—	—	—	132	—	132

(1)As further described in Note 2 to the Company’s consolidated financial statements included in the 2020 Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale.

(2)BBXRE has entered into an agreement with an unaffiliated homebuilder to sell all of the undeveloped lots comprising Phase 4 in a single transaction. Such agreement provides for the payment of the purchase price to BBXRE at the time of closing, subject to certain adjustments contemplated in the agreement and does not provide for the payment of a contingent purchase price.

(3)Although BBXRE was previously exploring the possible construction, leasing, and management of a portfolio of rental homes on the remaining lots in Phase 3, BBXRE currently expects that it will develop the remaining lots in Phase 3 and sell the finished lots to a homebuilder.

During the three months ended June 30, 2021, BBXRE sold 70 single-family lots and 24 townhome lots compared to 23 single-family lots sold during the three months ended June 30, 2020. During the six months ended June 30, 2021, BBXRE sold 150 single-family lots and 72 townhome lots compared to 72 single-family lots and 38 townhomes lots sold during the six months ended June 30, 2020.

The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

		Phase 2
	Phase 1	Single-family	Townhomes	Total
Lots sold to homebuilders	302	307	142	751
Homes closed	299	110	68	477
Homes remaining to close	3	197	74	274

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

Other Joint Venture Activity

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the six months ended June 30, 2021, the joint venture closed on the sale of 66 single-family homes, and BBXRE recognized $0.9 million of equity earnings and received $2.5 million of distributions from the venture. As of June 30, 2021, the joint venture has executed sales contracts on an additional 83 single-family homes, and closings on such sales are expected to occur in 2021.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes.

As of June 30, 2021, BBXRE had an investment of $1.8 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of June 30, 2021, the joint venture had entered into contracts to sell all of its 158 single-family homes, and closings on sales are expected to commence during the second half of 2021.

Although the above joint ventures expect to incur increased costs to construct homes in their respective communities, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments, as the impact of the increase in construction costs on the profitability of home sales is expected to be offset to some extent by the increase in prices for single-family homes as a result of higher demand.

Other Assets

In July 2021, BBXRE received a cash payment of $4.1 million related to the recovery of a loan receivable in the legacy asset portfolio and expects to recognize the amount as income in the Company’s condensed consolidated statement of operations and comprehensive income during the three months ended September 30, 2021.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Sales of real estate inventory	$12,390	2,839	9,551	25,925	9,278	16,647
Interest income	500	81	419	975	185	790
Net gains (losses) on sales of real estate assets	204	13	191	309	(34)	343
Other	438	327	111	836	787	49
Total revenues	13,532	3,260	10,272	28,045	10,216	17,829
Cost of real estate inventory sold	5,568	1,474	4,094	13,426	6,106	7,320
Recoveries from loan losses, net	(1,137)	(1,525)	388	(1,645)	(5,037)	3,392
Impairment losses	—	2,710	(2,710)	—	2,710	(2,710)
Selling, general and administrative expenses	1,647	1,125	522	3,621	3,461	160
Total costs and expenses	6,078	3,784	2,294	15,402	7,240	8,162
Operating income (losses)	7,454	(524)	7,978	12,643	2,976	9,667
Equity in net earnings of unconsolidated joint ventures	4,443	145	4,298	4,172	696	3,476
Other expense	(28)	—	(28)	(28)	—	(28)
Income (loss) from continuing operations before income taxes	$11,869	(379)	12,248	16,787	3,672	13,115

BBXRE’s income from continuing operations before income taxes for the three months ended June 30, 2021 compared to the same 2020 period increased by $12.2 million primarily due to the following:

•An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 94 developed lots during the 2021 period compared to 23 developed lots during the 2020 period, and an increase in the estimated contingent purchase price receivable from homebuilders, which is calculated as a percentage of the sales price of completed homes on the sold lots, as a result of improvements in the market for single-family housing during the 2021 period;

•An increase in equity in net earnings of unconsolidated joint ventures primarily due to the Altis Promenade joint venture’s sale of its multifamily apartment community in June 2021, which resulted in the recognition of $5.3 million of equity earnings from BBXRE’s investment in the venture;

•The recognition of impairment losses during the 2020 period primarily related to certain of BBXRE’s investments in unconsolidated real estate joint ventures as a result of the impact of the COVID-19 pandemic on such investments; and

•An increase in interest income associated with BBXRE’s loans receivable from IT’SUGAR and its preferred equity investment in the Altis Ludlam Trail joint venture; partially offset by

•An increase in selling, general and administrative expenses primarily associated with the receipt of a legal settlement with a title company in the 2020 period which did not recur during the 2021 period; and

•A net decrease in recoveries from loan losses in 2021 on higher settlements with guarantors during the 2020 period.

BBXRE’s income from continuing operations before income taxes for the six months ended June 30, 2021 compared to the same 2020 period increased by $13.1 million primarily due to the factors described above related to the three months ended June 30, 2021 compared to the same 2020 period.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items, Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products.

BBX Sweet Holdings owns approximately 93% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. As further described in the Company’s 2020 Annual Report and in Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report, as a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.

Overview

IT’SUGAR – Emergence from Bankruptcy

In April 2021, IT’SUGAR filed its proposed plan of reorganization with the Bankruptcy Court. Following approval of the proposed plan by IT’SUGAR’s unsecured creditors, the Bankruptcy Court entered an order (the “Confirmation Order”) on June 16, 2021 confirming the plan of reorganization filed by IT’SUGAR, as modified by the Confirmation Order (the “Plan”), and the Plan became effective on June 17, 2021 (the “Effective Date”). The following summary of the Plan is qualified in its entirety by reference to the full text of the Confirmation Order and the Plan, which are attached as Exhibits 10.4 and 10.5 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on June 17, 2021.

Pursuant to the terms of the Plan, claims against IT’SUGAR were treated as follows:

•The $4.0 million DIP credit facility and a $6.0 million pre-petition line of credit held by the Company’s wholly-owned subsidiary were repaid in full through the Exit Facility (as defined and described below);

•A secured equipment note held by the Company’s wholly-owned subsidiary was assumed, ratified, and reinstated on the Effective Date;

•Each holder of an allowed construction / mechanic’s lien claim received payment in full in cash on the Effective Date or, in some cases, will receive such payment as soon as practicable after the Effective Date;

•Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, will receive such payment as soon as practicable after the Effective Date; and

•Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR with its cash on-hand and net proceeds from the Exit Facility provided by the Company.

On the Effective Date, IT’SUGAR entered into a secured exit credit facility with a wholly-owned subsidiary of the Company (the “Exit Facility”) which provides for advances to IT’SUGAR of up to $13.0 million. The Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility).

Pursuant to the terms of the Plan, the Company’s equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. Therefore, a result of the confirmation and effectiveness of the Plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR.

As a result of the reconsolidation of IT’SUGAR, BBX Sweet Holdings recognized a gain on consolidation of $15.9 million during the three and six months ended June 30, 2021, which reflects the remeasurement of the carrying value of BBX Sweet Holdings’ equity interests in IT’SUGAR at fair value as of the Effective Date. Further, as a result of the deconsolidation and subsequent reconsolidation of IT’SUGAR, while the section below includes discussion related to IT’SUGAR’s results of operations during the course of the Chapter 11 Cases, IT’SUGAR’s operating results during the period from September 22, 2020 through the Effective Date are not included in BBX Sweet Holdings’ consolidated results.

IT'SUGAR – Business Update

During the course of the Chapter 11 Cases, IT’SUGAR permanently closed 17 retail locations and opened 10 “temporary” retail locations in select U.S. locations. As of June, 30, 2021, IT’SUGAR was operating approximately 96 retail locations across the United States, including the 10 “temporary” retail locations. IT’SUGAR’s “temporary” retail locations required initial capital investments that were significantly lower than the investments required for IT’SUGAR’s traditional retail locations, as IT’SUGAR repurposed retail spaces that were recently vacated by the prior tenants and, in many cases, utilized existing fixtures from certain of its closed locations. These temporary locations are being leased pursuant to lease agreements which have terms ranging from 13-36 months and provide for the payment of rent based on a percentage of sales generated at the applicable location. IT’SUGAR is evaluating whether it will seek to extend the term of the lease agreements for certain of these locations and is also currently evaluating additional locations in which to potentially open similar temporary retail locations under the same general terms as the existing temporary retail locations. Since June, 30, 2021, IT’SUGAR has opened 2 additional temporary locations and expects to open 2 additional temporary locations during the remainder of 2021. In addition, IT’SUGAR expects to open its first Oreo Café in the third floor of its candy “department store” at American Dream in New Jersey in August 2021. Further, in July 2021, IT’SUGAR executed a lease agreement to open an 18,000 square foot retail location at the Ala Moana Center in Honolulu, Hawaii. Construction of the location has commenced, and IT’SUGAR expects to open the location during the fourth quarter of 2021.

During the course of the Chapter 11 Cases, IT’SUGAR executed lease amendments with respect to 78 of its 96 retail locations. Although the specific terms of the executed lease amendments vary, the amended leases generally provide for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provide for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the Chapter 11 Cases. Following the specified periods of time pursuant to which IT’SUGAR is required to pay rent based on a percentage of sales volumes as opposed to fixed rental payments, the amended leases generally require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. For certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords have the right under these agreements to terminate the lease agreement at any time following notice periods ranging from 30 to 60 days.

Although there is no assurance that it will be able to maintain or increase its sales levels in future periods, IT’SUGAR has experienced an improvement in its sales since the filing of the Chapter 11 Cases. The following summarizes the increase/(decrease) in IT’SUGAR’s comparable store sales and total revenues during the periods since the filing of the Chapter 11 Cases as compared to the comparable periods in 2019:

	Fourth Quarter 2020 Compared to Fourth Quarter 2019	First Quarter 2021 Compared to First Quarter 2019 (2)	Second Quarter 2021 Compared to Second Quarter 2019 (2)
Comparable Store Sales (1)	-32%	-10%	8%
Total Revenues	-23%	11%	24%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding the impact of e-commerce sales and changes in its store portfolio.

(2)Because the results for the comparable 2020 periods were impacted by the closure of IT’SUGAR’s locations in March 2020 due to the COVID-19 pandemic, the Company does not believe that IT’SUGAR’s results for the comparable 2020 periods would provide a meaningful comparison in relation to its operating results for the 2021 periods.

The improvement in total revenues as compared to the improvement in comparable store sales reflects, among other things, the opening of its candy “department store” at American Dream in New Jersey in December 2019, as well as an increase in e-commerce sales. However, IT’SUGAR does not currently expect a significant portion of these e-commerce sales to continue beyond the third quarter of 2021.

As a result of ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. To date, IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products. However, supply chain disruptions have also impacted its ability to maintain historical inventory levels at its retail locations, and to the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, IT’SUGAR has experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

While the Company believes that the bankruptcy process has improved IT’SUGAR’s financial condition as a result of the relief it obtained in relation to its pre-petition liabilities and amendments to its lease agreements that lowered its ongoing occupancy costs, the Company continues to be subject to risks and uncertainties related to IT’SUGAR that have had and could continue to have a material adverse effect on the Company and IT’SUGAR’s business, results of operations, and financial condition. These risks and uncertainties include, without limitation, the impact of the reconsolidation of IT’SUGAR’s results into the Company’s financial statements; the potential adverse impact of the Chapter 11 Cases proceedings and the success of the restructuring; the continuing adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, results, and financial condition; risks associated with the current economic environment with respect to demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions which have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, the Oreo Café, or its new location at Ala Moana Center in Hawaii, as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provide for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, IT’SUGAR continues to bear the costs of staffing and providing inventory and the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs are expected to increase as fixed rental payments under these leases resume and IT’SUGAR’s overall exposure to risks related to fixed rental obligations will increase and revert to pre-bankruptcy levels in relation to such locations; and the risk that landlords may exercise their right to terminate leases.

Hoffman’s Chocolates and Las Olas Confections and Snacks

During the three and six months ended June 30, 2021, all of Hoffman’s Chocolates locations were open, and its revenues were $1.0 million and $2.4 million, respectively, as compared to $0.6 million and $2.7 million during the comparable 2020 periods. Although its sales have shown signs of improvement since 2020, Hoffman’s Chocolates’ operations continue to be impacted by the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as its sales during 2021 continue to be lower than sales volumes in the 2019 periods.

Las Olas Confections and Snacks’ operations have not been significantly impacted by the effects of the COVID-19 pandemic, and its sales during the three and six months ended June 30, 2021 increased by approximately 168.8% and 52.4%, respectively, as compared to its sales during the same 2020 periods. However, it is experiencing the impact of global supply chain disruptions, including increased costs for raw materials and supply chain delays.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$10,198	5,248	4,950	15,180	26,577	(11,397)
Cost of trade sales		(6,556)	(9,045)	2,489	(10,384)	(23,815)	13,431
Gross margin		3,642	(3,797)	7,439	4,796	2,762	2,034
Interest income		36	13	23	36	27	9
Other revenue		—	85	(85)	—	204	(204)
Interest expense		(40)	(55)	15	(66)	(116)	50
Impairment losses		—	(595)	595	—	(25,303)	25,303
Selling, general and administrative expenses		(3,590)	(5,740)	2,150	(5,161)	(16,640)	11,479
Total operating income (losses)		48	(10,089)	10,137	(395)	(39,066)	38,671
Other income		19	75	(56)	45	114	(69)
Gain on the consolidation of IT'SUGAR, LLC		15,890	—	15,890	15,890	—	15,890
Income (loss) from continuing operations before income taxes		$15,957	(10,014)	25,971	15,540	(38,952)	54,492
Gross margin percentage	%	35.71	(72.35)	108.06	31.59	10.39	21.20
SG&A as a percent of trade sales	%	35.20	109.38	(74.18)	34.00	62.61	(28.61)

BBX Sweet Holdings income from continuing operations before income taxes for the three months ended June 30, 2021 compared to the same 2020 period increased by $26.0 million primarily due to the following:

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and BBX Sweet Holdings’ revesting its control of IT’SUGAR;

•An increase in trade sales and gross margin in 2021 as a result of the impact of the COVID-19 pandemic on BBX Sweet Holdings’ operations in 2020, including $6.0 million of trade sales from IT’SUGAR during the period from June 17, 2021 to June 30, 2021 as compared to $3.6 million during the three months ended June 30, 2020; and

•A net decrease in operating expenses associated with IT’SUGAR due to the deconsolidation of IT’SUGAR in September 2020 and subsequent reconsolidation of IT’SUGAR on June 17, 2021.

BBX Sweet Holdings income from continuing operations before income taxes for the six months ended June 30, 2021 compared to the same 2020 period increased by $54.5 million primarily due to the factors described above related to the three months ended June 30, 2021 compared to the same 2020 period, as well as the recognition of impairment losses in the 2020 period due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units, including IT’SUGAR, as a result of the impact of the COVID-19 pandemic on market conditions.

Information regarding the results of operations for IT’SUGAR from June 17, 2021 to June 30, 2021 and for the three and the six months ended June 30, 2020, as included in BBX Sweet Holdings’ consolidated results of operations, is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$6,022	3,609	2,413	6,022	19,597	(13,575)
Cost of trade sales		(3,114)	(7,117)	4,003	(3,114)	(17,828)	14,714
Gross margin		2,908	(3,508)	6,416	2,908	1,769	1,139
Other revenue		—	—	—	—	8	(8)
Interest expense		(27)	(35)	8	(27)	(76)	49
Impairment losses		—	(595)	595	—	(24,948)	24,948
Selling, general and administrative expenses		(2,067)	(4,330)	2,263	(2,067)	(13,327)	11,260
Total operating income (losses)		814	(8,468)	9,282	814	(36,574)	37,388
Other income		3	40	(37)	3	62	(59)
Income (loss) before income taxes		$817	(8,428)	9,245	817	(36,512)	37,329
Gross margin percentage	%	48.29	(97.20)	145.49	48.29	9.03	39.26
SG&A as a percent of trade sales	%	34.32	119.98	(85.65)	34.32	68.01	(33.68)

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

Overview

As of June 30, 2021, Renin had continued to operate its manufacturing and distribution facilities in spite of the ongoing effects of the COVID-19 pandemic. During the three and six months ended June 30, 2021, Renin’s sales increased as compared to the same period in 2020 as a result of the acquisition of Colonial Elegance and an increase in customer demand, particularly in Renin’s retail channel. Its retail channel comprised approximately 80% of its gross sales for the six months ended June 30, 2021 as compared to approximately 62% for the same period in 2020, which reflects, among other things, the acquisition of Colonial Elegance, which expanded Renin’s retail customers to include Menards, Lowe’s Canada, and Home Depot Canada.

However, Renin has experienced a significant increase in costs related to shipping and raw materials, as well as delays in its supply chains, which have negatively impacted its product costs and gross margin, increased the risk that Renin will be unable to fulfill customer orders, and negatively impacted its working capital and cash flows due to increased inventory in transit and a prolonged period between when it is required to pay its suppliers and it is paid by its customers. In an effort to mitigate the impact of these factors, Renin is seeking to i) negotiate increases in prices with its customers, ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, iii) diversify its global supply chains, and iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities. Although the steps Renin is seeking to take are intended to mitigate the risks it faces, Renin’s product costs and gross margin are expected to continue to be adversely impacted in 2021. Further, Renin’s efforts to mitigate its increase in costs have had and may have other negative impacts on Renin’s operations. In particular, the combination of higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers have negatively impacted its liquidity and required it to obtain a temporary increase in the availability under its credit facility with TD Bank in July 2021, as further described below. In addition, although the increase in product and shipping costs is impacting the entire industry in which Renin operates, which has generally resulted in an overall increase in prices to customers, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers and/or require it to lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

In April 2021, Renin was notified by one of its major customers that the customer will no longer be purchasing certain products from Renin commencing in late 2021. These products were previously estimated to comprise approximately 7% of Renin’s estimated net sales for fiscal 2021. Although the customer was also evaluating alternative sources for certain other products previously estimated to comprise approximately 6% of Renin’s estimated net sales for fiscal 2021, Renin has been notified by the customer that it will continue to purchase such products from Renin. Although Renin was able to maintain its existing pricing for these products, Renin expects that the gross margin for these products will nevertheless be negatively impacted by the overall increase in product costs that it is experiencing. Renin expects that these events will negatively impact its sales, gross margin, and profitability and is evaluating possible cost saving initiatives to offset the impact of these events.

In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021, to increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the amendment to the credit facility temporarily increases the maximum total leverage ratio included in the financial covenants of the facility and prohibits Renin from making distributions to the Company through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company will revert to the requirements under the facility immediately prior to the amendment.

Although Renin has obtained relief in relation to its financial covenants under its credit facility with TD Bank, if Renin is unable to offset the impact of the above factors and events with cost savings initiatives and improved margins, these events could cause Renin to fall out of compliance with the terms of its outstanding credit facility with TD Bank. If Renin is required to seek a waiver from the bank as a result of noncompliance with the terms of its credit facility and is unable to obtain a waiver, it may lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

In addition to the above, although Renin’s manufacturing and distribution facilities have to date remained open throughout the pandemic, increases in COVID-19 cases in Canada may result in closures in its facilities located in Canada. Further, while consumer demand for Renin’s products has generally remained strong throughout the COVID-19 pandemic, which Renin believes may be attributable to a consumer focus on home improvements, it is possible that consumer demand may shift away from home improvements as many portions of the economy reopen, particularly in the United States.

The risks and uncertainties associated with the matters described above and the significant uncertainty in the overall economy resulting from the COVID-19 pandemic, which is also further described in the Company’s 2020 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$34,378	17,175	17,203	73,069	34,621	38,448
Cost of trade sales		(30,362)	(13,852)	(16,510)	(63,018)	(28,127)	(34,891)
Gross margin		4,016	3,323	693	10,051	6,494	3,557
Interest expense		(429)	(71)	(358)	(839)	(185)	(654)
Selling, general and administrative expenses		(3,804)	(2,035)	(1,769)	(8,108)	(4,653)	(3,455)
Total operating (loss) income		(217)	1,217	(1,434)	1,104	1,656	(552)
Other expense		—	—	—	—	(3)	3
Foreign exchange gain (loss)		976	(6)	982	496	272	224
Income from continuing operations before income taxes		$759	1,211	(452)	1,600	1,925	(325)
Gross margin percentage	%	11.68	19.35	(7.67)	13.76	18.76	(5.00)
SG&A as a percent of trade sales	%	(11.07)	(11.85)	0.78	(11.10)	(13.44)	2.34

Renin’s income from continuing operations before income taxes for the three months ended June 30, 2021 was $0.8 million compared to $1.2 million during the same 2020 period. The decrease was primarily due to the following:

•A decrease in Renin’s gross margin percentage as a result of increased costs related to raw materials and shipping costs;

•An increase in selling, general, and administrative expenses primarily due to ongoing expenses associated with Colonial Elegance, including amortization expense related to acquired intangible assets; and

•An increase in interest expense associated with Renin’s use of its credit facility with TD Bank to fund a significant portion of the purchase price for the Colonial Elegance acquisition and to fund higher inventory balances; partially offset by

•An increase in Renin’s trade sales and gross margin resulting primarily from the acquisition of Colonial Elegance in October 2020 and an overall increase in customer demand; and

•An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar and an overall increase in assets and liabilities denominated in Canadian dollars as of June 30, 2021 as compared to June 30, 2020 as a result of the acquisition of Colonial Elegance.

Renin’s income from continuing operations before income taxes for the six months ended June 30, 2021 was $1.6 million compared to $1.9 million during the same 2020 period. The decrease was primarily due to the items discussed above for the three months ended June 30, 2021 compared to the same 2020 period.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three months ended June 30, 2021, the Company recognized income from continuing operations before income taxes related to these other businesses of $0.4 million as compared to a loss of $0.2 million during the comparable period in 2020. During the six months ended June 30, 2021, the Company recognized income from continuing operations before income taxes related to these other businesses of $1.2 million as compared to a loss before income taxes of $3.0 million during the comparable period in 2020. The improvements in the results of operations for these businesses was primarily due to the impact of the COVID-19 pandemic on these business in 2020. In addition, during the six months ended June 30, 2020, the Company recognized $2.7 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•BBX Capital’s corporate general and administrative expenses;

•Interest income on the $75.0 million note receivable from Bluegreen Vacations;

•Interest income on interest-bearing cash accounts; and

•Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three months ended June 30, 2021 and 2020 were $3.5 million and $4.1 million, respectively, and $7.4 million and $7.9 million, respectively, for the six months ended June 30, 2021 and 2020. During the three and six months ended June 30, 2020, BBX Capital’s corporate general and administrative expenses consisted primarily of an allocation of the cost of services provided by Bluegreen Vacations to the Company for various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while during the three and six months ended June 30, 2021, its corporate general and administrative expenses consisted of the actual costs of these functions, as many of these functions were transferred to BBX Capital in connection with the spin-off from Bluegreen Vacations.

Interest Income

BBX Capital’s interest income for the three and six months ended June 30, 2021 was $1.1 million and $2.3 million, respectively, which includes $1.1 million and $2.3 million, respectively, of interest income from its $75.0 million note receivable from Bluegreen Vacations. BBX Capital had no interest income during three and six months ended June 30, 2020, as Bluegreen Vacations issued the $75.0 million note to BBX Capital and transferred most of its cash and short-term investments to BBX Capital in connection with the spin-off on September 30, 2020.

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

The Company’s effective income tax rate was approximately 23% and 25% during the three months ended June 30, 2021 and 2020, respectively, and 25% and 21% during the six months ended June 30, 2021 and 2020, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2021 and 2020 were impacted by the Company’s nondeductible executive compensation and state income taxes. The effective tax rate for the three and six months ended June 30, 2021 excludes a discrete income tax expense of $4.5 million related to the gain on the consolidation of IT’SUGAR. The effective income tax rate for the 2020 period reflects an estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

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

The Company recognized pre-tax income from discontinued operations of $0.6 million for the three months ended June 30, 2020 and a pre-tax loss from discontinued operations of $0.1 million for the six months ended June 30, 2020. The pre-tax income for the three months ended June 30, 2020 was primarily due to a $0.9 million gain on the termination of a lease obligation, while the pre-tax loss for the six months ended June 30, 2020 was primarily due to a $1.0 million impairment loss associated with a leased asset, partially offset by the aforementioned gain on the termination of a lease obligation.

Net Income or Loss Attributable to Noncontrolling Interests

During the three and six months ended June 30, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a partially-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was previously required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR. Upon the consolidation of IT’SUGAR in June 2021, IT’SUGAR’s noncontrolling interest was initially recorded at its estimated fair value of $0.9 million.

The net income attributable to noncontrolling interests of $0.1 million and $0.2 million during the three and six months ended June 30, 2021 reflects income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and a noncontrolling interest in IT’SUGAR. The net loss attributable to noncontrolling interests of $0.9 million and $4.3 million during the three and six months ended June 30, 2020 was primarily due to the recognition of impairment losses related to goodwill and long-lived assets as a result of the COVID-19 pandemic, including $3.6 million in losses attributed to the redeemable noncontrolling interest in IT’SUGAR.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities	$13,009	(8,856)
Cash flows provided by (used in) investing activities	8,041	(10,324)
Cash flows (used in) provided by financing activities	(9,236)	94,962
Net increase in cash, cash equivalents and restricted cash	$11,814	75,782
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$102,201	97,069

Cash Flows from Operating Activities

The Company’s cash provided by operating activities increased by $21.9 million during the six months ended June 30, 2021 compared to the same 2020 period primarily due to higher sales of real estate inventory by BBXRE, higher returns on investments from unconsolidated real estate joint ventures, and lower operating losses at BBX Sweet Holdings. The decrease in operating losses at BBX Sweet Holdings during the 2021 period compared to the 2020 period was primarily the result of IT’SUGAR’s operating losses during the 2020 period.

Cash Flows from Investing Activities

The Company’s cash provided by investing activities increased by $18.4 million during the six months ended June 30, 2021 compared to the same 2020 period primarily due to $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR, higher returns of investments in unconsolidated real estate joint ventures, and lower investments in unconsolidated real estate joint ventures, partially offset by lower proceeds from the repayment of loans.

Cash Flows from Financing Activities

The Company’s cash used in financing activities increased by $104.2 million during the six months ended June 30, 2021 compared to the same 2020 period, which was primarily due to a $95.1 million net transfer of cash from Bluegreen Vacations in 2020, a $11.3 million decrease in borrowings in 2021 as compared to the 2020, and the repurchase of $3.8 million of Class A Common Stock during the 2021 period, partially offset by $5.9 million of lower repayments of notes payable and other borrowings.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which causes fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are generally on vacation, while BBX Sweet Holdings’ other operating businesses generally generate their strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Commitments

The Company’s material commitments as of June 30, 2021 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of June 30, 2021 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$1,510	7,765	40,877	14,831	(708)	64,275
Noncancelable operating leases	6,554	31,918	24,981	28,476	—	91,929
Purchase an additional 40% interest in the Altman Companies (2)	—	9,400	—	—	—	9,400
Total contractual obligations	8,064	49,083	65,858	43,307	(708)	165,604
Interest Obligations (3)
Notes payable and other borrowings	2,540	5,051	3,985	11,126	—	22,702
Total contractual interest	2,540	5,051	3,985	11,126	—	22,702
Total contractual obligations	$10,604	54,134	69,843	54,433	(708)	188,306

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred at the time of purchase.

(3)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash, cash equivalents, and short-term investments of approximately $106.6 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic and current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development, and contributions from Bluegreen Vacations. However, as a result of the spin-off of BBX Capital from Bluegreen Vacations, the Company will no longer receive capital contributions from Bluegreen Vacations. As a result, the Company believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition, the Company expects to receive quarterly interest payments on the $75.0 million promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities. However, as discussed above, the Company’s management intends to evaluate any operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $4.0 million to $5.0 million in the Altman Companies and certain related joint ventures during the remainder of 2021 relating to planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects, although BBXRE currently expects to receive a reimbursement of predevelopment expenditures in connection with the commencement of a new project that would partially offset these expected contributions if the project is commenced. Further, based on its current pipeline of new potential development projects, BBXRE currently estimates that it may invest an additional $8.0 million to $9.0 million in the managing member of newly formed joint ventures for new projects during the remainder of 2021; however, the timing of the commencement of such projects may result in such estimated investments occurring in 2022 or a later period. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more of such new projects originated by the Altman Companies. Furthermore, if the Altman Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. Based on its current pipeline of new potential development projects, BBXRE currently expects that it will make this contribution to ABBX Guaranty, LLC in 2022.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, while Joel Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in the affiliated Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE expects that it will contribute additional capital up to approximately $1.0 million to one of its existing joint ventures during the next twenty-four months based on the current plans and estimates associated with the development project.

The operating agreements of certain of the Company’s real estate joint ventures contain customary buy-sell provisions which could result in either the sale of the Company’s interest or the use of available cash to acquire the partner’s interest, and the Company’s commitments and liquidity requirements described above do not include amounts that the Company may pay as a result of the initiation of these provisions. BBXRE has recently been engaged in negotiations with its partner in one of its existing joint ventures related to the possible initiation of the buy-sell provision within the operating agreement for the venture or a similar transaction pursuant to which BBXRE may purchase the partner’s interest in the venture or the partner may purchase BBXRE’s interest in the venture. The partner that purchases the other partner’s interest would also assume the joint venture’s debt and be required to provide a guaranty on the debt. However, as of this date, the terms of the buy-sell provision have not been initiated.

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time by BBX Capital’s board of directors without prior notice. As of June 30, 2021, 597,088 shares of the Company’s Class A Common Stock have been purchased for approximately $3.8 million under the share repurchase program, at an average cost of $6.29 per share, including fees. As the tender offer described below was not consummated under the share repurchase program, the Company may repurchase up to an additional $6.2 million of shares of its Common Stock pursuant to the program.

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share, and in June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital completed the cash tender offer and purchased 1,402,785 shares of its Class A Common Stock at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.2 million. The shares purchased in the tender offer represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock. After giving effect to the purchase and retirement of the shares, BBX Capital had 17,317,805 shares of Common Stock issued and outstanding, consisting of 13,624,209 shares of its Class A Common Stock and 3,693,596 shares of its Class B Common Stock.

Credit Facilities with Future Availability

Toronto-Dominion Commercial Bank Credit Facility (“TD Bank”). Renin has a credit facility with TD Bank that includes a $30.0 million term loan (the “Term Loan”) and a revolving operating loan of up to $20.0 million (which amount was increased as described below) (the “Operating Loan”), both of which mature in October 2025. As of June 30, 2021, the outstanding amounts under the Term Loan and Operating Loan were $28.9 million and $17.4 million, respectively, with effective interest rates of 3.24% and 3.56%, respectively.

As of June 30, 2021, Renin had availability of approximately $6.6 million under the Operating Loan, subject to eligible collateral and the terms of the facility. In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021, to increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the amendment to the credit facility temporarily increases the maximum total leverage ratio included in the financial covenants of the facility and prohibits Renin from making distributions to the Company through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company will revert to the requirements under the terms of the facility existing prior to the amendment.

As a result of increased costs, higher inventory levels, and the increased time between purchases of inventory and receipt of payments from customers, Renin expects that it will be required to utilize substantially all of its availability under the Operating Loan in the near future and that it will have limited availability under the facility for unforeseen circumstances, including possible cash payment in connection with its ongoing supplier dispute, as described below. Further, the effects of the current economic environment, including increased costs and the potential loss of customers following efforts to increase prices could impact Renin’s ability to remain in compliance with the financial covenants under its credit facility. This in turn could limit the extent of availability under the Operating Loan in future periods and/or require Renin to repay all or a portion of the borrowings from TD Bank prior to scheduled maturity.

As described in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Renin is currently engaged in a dispute with one of its suppliers and recognized costs related to this dispute during the year ended December 31, 2020. As of June 30, 2021, this matter did not impact Renin’s compliance with the financial covenants under its outstanding credit facility with TD Bank. However, if Renin is unable to sustain its assertion that it is entitled to damages from the supplier and is ultimately required to pay the supplier for outstanding amounts due to it, it may cause Renin to be out of compliance with its covenants. If Renin is unable to comply with its covenants, it would be required to seek a waiver from TD Bank, and if unable to obtain a waiver, might lose availability under its Operating Loan, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

LOCS Credit Facility. In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. Pursuant to the terms and conditions of the credit facility, the Company is required to comply with certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility, and the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are primarily accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of June 30, 2021 and December 31, 2020, the Company’s investments in these joint ventures totaled $55.3 million and $58.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the consolidation of IT’SUGAR.

The Company consolidated IT’SUGAR in June 2021, and management did not have sufficient time to conduct an assessment of IT’SUGAR’s internal control over financial reporting. IT’SUGAR’s total revenues and total assets represented 4.9% and 22.3%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the six months ended June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our 2020 Annual Report.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A Common Stock under its October 2020 repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2021	88,922	6.35	88,922	$7,299,151
May 1 – May 31, 2021	169,269	6.30	169,269	$6,232,541
June 1 – June 30, 2021	—	—	—	$6,232,541

(1)In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice.

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

BBX CAPITAL, INC.

August 10, 2021	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

August 10, 2021	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer