Form 10-Q
period 2021-09-30
BBX Capital, Inc.
filed 2021-11-15
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

YES [ ]  NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2021 is as follows:

Class A Common Stock of $.01 par value, 13,101,493 shares outstanding.
Class B Common Stock of $.01 par value, 3,679,202 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$113,547	90,037
Restricted cash	1,450	350
Trade accounts receivable, net	30,502	29,507
Trade inventory	43,381	31,846
Real estate ($7,800 in 2021 and $9,031 in 2020 held for sale)	31,227	55,800
Investments in and advances to unconsolidated real estate joint ventures	49,051	58,010
Investment in and advances to IT'SUGAR, LLC	—	22,976
Note receivable from Bluegreen Vacations Holding Corporation	75,000	75,000
Property and equipment, net	29,953	7,803
Goodwill	18,222	8,277
Intangible assets, net	32,626	22,420
Operating lease assets	76,913	13,488
Deferred tax asset, net	6,472	7,424
Other assets	40,910	24,718
Total assets	$549,254	447,656
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$13,915	14,472
Accrued expenses	42,415	30,852
Other liabilities	5,902	5,455
Operating lease liabilities	88,091	14,141
Notes payable and other borrowings	66,475	73,483
Total liabilities	216,798	138,403
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	1,147	—
Equity:
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 13,101,493 in 2021 and 15,624,091 in 2020	131	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,679,202 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	310,588	310,588
Accumulated earnings (deficit)	18,475	(3,457)
Accumulated other comprehensive income	1,838	1,830
Total shareholders' equity	331,069	309,154
Noncontrolling interests	240	99
Total equity	331,309	309,253
Total liabilities and equity	$549,254	447,656

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Trade sales	$67,453	35,692	159,899	99,628
Sales of real estate inventory	21,849	4,970	47,774	14,248
Interest income	1,506	387	4,823	586
Net gains on sales of real estate assets	129	164	438	130
Other revenue	854	992	2,450	2,398
Total revenues	91,791	42,205	215,384	116,990
Costs and expenses:
Cost of trade sales	50,614	27,981	125,074	81,030
Cost of real estate inventory sold	9,999	3,367	23,425	9,473
Interest expense	374	—	958	—
Recoveries from loan losses, net	(5,393)	(807)	(7,038)	(5,844)
Impairment losses	—	—	—	30,740
Selling, general and administrative expenses	22,670	18,110	49,907	53,148
Total costs and expenses	78,264	48,651	192,326	168,547
Operating income (losses)	13,527	(6,446)	23,058	(51,557)
Equity in net earnings (loss) of unconsolidated real estate joint ventures	11,820	(646)	15,992	50
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	(3,326)
Gain on the consolidation of IT'SUGAR, LLC	—	—	15,890	—
Other income	60	81	252	192
Foreign exchange gain (loss)	292	(58)	788	214
Income (loss) from continuing operations before income taxes	25,699	(10,395)	55,980	(54,427)
(Provision) benefit for income taxes	(6,382)	1,633	(13,971)	10,847
Net income (loss) from continuing operations	19,317	(8,762)	42,009	(43,580)
Discontinued operations
Loss from operations	—	—	—	(91)
Benefit for income taxes	—	—	—	17
Loss from discontinued operations	—	—	—	(74)
Net income (loss)	19,317	(8,762)	42,009	(43,654)
Net (income) loss attributable to noncontrolling interests	(125)	510	(352)	4,822
Net income (loss) attributable to shareholders	$19,192	(8,252)	41,657	(38,832)

Basic and diluted earnings (loss) per share from continuing operations	$1.13	(0.43)	2.27	(2.01)
Basic and diluted earnings (loss) per share from discontinued operations	—	—	—	—
Total basic and diluted loss per share	$1.13	(0.43)	2.27	(2.01)
Weighted average number of common shares outstanding	17,027	19,318	18,373	19,318

Net income (loss)	$19,317	(8,762)	42,009	(43,654)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(12)	15	—	19
Foreign currency translation adjustments	(332)	157	8	(198)
Other comprehensive (loss) income, net	(344)	172	8	(179)
Comprehensive income (loss), net of tax	18,973	(8,590)	42,017	(43,833)
Comprehensive (income) loss attributable to noncontrolling interests	(125)	510	(352)	4,822
Comprehensive income (loss) attributable to shareholders	$18,848	(8,080)	41,665	(39,011)

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended September 30, 2021 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Bluegreen	Additional	Comprehen-	Non-
	Class		Class		Vacations	Paid-in	sive	controlling	Total
	A	B	A	B	Equity	Capital	Income	Interests	Equity
Balance, June 30, 2020	—	—	$—	—	242,932	—	1,203	278	244,413
Net loss excluding $484 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(8,252)	—	—	(26)	(8,278)
Other comprehensive income	—	—	—	—	—	—	172	—	172
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	3,150	—	—	—	3,150
Net transfers from Bluegreen Vacations	—	—	—	—	74,516	—	—	—	74,516
Issuance of common stock	15,624	3,624	156	37	(193)	—	—	—	—
Transfer to additional paid-in capital	—	—	—	—	(312,153)	312,153	—	—	—
Balance, September 30, 2020	15,624	3,624	$156	37	—	312,153	1,375	198	313,919

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2021	15,027	3,694	$150	37	310,588	15,247	2,182	254	328,458
Net income (loss) excluding $139 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	19,192	—	(14)	19,178
Other comprehensive loss	—	—	—	—	—	—	(344)	—	(344)
Purchase and retirement of common stock from tender offer	(1,403)	—	(14)	—	—	(11,417)	—	—	(11,431)
Purchase and retirement of common stock	(523)	(15)	(5)	—	—	(4,547)	—	—	(4,552)
Balance, September 30, 2021	13,101	3,679	$131	37	310,588	18,475	1,838	240	331,309

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2021 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Bluegreen	Additional	Comprehen-	Non-
	Class		Class		Vacations	Paid-in	sive	controlling	Total
	A	B	A	B	Equity	Capital	Income	Interests	Equity
Balance, December 31, 2019	—	—	$—	—	179,681	—	1,554	1,001	182,236
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(38,832)	—	—	(749)	(39,581)
Other comprehensive loss	—	—	—	—	—	—	(179)	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,248)	—	—	—	(1,248)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	3,150	—	—	—	3,150
Net transfers from Bluegreen Vacations	—	—	—	—	169,595	—	—	—	169,595
Issuance of common stock	15,624	3,624	156	37	(193)	—	—	—	—
Transfer to additional paid-in capital	—	—	—	—	(312,153)	312,153	—	—	—
Balance, September 30, 2020	15,624	3,624	$156	37	—	312,153	1,375	198	313,919

	Share of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional	Accumulated	Other	Non-
	Class		Class		Paid-in	(Deficit)	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income excluding $211 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	41,657	—	141	41,798
Other comprehensive income	—	—	—	—	—	—	8	—	8
Purchase and retirement of common stock from tender offer	(1,403)	—	(14)	—	—	(11,417)	—	—	(11,431)
Purchase and retirement of common stock	(1,120)	(15)	(11)	—	—	(8,308)	—	—	(8,319)
Balance, September 30, 2021	13,101	3,679	$131	37	310,588	18,475	1,838	240	331,309

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss) from continuing operations	$42,009	(43,580)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Recoveries from loan losses, net	(7,038)	(5,844)
Depreciation, amortization and accretion, net	4,830	5,468
Net gains on sales of real estate and property and equipment	(491)	(130)
Loss on the deconsolidation of IT'SUGAR, LLC	—	3,326
Gain on the consolidation of IT'SUGAR, LLC	(15,890)	—
Equity in net earnings of unconsolidated real estate joint ventures	(15,992)	(50)
Return on investment in unconsolidated real estate joint ventures	18,739	3,934
Decrease (increase) in deferred income tax asset, net	952	(5,402)
Impairment losses	—	30,840
(Increase) decrease in trade inventory	(6,035)	279
Increase in trade receivables	(394)	(2,336)
Decrease in real estate inventory	18,621	925
Net change in operating lease asset and operating lease liability	1,231	(174)
Increase in other assets	(11,759)	(1,482)
Increase in accrued expenses	3,173	12,426
Decrease in due to Bluegreen Vacations	—	(1,362)
Decrease in accounts payable	(2,976)	(4,254)
Net cash used from operating activities in discontinued operations	—	(74)
Increase (decrease) in other liabilities	531	(246)
Net cash provided by (used in) operating activities	29,511	(7,736)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	19,423	4,631
Investments in unconsolidated real estate joint ventures	(13,211)	(14,009)
Proceeds from repayment of loans receivable	7,837	5,960
Proceeds from sales of real estate held-for-sale	1,704	2,151
Repayment of advances to IT'SUGAR	222	—
Additions to real estate held-for-sale and held-for-investment	(35)	(70)
Purchases of property and equipment	(5,254)	(4,032)
Cash acquired in the consolidation of IT'SUGAR, LLC	6,909	—
Change in cash from other investing activities	(259)	(1,065)
Net cash provided by (used in) investing activities	17,336	(6,434)
		(Continued)

	For the Nine Months Ended September 30,
	2021	2020
Financing activities:
Repayments of notes payable and other borrowings	(12,974)	(15,415)
Proceeds from notes payable and other borrowings	10,487	10,919
Purchase and retirement of Class A and Class B Common Stock	(8,319)	—
Purchase and retirement of Class A Common Stock from tender offer	(11,431)	—
Distributions to noncontrolling interests	—	(54)
Net transfers from Bluegreen Vacations	—	94,275
Net cash (used in) provided by financing activities	(22,237)	89,725
Increase in cash, cash equivalents and restricted cash	24,610	75,555
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$114,997	96,842

Interest paid on borrowings, net of amounts capitalized	$789	—
Income taxes paid	7,661	330
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	345	827
Bluegreen Vacations Holding Corporation note receivable	—	75,000
Operating lease assets obtained in exchange for new operating lease liabilities	10,894	4,921
Assumption of Community Development District Bonds by homebuilders	5,066	3,137
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	113,547	96,592
Restricted cash	1,450	250
Cash discontinued operations	—	—
Total cash, cash equivalents, and restricted cash	$114,997	96,842

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

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed the spin-off which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which owns 93% of IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

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

Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of September 30, 2021, the percentage of total common equity represented by the Class A and Class B Common Stock was 78% and 22%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

Share Repurchase Program

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, BBX Capital’s board of directors approved an increase in the Company’s share repurchase program from $10 million of shares to $20 million of shares. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice.

During the nine months ended September 30, 2021, BBX Capital purchased 1,119,813 shares of its Class A Common Stock and 14,394 of its Class B Common Stock for approximately $8.3 million under the share repurchase program at an average cost of $7.33 per share, including fees. As of September 30, 2021, BBX Capital may repurchase up to an additional $11.7 million of shares under its share repurchase program.

Tender Offer

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share. In June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to the cash tender offer at a purchase price of $8.00 per share for an aggregate purchase price including fees of approximately $11.4 million, including fees.

Earnings Per Share

Basic and diluted earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average shares outstanding. For the three and nine months ended September 30, 2020, the weighted average shares outstanding was based on the 19,317,687 shares issued in connection with the spin-off on September 30, 2020, while for the three and nine months ended September 30, 2021, the weighted average shares outstanding was based on the actual weighted average number of shares outstanding for the applicable period.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items, Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its 93% ownership of IT’SUGAR. However, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. See Note 17 for further discussion.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and raw materials from China, Brazil, and certain other countries.

During the three and nine months ended September 30, 2021, Renin’s total revenues included $28.7 million and $88.6 million, respectively, of trade sales to three major customers and their affiliates and $11.3 million and $38.2 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $5.5 million, $13.1 million, and $10.1 million for the three months ended September 30, 2021, which represented 6.0%, 14.3%, and 11.0% of the Company’s total revenues for the three months ended September 30, 2021. Revenues from each of the three major customers were $22.8 million, $35.7 million, and $30.1 million for the nine months ended September 30, 2021, which represented 10.6%, 16.6%, and 14.0% of the Company’s total revenues for the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, Renin’s total revenues included $10.2 million and $31.8 million, respectively, of trade sales to two major customers and their affiliates and $3.9 million and $15.4 million, respectively, of revenues generated outside the United States. Revenues from each of the two major customers were $5.1 million and $5.1 million for the three months ended September 30, 2020, which represented 12.0% and 12.1% of the Company’s total revenues for the three months ended September 30, 2020. Revenues from each of the two major customers were $18.1 million and $13.7 million for the nine months ended September 30, 2020, which represented 15.4% and 11.8% of the Company’s total revenues for the nine months ended September 30, 2020.

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

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, as well as certain subsidiaries in which ownership was transferred from Bluegreen Vacations in connection with the spin-off transaction described above. However, for the periods prior to the spin-off on September 30, 2020, including for the three and nine months ended September 30, 2020, the condensed consolidated financial statements reflect the combined financial statements of these entities, which have been derived from the accounting records of Bluegreen Vacations and these companies, and should be read with the accompanying notes thereto. The condensed consolidated financial statements for the periods prior to the spin-off on September 30, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

For the three and nine months ended September 30, 2020, the majority of the revenues, expenses, and cash flows of the Company were identified based on the legal entities included in the spin-off transaction. However, the historical costs and expenses reflected in the condensed consolidated financial statements for these periods also include an allocation for certain corporate and shared service functions that were historically provided by Bluegreen Vacations prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of the combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. The Company believes that the assumptions underlying the condensed consolidated financial statements for these periods, including the assumptions regarding the allocation of general corporate expenses from the Bluegreen Vacations, are reasonable. However, the condensed consolidated financial statements for the three and nine months ended September 30, 2020 may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company during the periods presented. Actual costs that would have been incurred if the Company was operating as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurred costs associated with being a public company that are not reflected in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods. In addition, current levels of illness caused by COVID-19 and related variants indicate that the pandemic and its impact on the Company are not over. Vaccination policies also vary across different jurisdictions where the Company operates, and federal, state, and local government officials may in the future issue new or revised orders that are different than the ones under which the Company is currently operating. For example, in November 2021, Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued emergency temporary standards requiring all private-sector firms with over 100 employees to ensure that its employees are fully vaccinated against COVID-19 or tested regularly. Employers will have until January 4, 2022 to comply with the requirement to test unvaccinated workers. The Company is currently adopting policies which require vaccination or ongoing testing for employees in its corporate offices; however, the Company has yet to adopt such policies across all of its locations, and the implementation of such policies could result in additional operational challenges for the Company in light of ongoing labor shortages and the increased cost of labor.

The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries sought to take steps to manage expenses through cost saving initiatives and steps intended to increase liquidity and strengthen the Company’s financial position, including delaying planned capital expenditures. As of September 30, 2021, the Company’s consolidated cash balance was $113.5 million.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not been adopted by the Company as of September 30, 2021:

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although companies can apply this standard immediately, the guidance will only be available for a limited time (generally through December 31, 2022). The Company currently has a LIBOR indexed credit facility which had an outstanding balance of $50.9 million as of September 30, 2021 and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity and the related impact that this standard may have on its consolidated financial statements.

2. Acquisition

Acquisition of Colonial Elegance

On October 22, 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, Inc (“Colonial Elegance”), a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada.

The base purchase price for the acquisition was $38.8 million. In addition to the base purchase price, Renin acquired excess working capital held by Colonial Elegance for $4.3 million, which resulted in total purchase consideration of $43.1 million. Renin paid substantially all of the purchase consideration in cash at closing, which was funded by Renin with proceeds from its amended and restated credit facility with TD Bank and a $5.0 million capital contribution from BBX Capital.

As of December 31, 2020, the Company reported a provisional purchase price allocation based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the nine months ended September 30, 2021, the Company finalized its valuation associated with Colonial Elegance and updated its purchase price allocation based on the final valuation. The following table summarizes the purchase price allocation based on the Company’s valuation, including fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$557
Trade accounts receivable	10,244
Trade inventory	12,133
Property and equipment	1,007
Identifiable intangible assets (1)	21,795
Operating lease asset (2)	3,919
Other assets	650
Total assets acquired	50,305
Accounts payable	(5,619)
Other liabilities	(3,524)
Operating lease liability	(2,213)
Total liabilities assumed	(11,356)
Fair value of identifiable net assets	38,949
Goodwill	4,140
Purchase consideration	43,089
Less: cash acquired	(557)
Less: consideration payable	(194)
Cash paid for acquisition less cash acquired	$42,338

(1)Identifiable intangible assets were comprised of $2.9 million, $18.7 million, and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are being amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

(2)Includes an intangible asset of $1.7 million related to below market rents associated with the lease for a distribution facility that is expected to be recognized over the lease term of approximately seven years.

The fair values reported in the above table were estimated by the Company using available market information and applicable valuation methods. As considerable judgment is involved in estimates of fair value, the fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods would have a material effect on the estimated fair value amounts.

3. Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Trade receivables	$30,738	29,860
Allowance for expected credit losses	(236)	(353)
Total trade receivables	$30,502	29,507

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$11,541	6,191
Paper goods and packaging materials	1,787	1,322
Finished goods	30,053	24,333
Total trade inventory	$43,381	31,846

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Real estate held-for-sale	$7,800	9,031
Real estate held-for-investment	5,993	5,992
Real estate inventory	17,434	40,777
Total real estate	$31,227	55,800

0

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of September 30, 2021, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Altis Grand Central	$729	$2,287
Altis Promenade	—	1,964
Altis Ludlam Trail	10,520	9,653
Altis Grand at The Preserve (Suncoast)	194	1,086
Altis Pembroke Gardens	—	310
Altis Wiregrass	—	163
Altis Little Havana	864	844
Altis Lake Willis (Vineland Pointe) Phase 1	261	—
Altis Lake Willis (Vineland Pointe) Phase 2	2,516	5,446
Altis Miramar East/West	2,867	2,818
The Altman Companies	16,905	15,222
ABBX Guaranty	3,750	3,750
Bayview	1,447	1,563
Marbella	310	6,971
Chapel Trail	137	153
The Main Las Olas	2,307	2,462
Sky Cove	1,446	3,287
Sky Cove South	4,768	—
Other	30	31
Total	$49,051	$58,010

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

In March 2021, the Altis Pembroke Gardens joint venture sold its 280 unit multifamily apartment community in Pembroke Pines, Florida. As a result of the sale, BBXRE recognized $0.3 million of equity earnings during the nine months ended September 30, 2021.

In June 2021, the Altis Promenade joint venture sold its 338 unit multifamily apartment community located in Lutz, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $7.1 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.3 million during the nine months ended September 30, 2021.

In July 2021, the Altis Grand at The Preserve joint venture sold its 350 unit multifamily apartment community located in Odessa, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $5.8 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.0 million during the three and nine months ended September 30, 2021.

In September 2021, the Altis Grand Central joint venture recapitalized its ownership interests in Altis Grand Central, its 314-unit multifamily apartment community located in Tampa, Florida, in a transaction with an institutional investor based on the property’s agreed upon market value and in which the joint venture retained a 10% noncontrolling interest in the property. As a result of the transaction, BBXRE received a cash distribution of approximately $7.5 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $6.2 million during the three and nine months ended September 30, 2021. Further, BBXRE’s beneficial ownership interest in Altis Grand Central was decreased from approximately 11% to approximately 1%.

In 2019, BBXRE and Joel Altman invested in the Altis Lake Willis joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and closed on its development financing. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing joint venture. BBXRE also received a cash distribution of approximately $4.1 million related to previous capital contributions based on the final financing structure and financing proceeds associated with the first phase of the development.

7. Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$20,796	14,864	$8,277	37,248
Deconsolidation of IT'SUGAR	—	(14,864)	—	(14,864)
IT'SUGAR emergence from bankruptcy	222	—	14,082	—
Impairment losses	—	—	—	(22,384)
Colonial Elegance acquisition adjustments to goodwill	(2,796)	—	(4,137)	—
Balance, end of period	$18,222	—	$18,222	—

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

There were no impairment indicators relating to the Company’s goodwill during the three and nine months ended September 30, 2021, and accordingly, the Company did not test its goodwill for impairment during the nine months ended September 30, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for goodwill and its method and assumptions used to estimate the fair value of its reporting units in connection with its goodwill impairment testing.

In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. The Company applied the acquisition method of accounting to the consolidation of IT’SUGAR on the Effective Date and recognized $14.1 million of goodwill. See Note 17 for further discussion of the IT’SUGAR bankruptcy proceedings.

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

During the nine months ended September 30, 2020, the Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $5.4 million during the nine months ended September 30, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

There were no impairment indicators relating to the Company’s long-lived assets during the three and nine months ended September 30, 2021, and accordingly, the Company did not test its long-lived assets for impairment during the nine months ended September 30, 2021. See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for long-lived assets and its method and assumptions used to estimate the future cash flows and fair values of its long-lived assets in connection with its impairment testing for such assets.

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

During the nine months ended September 30, 2020, the Company recognized impairment losses of $2.2 million associated with certain of its investments in unconsolidated real estate joint ventures. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. There were no indicators that the fair values of the Company’s equity method investments had declined below their respective carrying values during the three and nine months ended September 30, 2021.

See the Company’s 2020 Annual Report for further discussion related to the Company’s accounting policies for equity method investments and its method and assumptions used to estimate the fair value of its investments in connection with its impairment testing for such investments.

8. Leases

BBX Capital and its subsidiaries are lessees under various operating leases for retail stores, office space, equipment, and vehicles. Many of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to seven years, and the exercise of such renewal options is generally at the Company’s discretion. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the leased location, including in some cases based on a specified percentage of all sales at the leased location and in other cases based on a specified percentage of sales over contractually specified sales levels. Further, other lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

	As of	As of
	September 30, 2021	December 31, 2020	(2)
Operating lease assets	$76,913	$13,488
Operating lease liabilities	$88,091	$14,141
Weighted average remaining lease term (years)	6.6	7.0
Weighted average discount rate (1)	4.35%	5.36%

(1)As most of the Company’s lease agreements do not provide an implicit rate, the Company estimates incremental secured borrowing rates corresponding to the maturities of its lease agreements to determine the present value of future lease payments. To estimate incremental borrowing rates applicable to BBX Capital and its subsidiaries, the Company considers various factors, including the rates applicable to its recently issued debt and credit facilities and prevailing financial market conditions.

(2)Excludes IT’SUGAR’s operating leases. On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized its operating lease assets and liabilities.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease costs	$4,308	$4,298	$6,604	$13,306
Short-term lease costs	327	38	942	36
Variable lease costs	2,384	933	3,216	3,231
Total operating lease costs	$7,019	$5,269	$10,762	$16,573

Included in the Company’s statement of cash flows under operating activities for the nine months ended September 30, 2021 and 2020 was $5.5 million and $11.8 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the nine months ended September 30, 2021 and 2020, the Company obtained $10.9 million and $4.9 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth the approximate minimum future rental payments (excluding executory costs) under the Company’s lease agreements (including IT’SUGAR’s lease obligations) during the periods subsequent to September 30, 2021 related to agreements that were executed as of September 30, 2021 (in thousands):

Period Ending December 31,
2021	$3,405
2022	17,003
2023	17,183
2024	14,717
2025	13,361
After 2025	36,803
Total lease payments	102,472
Less: interest	14,381
Present value of lease liabilities	$88,091

The above operating lease payments exclude an aggregate of $10.5 million of legally binding minimum lease payments for lease agreements executed but not yet commenced as of September 30, 2021, as the Company had not received possession of the leased property as of that date.

9. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2021			December 31, 2020
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$12,691	4.25-6.00%	$18,542	$27,565	4.25-6.00%	$42,230
TD Bank Term Loan and Line of Credit	50,905	3.92%	(1)	45,573	3.30%	(1)
IberiaBank Revolving Line of Credit (2)	2,041	3.75%	(3)	—	—	—
IberiaBank Note (2)	1,427	3.50%	1,802	—	—	—
Centennial Bank Note (2)	—	—%	—	1,428	5.25%	1,840
Other	30	4.22%	—	43	4.22%	—
Unamortized debt issuance costs	(619)			(1,126)
Total notes payable and other borrowings	$66,475			$73,483

(1)The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.

(2)BBX Capital is guarantor of the note.

(3)The collateral is a blanket lien on LOC’s assets.

See Note 11 to the Company’s consolidated financial statements included in the 2020 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Revolving Line of Credit

In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021 to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021. In addition, the amendment to the credit facility temporarily increased the maximum total leverage ratio included in the financial covenants of the facility but prohibited Renin from making distributions to BBX Capital through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company will revert to the requirements under the facility immediately prior to the amendment.

In November 2021, Renin’s credit facility with TD Bank was further amended effective September 30, 2021 to extend the prior increase in the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November amendment to the credit facility i) waived the requirement for Renin to comply with the maximum total leverage ratio included in the financial covenants of the facility as of September 30, 2021 (but does not waive the requirement for any future period), ii) extended the prior increase in the maximum total leverage ratio through December 31, 2022, iii) modified the calculation of the maximum total leverage ratio, and iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company will revert to the requirements under the facility prior to the amendments in 2021.

Adverse events, including, but not limited to, i) the effects of the COVID-19 pandemic on Renin’s operations, ii) supply chain disruptions and the related impacts on shipping and product costs, iii) a potential adverse outcome of Renin’s ongoing dispute with a foreign supplier which would require Renin to settle the dispute in cash (as further described in Note 12), and iv) the loss of sales from one or more major customers, have impacted Renin’s ability to remain in compliance with the financial covenants under its credit facility with TD Bank. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility.

IberiaBank Note

In August 2021, BBX Sweet Holdings and certain of its subsidiaries, including The Hoffman Commercial Group, Inc., borrowed $1.4 million from IberiaBank and issued a note payable to IberiaBank (the “IberiaBank Note”). The proceeds of the note were used to repay the outstanding balance of the Centennial Bank Note. The IberiaBank Note is secured by land and buildings owned by The Hoffman Commercial Group, Inc. and is guaranteed by BBX Capital. The note requires monthly payments of principal and interest based upon a 25 year amortization schedule, with the entire unpaid principal balance and unpaid interest due in August 2031. The amounts outstanding under the note bear interest at a fixed interest rate of 3.5%. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the note.

Community Development District Obligations

In November 2021, the Beacon Lakes Community Development District issued $5.1 million of bonds to partially fund the Phase 3 infrastructure improvements at the Beacon Lakes Community.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Trade sales - wholesale	$37,395	22,256	$117,555	61,529
Trade sales - retail	30,058	13,436	42,344	38,099
Sales of real estate inventory	21,849	4,970	47,774	14,248
Revenue from customers	89,302	40,662	207,673	113,876
Interest income	1,506	387	4,823	586
Net gains on sales of real estate assets	129	164	438	130
Other revenue	854	992	2,450	2,398
Total revenues	$91,791	42,205	$215,384	116,990

As of September 30, 2021 and December 31, 2020, the Company’s other assets in its condensed consolidated statements of financial condition included $14.3 million and $2.9 million of estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders. As of September 30, 2021, the Company’s other liabilities in its condensed consolidated statements of financial condition included $0.6 million of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

11. Income Taxes

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

The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2021 was approximately 25%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the nine months ended September 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2020 was approximately 17% and 22%, respectively, and reflects an estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic. The Company’s effective income tax rate for the three months ended September 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of a change in the Company’s forecasted operating results for the annual period, which resulted in the reversal of the tax benefit recognized during the six months ended June 30, 2020.

Certain of Bluegreen Vacations’ state filings covering tax periods prior to the spin-off are under examination. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

12. Commitments and Contingencies

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

Renin Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believes that the supplier is liable for damages suffered by Renin related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and notified the supplier of its exercise of a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million. However, the supplier is disputing that it is liable for the additional shipping costs and has demanded that Renin pay the outstanding amounts due to it.

As the supplier is disputing that it is liable to Renin for damages and there is no assurance regarding the ultimate resolution of the matter and Renin’s assertion that it is entitled to damages, Renin recognized the cost of the products and related shipping costs of such products in cost of trade sales during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use.

If Renin is unable to establish that it is entitled to damages from the supplier and is ultimately required to pay the supplier for all outstanding amounts due to it, it would cause Renin to be out of compliance with the covenants under its TD Bank facility. If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank. If a waiver is required and Renin is unable to obtain a waiver, Renin could lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

Other Commitments and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is a guarantor of 50% of the outstanding balance of a third-party loan to the Bayview real estate joint venture, which had an outstanding balance of $5.0 million as of September 30, 2021.

•BBX Capital is guarantor on a lease agreement executed by IT’SUGAR for base rent of $0.7 million and common area costs for the lease term which expires in January 2023.

•BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 9 for additional information regarding these obligations.

13. Noncontrolling Interests

The noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 of $0.2 million and $0.1 million, respectively, is comprised of a 19% noncontrolling equity interest owned by an unaffiliated party in a restaurant in which the Company owns the remaining 81% of the equity interests. During the three and nine months ended September 30, 2021, the Company attributed ($14,000) and $0.1 million, respectively, of net (loss) income to the noncontrolling interest, while during the three and nine months ended September 30, 2020, the Company attributed $26,000 and $0.7 million, respectively, of net loss to the noncontrolling interest.

During the period from January 1, 2020 to September 22, 2020, the Company’s condensed consolidated financial statements included the results of operations and financial position of IT’SUGAR, a majority-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR during such periods. The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.5 million for the period from July 1, 2020 to September 22, 2020 and $4.1 million for the period from January 1, 2020 to September 22, 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interest in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to that date. The net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.1 million for the three months ended September 30, 2021 and $0.2 million for the period from the June 17, 2021 to September 30, 2021.

14. Fair Value Measurement

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$113,547	113,547	113,547	—	—
Restricted cash	1,450	1,450	1,450	—	—
Note receivable from Bluegreen Vacations	75,000	76,800	—	—	76,800
Financial liabilities:
Notes payable and other borrowings	66,475	68,491	—	—	68,491

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,037	90,037	90,037	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations	75,000	78,218	—	—	78,218
Financial liabilities:
Notes payable and other borrowings	73,483	77,500	—	—	77,500

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

The Company is exposed to credit related losses in the event of non-performance by counterparties to the financial instruments with a maximum exposure equal to the carrying amount of the assets. The Company’s exposure to credit risk consists primarily of accounts receivable balances.

15. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 80% of BBX Capital’s total voting power. Mr. Alan B. Levan also serves as the Chairman, Chief Executive Officer, and President of Bluegreen Vacations, and Mr. Abdo also serves as Vice Chairman of Bluegreen Vacations. Additionally, Mr. Jarett Levan and Mr. Wise serve as directors of Bluegreen Vacations.

Included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income during the three and nine months ended September 30, 2021 was $0 and $0.2 million, respectively, of rent for office space provided by Bluegreen Vacations to the Company. Included in selling, general and administrative expenses during the three and nine months ended September 30, 2020 was $0.6 million and $1.9 million, respectively, for management advisory services and employer provided medical insurance provided by Bluegreen Vacations to the Company. The Company reimbursed Bluegreen Vacations the actual cost of providing the services.

The Company provides management services to the Altman Companies for which the Company recognized $0.1 million and 0.2 million, net of services provided to the Company by Altman Companies, during the three and nine months ended September 30, 2021 and 2020 in return for such services. The Company also provides administrative services to Bluegreen Vacations and recognized $0.2 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, in return for such services.

Included in other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss or income for the three and nine months ended September 30, 2021 was $0.2 million and $0.4 million, respectively, for providing risk management consulting services to Bluegreen Vacations, and $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2020. Included in interest income is $0.1 million of interest income on loans receivable from IT’SUGAR for the three months ended September 30, 2021 and $0.2 million from June 17, 2021 to September 30, 2021, which was eliminated in consolidation. Interest income of $0.1 million on loans receivable from IT’SUGAR for the period beginning on January 1, 2021 to June 16, 2021 was not eliminated in consolidation as the Company did not consolidate IT’SUGAR during this period. See Note 17 for further discussion.

During the three and nine months ended September 30, 2020, expenses related to certain support functions provided by Bluegreen Vacations, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 were $4.8 million and $12.7 million, respectively. The allocated support function costs were recognized as contributed capital in the Company’s condensed consolidated statements of financial condition for the three and nine months ended September 30, 2020.

As further described in Note 1, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2021 was $1.1 million and $3.4 million, respectively, relating to accrued interest on the $75.0 million note receivable from Bluegreen Vacations.

The components of net transfers from Bluegreen Vacations in the condensed consolidated statement of changes in equity consisted of the following (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
Cash pooling	$(5,426)	81,581
Corporate overhead allocations	4,767	12,694
Asset transfers	75,175	75,320
Net transfers from Bluegreen Vacations	$74,516	169,595

16. Segment Reporting

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

In the segment information for the three and nine months ended September 30, 2021 and 2020, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses and interest income on the $75.0 million note receivable from Bluegreen Vacations.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2021 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	32,810	33,410	1,233	—	67,453
Sales of real estate inventory	21,849	—	—	—	—	21,849
Interest income	490	—	—	—	1,016	1,506
Net gains on sales of real estate assets	129	—	—	—	—	129
Other revenue	316	—	—	672	(134)	854
Total revenues	22,784	32,810	33,410	1,905	882	91,791
Costs and expenses:
Cost of trade sales	—	19,682	30,432	500	—	50,614
Cost of real estate inventory sold	9,999	—	—	—	—	9,999
Interest expense	—	185	448	—	(259)	374
Recoveries from loan losses, net	(5,393)	—	—	—	—	(5,393)
Selling, general and administrative expenses	2,088	12,563	3,545	1,293	3,181	22,670
Total costs and expenses	6,694	32,430	34,425	1,793	2,922	78,264
Operating income (losses)	16,090	380	(1,015)	112	(2,040)	13,527
Equity in net earnings of unconsolidated real estate joint ventures	11,820	—	—	—	—	11,820
Other income	14	33	—	—	13	60
Foreign exchange gain	—	—	292	—	—	292
Income (loss) from continuing operations before income taxes	$27,924	413	(723)	112	(2,027)	25,699
Total assets	$185,047	140,248	107,164	7,265	109,530	549,254
Expenditures for property and equipment	$—	2,825	196	60	71	3,152
Depreciation and amortization	$—	1,456	959	20	17	2,452
Debt accretion and amortization	$100	9	31	—	—	140
Cash and cash equivalents	$72,197	6,028	1,188	2,256	31,878	113,547
Real estate equity method investments	$49,051	—	—	—	—	49,051
Goodwill	$—	14,082	4,140	—	—	18,222
Notes payable and other borrowings	$12,367	14,429	50,648	31	(11,000)	66,475

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	15,166	19,662	864	—	35,692
Sales of real estate inventory	4,970	—	—	—	—	4,970
Interest income	419	2	—	—	(34)	387
Net gains on sales of real estate assets	164	—	—	—	—	164
Other revenue	329	77	—	610	(24)	992
Total revenues	5,882	15,245	19,662	1,474	(58)	42,205
Costs and expenses:
Cost of trade sales	—	11,678	15,927	376	—	27,981
Cost of real estate inventory sold	3,367	—	—	—	—	3,367
Interest expense	—	54	53	4	(111)	—
Recoveries from loan losses, net	(807)	—	—	—	—	(807)
Selling, general and administrative expenses	1,715	8,483	2,135	1,036	4,741	18,110
Total costs and expenses	4,275	20,215	18,115	1,416	4,630	48,651
Operating income (losses)	1,607	(4,970)	1,547	58	(4,688)	(6,446)
Equity in net loss of unconsolidated real estate joint ventures	(646)	—	—	—	—	(646)
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income	—	81	—	—	—	81
Foreign exchange loss	—	—	(58)	—	—	(58)
Income (loss) from continuing operations before income taxes	$961	(8,215)	1,489	58	(4,688)	(10,395)
Total assets	$160,442	26,108	36,894	6,707	157,296	387,447
Expenditures for property and equipment	$—	196	247	15	—	458
Depreciation and amortization	$—	1,323	260	26	—	1,609
Debt accretion and amortization	$70	5	4	—	—	79
Cash and cash equivalents	$24,066	610	1,168	941	69,807	96,592
Real estate equity method investments	$60,648	—	—	—	—	60,648
Goodwill	$—	—	—	—	—	—
Notes payable and other borrowings	$29,597	1,427	4,929	47	—	36,000

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	47,990	106,479	5,430	—	159,899
Sales of real estate inventory	47,774	—	—	—	—	47,774
Interest income	1,465	36	—	—	3,322	4,823
Net gains on sales of real estate assets	438	—	—	—	—	438
Other revenue	1,152	—	—	1,677	(379)	2,450
Total revenues	50,829	48,026	106,479	7,107	2,943	215,384
Costs and expenses:
Cost of trade sales	—	30,066	93,450	1,558	—	125,074
Cost of real estate inventory sold	23,425	—	—	—	—	23,425
Interest expense	—	251	1,287	1	(581)	958
Recoveries from loan losses, net	(7,038)	—	—	—	—	(7,038)
Selling, general and administrative expenses	5,709	17,724	11,653	4,277	10,544	49,907
Total costs and expenses	22,096	48,041	106,390	5,836	9,963	192,326
Operating income (losses)	28,733	(15)	89	1,271	(7,020)	23,058
Equity in net earnings of unconsolidated real estate joint ventures	15,992	—	—	—	—	15,992
Other (expense) income	(14)	78	—	(1)	189	252
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Foreign exchange gain	—	—	788	—	—	788
Income (loss) from continuing operations before income taxes	$44,711	15,953	877	1,270	(6,831)	55,980
Expenditures for property and equipment	$—	2,844	1,797	162	451	5,254
Depreciation and amortization	$—	1,852	2,222	90	84	4,248
Debt accretion and amortization	$479	11	92	—	—	582

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	41,743	54,283	3,602	—	99,628
Sales of real estate inventory	14,248	—	—	—	—	14,248
Interest income	604	29	—	—	(47)	586
Net gains on sales of real estate assets	130	—	—	—	—	130
Other revenue	1,116	281	—	1,083	(82)	2,398
Total revenues	16,098	42,053	54,283	4,685	(129)	116,990
Costs and expenses:
Cost of trade sales	—	35,493	44,054	1,483	—	81,030
Cost of real estate inventory sold	9,473	—	—	—	—	9,473
Interest expense	—	170	238	9	(417)	—
Recoveries from loan losses, net	(5,844)	—	—	—	—	(5,844)
Impairment losses	2,710	25,303	—	2,727	—	30,740
Selling, general and administrative expenses	5,176	25,123	6,788	3,452	12,609	53,148
Total costs and expenses	11,515	86,089	51,080	7,671	12,192	168,547
Operating income (losses)	4,583	(44,036)	3,203	(2,986)	(12,321)	(51,557)
Equity in net earnings of unconsolidated real estate joint ventures	50	—	—	—	—	50
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income (expense)	—	195	(3)	—	—	192
Foreign exchange gain	—	—	214	—	—	214
Income (loss) from continuing operations before income taxes	$4,633	(47,167)	3,414	(2,986)	(12,321)	(54,427)
Expenditures for property and equipment	$—	3,120	852	60	—	4,032
Depreciation and amortization	$—	4,108	880	77	—	5,065
Debt accretion and amortization	$223	167	13	—	—	403

17. IT’SUGAR Bankruptcy

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

•Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, received such payment soon after the Effective Date; and

•Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR’s cash on-hand and net proceeds from the Exit Facility provided by the Company.

Exit Facility

On the Effective Date, the Company’s wholly-owned subsidiary entered into a secured exit credit facility with IT’SUGAR (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million. The Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility). Amounts outstanding under the Exit Facility bear interest at 5% per annum. In addition to monthly payments of interest due under the facility, the Exit Facility requires monthly payments of principal of $325,000 commencing on January 1, 2022. The Exit Facility matures on April 1, 2025. The Exit Facility had an outstanding balance of $11.0 million as of September 30, 2021, which was eliminated in the Company’s condensed consolidated financial statements as of September 30, 2021.

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

The following table summarizes the provisional allocation of IT’SUGAR’s fair value upon consolidation based on the Company’s current preliminary valuation, including the fair values of the assets acquired and liabilities assumed at the consolidation date (in thousands):

Cash	$6,909
Trade accounts receivable	601
Trade inventory	5,337
Property and equipment	19,298
Identifiable intangible assets (1)	9,670
Operating lease assets (2)	56,107
Other assets	3,338
Total assets acquired	101,260
Accounts payable	(2,419)
Accrued expenses	(8,390)
Other liabilities	(124)
Operating lease liabilities	(64,829)
Notes payable and other borrowings (4)	(10,054)
Total liabilities assumed	(85,816)
Fair value of identifiable net assets	15,444
Fair value of net assets acquired	28,590
Fair value of redeemable noncontrolling interest	936
Fair value of IT'SUGAR	29,526
Goodwill	$14,082

Gain on the consolidation of IT'SUGAR (3)	$15,890

(1)Identifiable intangible assets primarily represents the estimated fair value of IT’SUGAR’s trademark, which is being amortized over an estimated expected useful life of 15 years.

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

Redeemable Noncontrolling Interest – Represents a 9.65% redeemable noncontrolling interest in IT'SUGAR’s Class B Units.

The consolidated assets and liabilities and results of operations of IT’SUGAR are included in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2021 commencing on June 17, 2021 and are included in the Company’s condensed consolidated financial statements for the three months ended September 30, 2021 for the entirety of such period. The Company’s condensed financial statements for the three and nine months ended September 30, 2020 includes the operations of IT’SUGAR through September 22, 2020, as the Company deconsolidated IT’SUGAR on such date. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s condensed consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Trade sales	$28,274	12,197	34,296	31,794
Income (loss) from continuing operations before income taxes	$1,784	(4,671)	2,601	(41,182)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and nine months ended September 30, 2021 and 2020 as if the Company consolidated IT’SUGAR as a result of its emergence from bankruptcy on January 1, 2020 (in thousands):

	Pro Forma		Pro Forma
	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2021	2020	2021	2020
Trade sales	$67,453	35,842	199,590	98,716
Income (loss) from continuing operations before income taxes	$27,693	(6,981)	45,496	(52,230)
Income (loss) from continuing operations	$20,818	(5,519)	34,244	(41,274)
Net income (loss) income attributable to shareholders	$20,500	(5,018)	33,404	(36,421)

The unaudited pro forma financial data for the nine months ended September 30, 2020 includes $3.7 million in legal, advisory, and other costs related to the bankruptcy proceedings, while the unaudited pro forma financial data for the nine months September 30, 2021 excludes gains related to the extinguishment of certain of IT’SUGAR’s obligations pursuant to the Plan and the gain recognized by the Company upon the consolidation of IT’SUGAR.

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, supply chains and raw materials costs; actions taken by governments, businesses, and individuals in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides and the possibility of a resurgence; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the inability to rehire or replace furloughed employees or retain employees; the impact of the emergence of IT’SUGAR from the Chapter 11 proceedings, revesting of the Company’s equity interest in IT’SUGAR and reconsolidation of IT’SUGAR’s results into the Company’s financial statements; the potential adverse impact of the Chapter 11 proceedings and the success of the restructuring; the continuing adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, results, and financial condition, including that the recessionary economic environment on demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions, have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand and sales volume; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, the Oreo Café, or a new “large format” retail location, as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provide for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs are expected to increase as fixed rental payments under these leases resume and IT’SUGAR’s overall exposure to risks related to fixed rental obligations will increase and revert to pre-bankruptcy levels in relation to such locations; the risk that landlords may exercise their right to terminate IT’SUGAR’s leases; the inability to predict the effect of IT’SUGAR’s emergence from the bankruptcy proceedings on the Company and its results of operation and financial condition, including the risk that additional impairment charges may be required in the future, the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the retail industry; the risk that certain of the Company’s operations, including retail locations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all; the risk that commodity, shipping, and labor price increases and widespread supply disruptions may adversely impact the gross margins of BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”); the risk that homebuilders will not meet their obligations to acquire lots at BBXRE’s Beacon Lake community due to the impact of higher construction costs and supply shortages of building materials, equipment and appliances; the risk that Renin will not be able to further increase its prices to customers or maintain recent price increases in order to offset it increased costs; the risk that the loss of sales of products to Renin’s major customers and/or Renin’s efforts to maintain sales of its products to its major customers may negatively impact Renin’s sales, gross margin, and profitability, require Renin to lower its prices, and result in the recognition of impairment losses related to its goodwill and long-lived assets and noncompliance with the terms of its outstanding credit facility; the risk that supply chain disruptions, increased costs, higher inventory levels and other factors negatively impacting Renin’s gross margins could adversely impact Renin’s liquidity and its ability to remain in compliance with financial covenants under its credit facility; and the risk of BBXRE expanding its operating platform to include an industrial real estate division and investing in the development of industrial real estate assets. This Quarterly Report on Form 10-Q also contains a discussion of Renin’s recent acquisition of substantially all of the assets and assumption of certain of the liabilities of Colonial Elegance, Inc. (“Colonial Elegance”), which is subject to the impact of economic, competitive and other factors affecting Renin and Colonial Elegance, including their operations, markets, marketing strategies, products and services; the risk that the integration of Colonial Elegance may not be completed on a timely basis, or as anticipated; that the anticipated expansion or growth opportunities will not be achieved or if achieved will not be advantageous; that the acquisition will not be cash accretive or at all; that net income may not be generated when anticipated or at all or the acquisition may result in net losses; that BBX Capital and/or Renin may not realize the anticipated benefits of the acquisition when or to the extent anticipated or at all; and the risks associated with the increased indebtedness incurred by Renin to finance the acquisition including, compliance with financial covenants and restrictions on Renin’s activities.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of September 30, 2021, the Company had total consolidated assets of $549.3 million and shareholders’ equity of $331.1 million.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. Further, subject to market conditions and other factors, the Company has and may from time to time in the future repurchase its outstanding common stock.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic, including impacts on consumer demand, (iv) disruptions in global supply chains, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods. In addition, current levels of illness caused by COVID-19 and related variants indicate that the pandemic and its impact on the Company are not over. Vaccination policies also vary across different jurisdictions where the Company operates, and federal, state, and local government officials may in the future issue new or revised orders that are different than the ones under which the Company is currently operating. For example, in November 2021, Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued emergency temporary standards requiring all private-sector firms with over 100 employees to ensure that its employees are fully vaccinated against COVID-19 or tested regularly. Employers will have until January 4, 2022 to comply with the requirement to test unvaccinated workers. The Company is currently adopting policies which require vaccination or ongoing testing for employees in its corporate offices; however, the Company has yet to adopt such policies across all of its locations, and the implementation of such policies could result in additional operational challenges for the Company in light of ongoing labor shortages and the increased cost of labor.

The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries sought to take steps to manage expenses through cost saving initiatives and steps intended to increase liquidity and strengthen the Company’s financial position, including delaying planned capital expenditures. As of September 30, 2021, the Company’s consolidated cash balance was $113.5 million.

The discussion below provides an update on the Company’s principal holdings for the three and nine months ended September 30, 2021. However, this discussion should be read in conjunction with the discussion and analysis in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Annual Report, which provides additional information related to (i) the impacts of the COVID-19 pandemic on the Company’s principal holdings since the initial outbreak of COVID-19 in 2020 and (ii) the various risks and uncertainties associated with the effects of the pandemic, increased costs, and disruptions to supply chains on the Company’s principal holdings, which have had, and could in future periods have, a material adverse impact on the Company’s consolidated results of operations, cash flows, and financial condition.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2021 compared to the same 2020 period:

•Total consolidated revenues of $91.8 million, a 117.5% increase compared to the same 2020 period.

•Income from continuing operations before income taxes of $25.7 million compared to a loss from continuing operations before income taxes of $10.4 million during the same 2020 period.

•Net income attributable to shareholders of $19.2 million compared to a net loss attributable to shareholders of $8.3 million during the same 2020 period.

•Diluted earnings per share from continuing operations of $1.13 compared to a diluted loss per share from continuing operations of $0.43 for the same 2020 period.

The following summarizes key financial highlights for the nine months ended September 30, 2021 compared to the same 2020 period:

•Total consolidated revenues of $215.4 million, an 84.1% increase compared to the same 2020 period.

•Income from continuing operations before income taxes of $56.0 million compared to a loss from continuing operations before income taxes of $54.4 million during the same 2020 period.

•Net income attributable to shareholders of $41.7 million compared to a net loss attributable to shareholders of $38.8 million during the same 2020 period.

•Diluted earnings per share from continuing operations of $2.27 compared to a diluted loss per share from continuing operations of $2.01 for the same 2020 period.

The Company’s consolidated results of operations for the three months ended September 30, 2021 compared to the same 2020 period were significantly impacted by the following:

•An increase in net earnings of unconsolidated real estate joint ventures primarily due to the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community in July 2021 and the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in September 2021;

•A net increase in sales activity at BBXRE’s Beacon Lake Community development, as BBXRE sold 299 undeveloped lots and 55 developed lots to homebuilders during the 2021 period compared to 62 developed lots during the 2020 period;

•Higher recoveries primarily related to the collection of previously charged off loans receivable in the legacy asset portfolio;

•The recognition of operating losses by BBX Sweet Holdings during the 2020 period as a result of the impact of the COVID-19 pandemic on its businesses, including IT’SUGAR; and

•The recognition of a loss of $3.3 million during the 2020 period upon the Company’s deconsolidation of IT’SUGAR in connection with its filing of voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code; partially offset by

•A net decrease in Renin’s results of operations, reflecting a decline in Renin’s gross margin percentage as a result of increased costs related to raw materials and the shipment of products and ongoing expenses associated with the acquisition of Colonial Elegance, including amortization expense related to acquired intangible assets, partially offset by an increase in Renin’s trade sales associated with the acquisition and increased prices to its customers.

In addition to the items discussed above for the three months ended September 30, 2021 compared to the same 2020 period, the Company’s consolidated results of operations for the nine months ended September 30, 2021 compared to the same 2020 period were significantly impacted by the following:

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR;

•An increase in net earnings of unconsolidated real estate joint ventures primarily due to the Altis Promenade joint venture’s sale of its multifamily apartment community in June 2021; and

•The recognition of impairment losses of $30.7 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of COVID-19 pandemic.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) from continuing operations before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
BBX Capital Real Estate	$27,924	961	26,963	44,711	4,633	40,078
BBX Sweet Holdings	413	(8,215)	8,628	15,953	(47,167)	63,120
Renin	(723)	1,489	(2,212)	877	3,414	(2,537)
Other	112	58	54	1,270	(2,986)	4,256
Reconciling items and eliminations	(2,027)	(4,688)	2,661	(6,831)	(12,321)	5,490
Income (loss) from continuing operations before income taxes	25,699	(10,395)	36,094	55,980	(54,427)	110,407
(Provision) benefit for income taxes	(6,382)	1,633	(8,015)	(13,971)	10,847	(24,818)
Net income (loss) from continuing operations	19,317	(8,762)	28,079	42,009	(43,580)	85,589
Discontinued operations	—	—	—	—	(74)	74
Net income (loss)	19,317	(8,762)	28,079	42,009	(43,654)	85,663
Net (income) loss attributable to noncontrolling interests	(125)	510	(635)	(352)	4,822	(5,174)
Net income (loss) attributable to shareholders	$19,192	(8,252)	27,444	41,657	(38,832)	80,489

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

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently evaluating potential investment opportunities in industrial real estate assets, including the development of warehouse and logistics facilities, and has expanded its operating platform to include an industrial real estate division. In addition, the Altman Companies is also currently evaluating potential opportunities to develop multifamily apartment communities in the greater Atlanta, Georgia area.

Overview

As further described in the Company’s 2020 Annual Report, BBXRE’s operations that were impacted by the COVID-19 pandemic during 2020, including its sales and leasing operations, have largely returned to pre-pandemic levels. Management believes this primarily reflects demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. Sales at BBXRE’s single-family home developments and leasing and rent collections at its multifamily apartment developments have generally returned to pre-pandemic levels, and BBXRE believes that there has generally been a recovery both in investor demand for the acquisition of stabilized multifamily apartment communities and in the availability of debt and equity capital for financing new multifamily apartment developments.

However, there has also been a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Although such factors have not yet materially impacted BBXRE’s results of operations, these increases may have a material impact on BBXRE’s operating results in future periods, as described in further detail below. In addition, as further described in the Company’s 2020 Annual Report, the COVID-19 pandemic resulted in significant uncertainty in the overall economy, which could have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. As of September 30, 2021, BBXRE had investments in six active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at September 30, 2021	Carrying Value of BBXRE Investment at September 30, 2021
Altis Grand Central	Tampa, Florida	314	Stabilized - 97% Occupied	$729
Altis Little Havana	Miami, Florida	224	Under Construction - Expected Completion in 2022	864
Altis Miramar East/West	Miramar, Florida	650	Under Construction - Expected Completion in 2021	2,867
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	10,520
Altis Lake Willis (Vineland Pointe) Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2023	261
Altis Lake Willis (Vineland Pointe) Phase 2	Orlando, Florida	230	Predevelopment	2,516

(1)The carrying value of BBXRE’s investment at September 30, 2021 includes $9.9 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

In September 2021, the Altis Grand Central joint venture recapitalized its ownership interests in Altis Grand Central, its 314-unit multifamily apartment community located in Tampa, Florida, in a transaction with an institutional investor based on the property’s agreed upon market value and in which the joint venture retained a 10% noncontrolling interest in the property. As a result of the transaction, BBXRE received a cash distribution of approximately $7.5 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $6.2 million during the three and nine months ended September 30, 2021. Further, BBXRE’s beneficial ownership interest in Altis Grand Central was decreased from approximately 11% to approximately 1%.

In 2019, BBXRE and Joel Altman invested in the Altis Lake Willis joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and closed on its development financing. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing joint venture, which is now referred to as the Altis Lake Willis Phase 2 joint venture. BBXRE also received a cash distribution of approximately $4.1 million related to previous capital contributions based on the final financing structure and financing proceeds associated with the first phase of the development.

During the nine months ended September 30, 2021, two joint ventures sponsored by the Altman Companies sold their respective multifamily apartment communities. In June 2021, the Altis Promenade joint venture sold its 338-unit multifamily apartment community located in Lutz, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $7.1 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.3 million during the nine months ended September 30, 2021. Further, in July 2021, the Altis Grand at The Preserve joint venture sold its 350-unit multifamily apartment community located in Odessa, Florida. As a result of the sale, BBXRE received a cash distribution of approximately $5.8 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $5.0 million during the three and nine months ended September 30, 2021.

As previously described in the Company’s 2020 Annual Report, following temporary disruptions in its operations during 2020 as a result of the COVID-19 pandemic, the operations related to the existing developments sponsored by the Altman Companies have generally returned to pre-pandemic levels. In particular, the Altman Companies collected over 98% of the rents at the multifamily apartment communities under its management during the nine months ended September 30, 2021. Further, the volume of new leases and rental rates at its completed developments have generally exceeded pre-pandemic levels and expectations due to demand for multifamily housing in the markets in which the Altman Companies operates. The Altman Companies has also observed increased investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sales of multifamily apartment communities by joint ventures sponsored by the Altman Companies described above. While the Altman Companies does not currently expect that the observed increases in commodity and labor prices will have a material impact on the costs of developing its communities currently under construction which commenced prior to 2021, the timing of the completion of these projects have been adversely impacted by supply chain disruptions, and the Altman Companies currently expects that the costs to develop certain of these projects will be in excess of the estimated development costs as a result of factors unrelated to supply chain disruptions. However, the Altman Companies believes that the impact of these factors on the overall profitability of these projects will be offset by the impact of higher rental rates and investor demand for the acquisition of stabilized multifamily apartment communities.

In addition to its existing development portfolio, the Altman Companies has been focused on the identification of new opportunities. As described above, in September 2021, it commenced the development of Altis Lake Willis Phase 1, and it has also identified new potential development opportunities primarily located in South Florida, Orlando, Florida, and the greater Tampa, Florida area, all of which are experiencing increased demand for multifamily housing. While the Altman Companies believes that debt and equity capital is currently available for new development opportunities, it has observed a significant increase in land prices, as well as supply chain disruptions and material shortages, all of which are expected to significantly increase development costs and result in possible delays in connection with developing new multifamily apartment communities. The Altman Companies is continuing to evaluate the impact of these costs on the overall profitability of its potential future developments, but it currently believes that the higher rental rates resulting from increased demand for multifamily housing and investor demand for the acquisition of stabilized multifamily apartment communities may to some extent offset the impact of higher development costs on the profits expected to be earned on such developments. However, notwithstanding these potential mitigating factors, a significant increase in development costs could have a material impact on the Altman Companies’ operations, including, but not limited to, (i) an inability to close on the equity and/or debt financing necessary to commence the construction of new projects as a result of a decrease in projected investor profits and (ii) a decrease in the profits expected to be earned by BBXRE and Joel Altman as the managing members of projects that are ultimately pursued. Such factors could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders who are constructing single-family homes and townhomes that are planned to range from 1,400 square feet to 4,400 square feet and priced from the high $300,000’s to the $700,000’s. The agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes and is paid to BBXRE upon the closing of such home sales.

BBXRE has substantially completed the development of the lots comprising Phases 1 and 2 of the Beacon Lake Community and commenced the development of the lots comprising Phase 3 during the second quarter of 2021. During the three months ended September 30, 2021, BBXRE sold the 299 undeveloped lots comprising Phase 4, 43 single-family lots, and 12 townhome lots, as compared to 62 single-family lots sold during the three months ended September 30, 2020. During the nine months ended September 30, 2021, BBXRE sold the 299 undeveloped lots comprising Phase 4, 193 single-family lots, and 84 townhome lots, as compared to 134 single-family lots and 38 townhomes lots sold during the nine months ended September 30, 2020.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of September 30, 2021:

		Phase 2
	Phase 1	Single-family	Townhomes	Phase 3	Phase 4	Total
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(350)	(154)	—	(299)	(1,105)
Remaining lots to sell	—	129	42	200	—	371
Lots under contract with homebuilders	—	(129)	(42)	(68)	—	(239)
Available lots (2)	—	—	—	132	—	132

(1)As further described in Note 2 to the Company’s consolidated financial statements included in the 2020 Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale. In addition, during the third quarter of 2021, BBXRE sold all of the undeveloped lots comprising Phase 4 to a homebuilder in a single transaction. Pursuant to the agreement related to the transaction, BBXRE received the payment of the purchase price for the lots at the time of closing, subject to certain adjustments contemplated in the agreement; however, the agreement does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3

(2)Although BBXRE was previously exploring the possible construction, leasing, and management of a portfolio of rental homes on the remaining lots in Phase 3, BBXRE currently expects that it will develop the remaining lots in Phase 3 and sell the finished lots to a homebuilder.

The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

		Phase 2
	Phase 1	Single-family	Townhomes	Phase 4	Total
Lots sold to homebuilders	302	350	154	299	1,105
Homes closed	301	134	79	—	514
Homes remaining to close	1	216	75	299	591

At the current time, BBXRE does not expect the observed increases in commodity and labor prices to materially impact its costs to develop the lots in Phase 3 but does expect that the costs to construct homes on the developed lots throughout the Beacon Lake Community will be impacted. BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire lots from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales is being offset to some extent by an increase in prices for single-family homes. However, there is no assurance that this will continue to be the case, and the increase in construction costs could result in requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts.

Other Joint Venture Activity

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the nine months ended September 30, 2021, the joint venture closed on the sale of 98 single-family homes, and BBXRE recognized $1.3 million of equity earnings and received $3.2 million of distributions from the venture. As of September 30, 2021, the joint venture had executed sales contracts on an additional 51 single-family homes, and closings on such sales are expected to occur in 2021.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. As of September 30, 2021, the joint venture had commenced construction of the community and executed sales contracts on 88 single-family homes.

Prior to 2021, BBXRE invested approximately $7.4 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of September 30, 2021, the joint venture had entered into contracts to sell all of its 158 single-family homes, and closings on sales commenced in September 2021. During the nine months ended September 30, 2021, BBXRE received $9.3 million of distributions from the venture.

Although the above joint ventures expect to incur increased costs to construct homes in their respective communities and have experienced disruptions in supply chains and supply shortages, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments, as it is expected that higher demand and sales prices for single-family homes will primarily offset to some extent the increase in construction costs.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Sales of real estate inventory	$21,849	4,970	16,879	47,774	14,248	33,526
Interest income	490	419	71	1,465	604	861
Net gains on sales of real estate assets	129	164	(35)	438	130	308
Other revenues	316	329	(13)	1,152	1,116	36
Total revenues	22,784	5,882	16,902	50,829	16,098	34,731
Cost of real estate inventory sold	9,999	3,367	6,632	23,425	9,473	13,952
Recoveries from loan losses, net	(5,393)	(807)	(4,586)	(7,038)	(5,844)	(1,194)
Impairment losses	—	—	—	—	2,710	(2,710)
Selling, general and administrative expenses	2,088	1,715	373	5,709	5,176	533
Total costs and expenses	6,694	4,275	2,419	22,096	11,515	10,581
Operating income	16,090	1,607	14,483	28,733	4,583	24,150
Equity in net earnings (losses) of unconsolidated real estate joint ventures	11,820	(646)	12,466	15,992	50	15,942
Other income	14	—	14	(14)	—	(14)
Income from continuing operations before income taxes	$27,924	961	26,963	44,711	4,633	40,078

BBXRE’s income from continuing operations before income taxes for the three months ended September 30, 2021 compared to the same 2020 period increased by $27.0 million primarily due to the following:

•An increase in equity in net earnings of unconsolidated joint ventures primarily due to the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community in July 2021, which resulted in the recognition of $5.0 million of equity earnings from BBXRE’s investment in the venture, and the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in September 2021, which resulted in the recognition of $6.2 million of equity earnings from BBXRE’s investment in the venture;

•An increase in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold the 299 undeveloped lots comprising Phase 4 and 55 developed lots during the 2021 period compared to 62 developed lots during the 2020 period, and an increase in the estimated contingent purchase price receivable from homebuilders, which is calculated as a percentage of the sales price of completed homes on the sold lots, as a result of improvements in the market for single-family housing during the 2021 period; and

•An increase in recoveries in 2021 primarily related to a $4.1 million recovery of a loan receivable in the legacy asset portfolio; partially offset by

•An increase in selling, general and administrative expenses primarily associated with new hires and increased professional fees.

BBXRE’s income from continuing operations before income taxes for the nine months ended September 30, 2021 compared to the same 2020 period increased by $40.1 million primarily due to the factors described above related to the three months ended September 30, 2021 compared to the same 2020 period, including an increase in the sale of lots to homebuilders at the Beacon Lake Community, as well as the following:

•An increase in equity in net earnings of unconsolidated joint ventures primarily due to the Altis Promenade joint venture’s sale of its multifamily apartment community in June 2021, which resulted in the recognition of $5.3 million of equity earnings from BBXRE’s investment in the venture;

•The recognition of impairment losses during the 2020 period primarily related to certain of BBXRE’s investments in unconsolidated real estate joint ventures as a result of the impact of the COVID-19 pandemic on such investments; and

•An increase in interest income associated with BBXRE’s loans receivable from IT’SUGAR and its preferred equity investment in the Altis Ludlam Trail joint venture.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items, Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products, and Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida.

Overview

IT’SUGAR – Emergence from Bankruptcy

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

•Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, received such payment soon after the Effective Date; and

•Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR with its cash on-hand and net proceeds from the Exit Facility provided by the Company.

On the Effective Date, IT’SUGAR entered into a secured exit credit facility with a wholly-owned subsidiary of the Company (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million, and the Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility).

Pursuant to the terms of the Plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. Therefore, as result of the confirmation and effectiveness of the Plan and the revesting of BBX Sweet Holdings’ equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that BBX Sweet Holdings reacquired control of IT’SUGAR.

As a result of the reconsolidation of IT’SUGAR, BBX Sweet Holdings recognized a gain on consolidation of $15.9 million during the nine months ended September 30, 2021, which reflects the remeasurement of the carrying value of BBX Sweet Holdings’ equity interests in IT’SUGAR at fair value as of the Effective Date. Further, as a result of the deconsolidation and subsequent reconsolidation of IT’SUGAR, while the section below includes discussion related to IT’SUGAR’s results of operations during the course of the Chapter 11 Cases, IT’SUGAR’s operating results during the period from September 22, 2020 through the Effective Date are not included in BBX Sweet Holdings’ consolidated results of operations.

IT'SUGAR – Business Update

During the course of the Chapter 11 Cases, IT’SUGAR permanently closed 17 retail locations and opened 10 “temporary” retail locations in select U.S. locations. As of September 30, 2021, IT’SUGAR was operating approximately 97 retail locations across the United States, including 12 “temporary” retail locations.

In August 2021, IT’SUGAR opened its first Oreo Café in the third floor of its candy “department store” at American Dream in New Jersey. Further, in July 2021, IT’SUGAR executed a lease agreement to open an 18,000 square foot retail location at the Ala Moana Center in Honolulu, Hawaii. Construction of the location has commenced, and IT’SUGAR expects to open the location during the fourth quarter of 2021. IT’SUGAR is also evaluating additional retail locations in targeted markets, including an additional “large format” retail location, which are currently expected to require additional capital investments from the Company.

With respect to IT’SUGAR’s “temporary” retail locations, these locations required initial capital investments that were significantly lower than the investments required for IT’SUGAR’s traditional retail locations. These locations were generally repurposed retail spaces that were recently vacated by prior tenants, and in many cases, IT’SUGAR utilized existing fixtures from certain of its closed locations. These temporary locations are being leased pursuant to lease agreements which have terms ranging from 13-36 months and generally provide for the payment of rent based on a percentage of sales generated at the applicable location. IT’SUGAR is evaluating whether it will seek to extend the term of the lease agreements for certain of these locations; however, certain of the landlords have indicated that they do not intend to extend the term of the lease agreements for such locations. IT’SUGAR is also currently evaluating additional locations in which to potentially open similar temporary retail locations under the same general terms as the existing temporary retail locations, and it expects to open at least one additional temporary location during the fourth quarter of 2021.

During the course of the Chapter 11 Cases, IT’SUGAR executed lease amendments with respect to 78 of its 96 retail locations. Although the specific terms of the executed lease amendments vary, the amended leases generally provide for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provide for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the Chapter 11 Cases. Following such periods of time, the amended leases generally require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. For certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days.

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

	Fourth Quarter 2020 Compared to Fourth Quarter 2019	First Quarter 2021 Compared to First Quarter 2019 (2)	Second Quarter 2021 Compared to Second Quarter 2019 (2)	Third Quarter 2021 Compared to Third Quarter 2019 (2)
Comparable Store Sales (1)	-32%	-10%	8%	2%
Total Revenues	-23%	11%	24%	15%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.

(2)Because the results for the comparable 2020 periods were impacted by the closure of IT’SUGAR’s locations in March 2020 due to the COVID-19 pandemic, the Company does not believe that IT’SUGAR’s results for the comparable 2020 periods would provide a meaningful comparison in relation to its operating results for the 2021 periods.

The improvement in total revenues as compared to the improvement in comparable store sales reflects, among other things, the opening of its candy “department store” at American Dream in New Jersey in December 2019, sales at its “temporary” retail locations, and an increase in e-commerce sales, partially offset by the impact of closed retail locations. However, IT’SUGAR does not currently expect a significant portion of these e-commerce sales to continue beyond the third quarter of 2021.

As a result of ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. To date, IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products. However, supply chain disruptions have also impacted its ability to maintain historical inventory levels at its retail locations, which IT’SUGAR believes has negatively impacted its sales volumes. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Additionally, IT’SUGAR has experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

While the Company believes that the bankruptcy process has improved IT’SUGAR’s financial condition as a result of the relief it obtained in relation to its pre-petition liabilities and amendments to its lease agreements that lowered its ongoing occupancy costs, the Company continues to be subject to risks and uncertainties related to IT’SUGAR that have had and could continue to have a material adverse effect on the Company and IT’SUGAR’s business, results of operations, and financial condition. These risks and uncertainties include, without limitation, the impact of the reconsolidation of IT’SUGAR’s results into the Company’s financial statements; the potential adverse impact of the Chapter 11 Cases proceedings and the success of the restructuring; the continuing adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, results, and financial condition; risks associated with the current economic environment with respect to demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions which have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, or its new location at Ala Moana Center in Hawaii, as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provide for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, IT’SUGAR continues to bear the costs of staffing and providing inventory and the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs are expected to increase as fixed rental payments under these leases resume and IT’SUGAR’s overall exposure to risks related to fixed rental obligations will increase and revert to pre-bankruptcy levels in relation to such locations; and the risk that landlords may exercise their right to terminate certain leases.

Las Olas Confections and Snacks and Hoffman’s Chocolates

Las Olas Confections and Snacks’ operations continued throughout the COVID-19 pandemic, and its sales during the three and nine months ended September 30, 2021 increased by approximately 53.6% and 52.9%, respectively, as compared to its sales during the same 2020 periods. However, it is currently experiencing the impact of global supply chain disruptions, including increased costs for raw materials and supply chain delays, as well as increased labor costs in its manufacturing facilities. In an effort to mitigate the impact of these factors, Las Olas Confections and Snacks has increased the price of its products, with certain price increases implemented in the third quarter of 2021 and others scheduled to occur in the coming months.

During the three and nine months ended September 30, 2021, all of Hoffman’s Chocolates’ locations were open, and its revenues were $0.9 million and $3.3 million, respectively, as compared to $0.5 million and $3.2 million during the comparable 2020 periods. Although its sales have shown signs of improvement since 2020, Hoffman’s Chocolates’ operations continue to be impacted by the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, and its sales during 2021 continue to be lower than sales volumes in the 2019 periods.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$32,810	15,166	17,644	47,990	41,743	6,247
Cost of trade sales		(19,682)	(11,678)	(8,004)	(30,066)	(35,493)	5,427
Gross margin		13,128	3,488	9,640	17,924	6,250	11,674
Interest income		—	2	(2)	36	29	7
Other revenue		—	77	(77)	—	281	(281)
Interest expense		(185)	(54)	(131)	(251)	(170)	(81)
Impairment losses		—	—	—	—	(25,303)	25,303
Selling, general and administrative expenses		(12,563)	(8,483)	(4,080)	(17,724)	(25,123)	7,399
Total operating income (losses)		380	(4,970)	5,350	(15)	(44,036)	44,021
Other income		33	81	(48)	78	195	(117)
Loss on the deconsolidation of IT'SUGAR, LLC		—	(3,326)	3,326	—	(3,326)	3,326
Gain on the consolidation of IT'SUGAR, LLC		—	—	—	15,890	—	15,890
Income (loss) from continuing operations before income taxes		$413	(8,215)	8,628	15,953	(47,167)	63,120
Gross margin percentage	%	40.01	23.00	17.01	37.35	14.97	22.38
SG&A as a percent of trade sales	%	38.29	55.93	(17.64)	36.93	60.18	(23.25)

BBX Sweet Holdings’ income from continuing operations before income taxes for the three months ended September 30, 2021 compared to the same 2020 period increased by $8.6 million primarily due to the following:

•An increase in trade sales and gross margin in 2021 as a result of the impact of the COVID-19 pandemic on BBX Sweet Holdings’ operations in 2020, including $28.3 million of trade sales from IT’SUGAR during the three months ended September 2021 as compared to $12.2 million during the three months ended September 30, 2020; and

•The recognition of a loss on the deconsolidation of IT’SUGAR during the 2020 period as a result of the filing of the IT’SUGAR Bankruptcy Cases in September 2020; partially offset by

•A net increase in operating expenses associated with IT’SUGAR due to increased staffing to support sales volume and higher overhead associated with new temporary locations as well as additional expenses relating to the new store under construction in Hawaii.

BBX Sweet Holdings’ income from continuing operations before income taxes for the nine months ended September 30, 2021 compared to the same 2020 period increased by $63.1 million primarily due to the following:

•The recognition of $25.3 million of impairment losses in the 2020 period due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units, including IT’SUGAR, as a result of the impact of the COVID-19 pandemic on market conditions;

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements in the 2021 period as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR and a $3.3 million loss on the deconsolidation of IT’SUGAR during the 2020 period as a result of IT’SUGAR filing the Bankruptcy Cases in September 2020;

•The aforementioned increase in trade sales and gross margin in 2021, including IT’SUGAR generating higher gross margin from June 17, 2021 through September 30, 2021 than the period from January 1, 2020 through September 22, 2020; and

•A net decrease in operating expenses associated with IT’SUGAR due to the deconsolidation of IT’SUGAR in September 2020 and the subsequent reconsolidation of IT’SUGAR on June 17, 2021.

Information regarding the results of operations for IT’SUGAR (a) for the periods from June 17, 2021 to September 30, 2021 and from January 1, 2020 to September 22, 2020 as included in BBX Sweet Holdings’ consolidated results of operations for the nine months ended September 30, 2021 and 2020 and (b) for the periods from July 1, 2021 to September 30, 2021 and from July 1, 2020 to September 22, 2020 as included in BBX Sweet Holdings’ consolidated results of operations for the three months ended September 30, 2021 and 2020 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$28,274	12,197	16,077	34,296	31,794	2,502
Cost of trade sales		(15,422)	(9,095)	(6,327)	(18,536)	(26,923)	8,387
Gross margin		12,852	3,102	9,750	15,760	4,871	10,889
Other revenue		—	—	—	—	8	(8)
Interest expense		(146)	(34)	(112)	(173)	(109)	(64)
Impairment losses		—	—	—	—	(24,948)	24,948
Selling, general and administrative expenses		(10,936)	(7,793)	(3,143)	(13,003)	(21,121)	8,118
Total operating income (losses)		1,770	(4,725)	6,495	2,584	(41,299)	43,883
Other income		14	54	(40)	17	117	(100)
Income (loss) before income taxes		$1,784	(4,671)	6,455	2,601	(41,182)	43,783
Gross margin percentage	%	45.46	25.43	20.02	45.95	15.32	30.63
SG&A as a percent of trade sales	%	38.68	63.89	(25.21)	37.91	66.43	(28.52)

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada which were complementary to and expanded Renin’s existing customer base.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Overview

During the three and nine months ended September 30, 2021, Renin’s sales increased as compared to the same periods in 2020 primarily as a result of the acquisition of Colonial Elegance and price increases to customers, as further discussed below. Its retail channel comprised approximately 77% of its gross sales for the nine months ended September 30, 2021 as compared to approximately 56% for the same period in 2020, which reflects, among other things, the acquisition of Colonial Elegance, which expanded Renin’s retail customers to include Menards, Lowe’s Canada, and Home Depot Canada.

However, Renin has experienced a significant increase in costs related to shipping and raw materials, as well as delays in its supply chains, which have (i) negatively impacted its product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and the overall decline in its gross margin. Further, as described below, these factors have negatively impacted Renin’s ability to comply with the covenants under its credit facility with TD Bank. In an effort to mitigate the impact of certain of these factors, Renin has sought to (i) negotiate increases in prices with its customers, (ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities.

Although the steps Renin is seeking to take are intended to mitigate the risks it faces, Renin’s product costs and gross margin have been and are expected to continue to be adversely impacted in 2021. While Renin has obtained price increases for many of its products, including in many cases multiple price increases during 2021, the timing of the implementation of these price increases with its major customers has generally lagged behind the timing of the increase in its costs, which has resulted in significantly lower gross margins during the periods in which Renin has continued to fulfill orders prior to the implementation of price increases. In particular, Renin negotiated several price increases that were implemented between August and October 2021; however, prior to the implementation of such increases, Renin’s gross margins declined below 10% during the third quarter of 2021. In addition, in certain cases, the negotiated price increases do not fully offset the increase in Renin’s costs, and as a result, Renin’s gross margins with respect to sales to certain customers will continue to be negatively impacted unless it can negotiate additional price increases in the future, global supply chains stabilize, and/or Renin is able to identify and implement alternative methods to source and manufacture its products.

Further, Renin’s efforts to mitigate its increase in costs have had and may have other negative impacts on Renin’s operations. In particular, the combination of higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers have negatively impacted its liquidity and required it to obtain a temporary increase in the availability under its credit facility with TD Bank in July 2021, as further described below. In addition, although the increase in product and shipping costs is impacting the entire industry in which Renin operates, generally resulting in an overall increase in prices to customers, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

In April 2021, Renin was notified by one of its major customers that the customer will no longer be purchasing certain products from Renin commencing in late 2021. These products were previously estimated to comprise approximately 7% of Renin’s estimated net sales for fiscal 2021. Although the customer was also evaluating alternative sources for certain other products previously estimated to comprise approximately 6% of Renin’s estimated net sales for fiscal 2021, Renin has been notified by the customer that it will continue to purchase such products from Renin. Although Renin was able to maintain its existing pricing for these products, Renin expects that the gross margin for these products will be negatively impacted by the overall increase in product costs that it is experiencing. Renin expects that these events will negatively impact its sales, gross margin, and profitability and is evaluating possible cost saving initiatives to offset the impact of these events.

Further, although Renin’s manufacturing and distribution facilities remained open throughout the pandemic, increases in COVID-19 cases may result in closures in its facilities, including its facilities located in Canada. Additionally, while consumer demand for Renin’s products generally remained strong throughout the COVID-19 pandemic and into the first half of 2021, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopen, particularly in the United States.

In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021 to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021. In addition, the amendment to the credit facility temporarily increased the maximum total leverage ratio included in the financial covenants of the facility but prohibited Renin from making distributions to BBX Capital through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company will revert to the prior requirements under the facility.

In November 2021, Renin’s credit facility with TD Bank was further amended effective September 30, 2021 to extend the prior increase in the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November amendment to the credit facility i) waived the requirement for Renin to comply with the maximum total leverage ratio included in the financial covenants of the facility as of September 30, 2021 (but does not waive the requirement for any future period), ii) extended the prior increase in the maximum total leverage ratio through December 31, 2022, iii) modified the calculation of the maximum total leverage ratio, and iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company will revert to the requirements under the facility prior to the amendments in 2021.

Although Renin has obtained relief in relation to its financial covenants under its credit facility with TD Bank, if the factors described above continue to have a material negative impact on Renin’s operating results and financial condition, these events could cause Renin to fall out of compliance with the terms of its outstanding credit facility with TD Bank. If Renin is required to seek a waiver from the bank as a result of noncompliance with the terms of its credit facility and is unable to obtain such a waiver, it may lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

As of September 30, 2021, Renin determined that i) it is not more likely than not that the fair value of the Renin reporting unit had declined below its carrying amount and ii) there were not indicators that the carrying amount of its long-lived assets were not recoverable. In making this determination, Renin has estimated that its operations will be negatively impacted by supply chain disruptions and increased costs through the end of 2022 but will subsequently stabilize over the long-term. However, as market conditions are uncertain and difficult to predict, Renin’s estimates and assumptions may change over time, which may result in the recognition of impairment losses related to Renin’s goodwill and long-lived assets in future periods. Changes in assumptions that could materially impact Renin’s estimates include, but are not limited to, i) a further deterioration in supply chains that worsens the impact of supply chain disruptions on Renin’s operations during the remainder of 2021 and in 2022 and/or ii) indications that these factors will negatively impact Renin’s operations over a longer than currently estimated time frame.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2020 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020	Change	2021	2020	Change
Trade sales		$33,410	19,662	13,748	106,479	54,283	52,196
Cost of trade sales		(30,432)	(15,927)	(14,505)	(93,450)	(44,054)	(49,396)
Gross margin		2,978	3,735	(757)	13,029	10,229	2,800
Interest expense		(448)	(53)	(395)	(1,287)	(238)	(1,049)
Selling, general and administrative expenses		(3,545)	(2,135)	(1,410)	(11,653)	(6,788)	(4,865)
Total operating (loss) income		(1,015)	1,547	(2,562)	89	3,203	(3,114)
Other expense		—	—	—	—	(3)	3
Foreign exchange gain (loss)		292	(58)	350	788	214	574
(Loss) income from continuing operations before income taxes		$(723)	1,489	(2,212)	877	3,414	(2,537)
Gross margin percentage	%	8.91	19.00	(10.09)	12.24	18.84	(6.61)
SG&A as a percent of trade sales	%	10.61	10.86	(0.25)	10.94	12.50	(1.56)

Renin’s loss from continuing operations before income taxes for the three months ended September 30, 2021 was $0.7 million compared to $1.5 million of income from continuing operations during the same 2020 period. The decrease was primarily due to the following:

•A decrease in Renin’s gross margin and gross margin percentage as a result of increased costs related to raw materials and shipping costs;

•An increase in selling, general, and administrative expenses primarily due to ongoing expenses associated with Colonial Elegance, including amortization expense related to acquired intangible assets; and

•An increase in interest expense associated with Renin’s use of its credit facility with TD Bank to fund a significant portion of the purchase price for the Colonial Elegance acquisition and to fund higher inventory balances; partially offset by

•An increase in Renin’s trade sales resulting primarily from the acquisition of Colonial Elegance in October 2020 and price increases to customers; and

•An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar and an overall increase in assets and liabilities denominated in Canadian dollars as of September 30, 2021 as compared to September 30, 2020 as a result of the acquisition of Colonial Elegance.

Renin’s income from continuing operations before income taxes for the nine months ended September 30, 2021 was $0.9 million compared to $3.4 million during the same 2020 period. The decrease was primarily due to the items discussed above for the three months ended September 30, 2021 compared to the same 2020 period.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three months ended September 30, 2021 and 2020, the Company recognized income from continuing operations before income taxes related to these other businesses of $0.1 million. During the nine months ended September 30, 2021, the Company recognized income from continuing operations before income taxes related to these other businesses of $1.3 million as compared to a loss before income taxes of $3.0 million during the comparable period in 2020. The improvements in the results of operations for these businesses for the nine months ended September 30, 2021 was primarily due to the impact of the COVID-19 pandemic on these business in 2020 and the recognition of $2.7 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information include the following:

•BBX Capital’s corporate general and administrative expenses;

•Interest income on the $75.0 million note receivable from Bluegreen Vacations;

•Interest income on interest-bearing cash accounts; and

•Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three months ended September 30, 2021 and 2020 were $3.2 million and $4.7 million, respectively, and $10.5 million and $12.6 million, respectively, for the nine months ended September 30, 2021 and 2020. During the three and nine months ended September 30, 2020, BBX Capital’s corporate general and administrative expenses consisted primarily of an allocation of the cost of services provided by Bluegreen Vacations to the Company for various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while during the three and nine months ended September 30, 2021, its corporate general and administrative expenses consisted of the actual costs of these functions, as most of these functions were transferred to BBX Capital in connection with the spin-off from Bluegreen Vacations.

Interest Income

BBX Capital’s interest income for the three and nine months ended September 30, 2021 was $1.0 million and $3.3 million, respectively, which includes (i) $1.1 million and $3.4 million, respectively, of interest income from its $75.0 million note receivable from Bluegreen Vacations and (ii) the elimination of interest income recognized by a wholly-owned subsidiary of the Company on the credit facility provided to IT’SUGAR. BBX Capital had no interest income during the three and nine months ended September 30, 2020, as Bluegreen Vacations issued the $75.0 million note to BBX Capital and transferred most of its cash and short-term investments to BBX Capital in connection with the spin-off on September 30, 2020.

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

The Company’s effective income tax rate was approximately 25% and 17% during the three months ended September 30, 2021 and 2020, respectively, and 25% and 22% during the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2021 and 2020 were impacted by the Company’s nondeductible executive compensation and state income taxes. The effective tax rate for the nine months ended September 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR. The effective income tax rates for the 2020 periods reflect an estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

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

The Company recognized pre-tax loss from discontinued operations of $0.1 million for the nine months ended September 30, 2020, which was primarily due a $1.0 million impairment loss associated with a leased asset, partially offset by a $0.9 million gain on the termination of a lease obligation.

Net Income or Loss Attributable to Noncontrolling Interests

On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, and on June 17, 2021, the Company reconsolidated IT’SUGAR as a result of IT’SUGAR’s subsequent emergence from bankruptcy. As IT’SUGAR is a partially-owned subsidiary, BBX Capital is required to attribute income or loss to the noncontrolling interests in IT’SUGAR during the periods in which IT’SUGAR is consolidated in the Company’s financial statements. As a result, during the three and nine months ended September 30, 2020, the Company attributed income or loss to the noncontrolling interest in IT’SUGAR through September 22, 2020, and during the nine months ended September 30, 2021, the Company attributed income or loss to the noncontrolling interest in IT’SUGAR commencing on June 17, 2021.

The net income attributable to noncontrolling interests of $0.1 million and $0.4 million during the three and nine months ended September 30, 2021 reflects income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and the aforementioned noncontrolling interest in IT’SUGAR. The net loss attributable to noncontrolling interests of $0.5 million and $4.8 million during the three and nine months ended September 30, 2020 was primarily due to operating losses related to the COVID-19 pandemic, including the recognition of impairment losses related to goodwill and long-lived assets.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$29,511	(7,736)
Cash flows provided by (used in) investing activities	17,336	(6,434)
Cash flows (used in) provided by financing activities	(22,237)	89,725
Net increase in cash, cash equivalents and restricted cash	$24,610	75,555
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$114,997	96,842

Cash Flows from Operating Activities

The Company’s cash provided by operating activities increased by $37.2 million during the nine months ended September 30, 2021 compared to the same 2020 period primarily due to higher sales of real estate inventory by BBXRE, higher operating distributions from unconsolidated real estate joint ventures, and lower operating losses at BBX Sweet Holdings, partially offset by cash used in Renin’s operating activities, including inventory purchases. The decrease in operating losses at BBX Sweet Holdings during the 2021 period compared to the 2020 period was primarily the result of operating losses incurred by IT’SUGAR during the 2020 period.

Cash Flows from Investing Activities

The Company’s cash provided by investing activities increased by $23.8 million during the nine months ended September 30, 2021 compared to the same 2020 period primarily due to higher returns of investments in unconsolidated real estate joint ventures, $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR, and higher proceeds from the repayment of loans in the legacy asset portfolio held by the Company.

Cash Flows from Financing Activities

The Company’s cash used in financing activities increased by $112.0 million during the nine months ended September 30, 2021 compared to the same 2020 period, which was primarily due to a $94.3 million net transfer of cash from Bluegreen Vacations during the 2020 period and the repurchase of $19.8 million of Class A and Class B Common Stock during the 2021 period, partially offset by a $2.4 million decrease in the repayments of notes payable and other borrowings in 2021 as compared to the 2020 period.

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

Commitments

The Company’s material commitments as of September 30, 2021 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2021 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$943	7,765	44,702	13,684	(619)	66,475
Noncancelable operating leases	3,405	34,186	28,078	36,803	—	102,472
Purchase an additional 40% interest in the Altman Companies (2)	—	9,400	—	—	—	9,400
Total contractual obligations	4,348	51,351	72,780	50,487	(619)	178,347
Interest Obligations (3)
Notes payable and other borrowings	2,722	5,419	4,252	10,473	—	22,866
Total contractual interest	2,722	5,419	4,252	10,473	—	22,866
Total contractual obligations	$7,070	56,770	77,032	60,960	(619)	201,213

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred at the time of purchase.

(3)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash, cash equivalents, and short-term investments of approximately $118.2 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic and current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development, and contributions from Bluegreen Vacations. However, as a result of the spin-off of BBX Capital from Bluegreen Vacations, the Company no longer receives capital contributions from Bluegreen Vacations. As a result, the Company believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

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

The Company believes that its current financial condition will allow it to meet its anticipated near-term liquidity needs. The Company may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to the Company on attractive terms, or at all. The inability to raise any needed funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities. However, as discussed above, the Company’s management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. BBXRE currently anticipates that it will invest approximately $2.0 million to $3.0 million in the Altman Companies and certain related joint ventures during the remainder of 2021 for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects. Further, based on its current pipeline of new potential development projects, BBXRE currently estimates that it may invest an additional $8.0 million to $9.0 million in the managing member of newly formed joint ventures during the remainder of 2021; however, the timing of the commencement of such projects may result in such estimated investments being made in 2022 or a later period. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more new projects originated by the Altman Companies. Furthermore, in the event the Altman Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. However, based on its current pipeline of new potential development projects, BBXRE currently expects that its contribution to ABBX Guaranty, LLC will occur in 2022.

Pursuant to the operating agreement of the Altman Companies, BBXRE is required to acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023. Joel Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in the affiliated Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

The operating agreements of certain of the Company’s real estate joint ventures contain customary buy-sell provisions which could result in either the sale of the Company’s interest or the use of available cash to acquire the partner’s interest, and the Company’s commitments and liquidity requirements described above do not include amounts that the Company would pay as a result of the initiation of these provisions. BBXRE has recently been engaged in negotiations with its partner in one of its existing joint ventures related to the possible initiation of the buy-sell provision within the operating agreement for the venture or a similar transaction pursuant to which BBXRE might purchase the partner’s interest in the venture or the partner might purchase BBXRE’s interest in the venture. The partner that purchases the other partner’s interest would also assume the joint venture’s debt and be required to provide a guaranty on the debt. However, as of this date, the terms of the buy-sell provision have not been initiated.

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock, and in September 2021, BBX Capital’s board of directors approved an increase in the program from $10.0 million of shares to $20.0 million of shares. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time by BBX Capital’s board of directors without prior notice. During the nine months ended September 30, 2021, BBX Capital purchased 1,119,813 shares of its Class A Common Stock and 14,394 of its Class B Common Stock for approximately $8.3 million under the share repurchase program at an average cost of $7.33 per share, including fees. As of September 30, 2021, BBX Capital may repurchase up to an additional $11.7 million of shares under its share repurchase program. The tender offer described below was not consummated under the share repurchase program and did not impact the amount of shares that may be repurchased under the program.

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share, and in June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to the cash tender offer at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.4 million, including fees. The shares purchased in the tender offer represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock, at the time that the tender offer was completed.

In September 2021, BBX Capital contributed $5.0 million to Renin to provide additional liquidity for working capital requirements as a result of the impact of global supply chain disruptions on Renin’s operations, and in November 2021, BBX Capital contributed an additional $10.0 million to Renin for such purposes. Further, BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments. However, as discussed above, BBX Capital’s management evaluates the operating results, financial condition, commitments and prospects of its subsidiaries on an ongoing basis and may determine that it will not provide additional funding or capital to its subsidiaries, including Renin.

Credit Facilities with Future Availability

Toronto-Dominion Commercial Bank Credit Facility (“TD Bank”). Renin has a credit facility with TD Bank that includes a $30.0 million term loan (the “Term Loan”) and a revolving operating loan of up to $20.0 million (which amount was increased as described below) (the “Operating Loan”), both of which mature in October 2025. As of September 30, 2021, the outstanding amounts under the Term Loan and Operating Loan were $28.3 million and $22.6 million, respectively, with effective interest rates of 3.27% and 4.75%, respectively.

As previously described, Renin’s credit facility was amended in July 2021 and November 2021. As a result of such amendments, the availability under the Operating Loan was increased from $20.0 million to $24.0 million through December 31, 2022. at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November amendment to the credit facility i) waived the requirement for Renin to comply with the maximum total leverage ratio included in the financial covenants of the facility as of September 30, 2021 (but does not waive the requirement for any future period), ii) extended the prior increase in the maximum total leverage ratio through December 31, 2022, iii) modified the calculation of the maximum total leverage ratio, and iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company will revert to the requirements under the facility prior to the amendments in 2021.

As a result of increased costs, higher inventory levels, and the increased time between purchases of inventory and receipt of payments from customers, Renin expects that it will be required to utilize substantially all of its availability under the Operating Loan in the near future. Further, the effects of the current economic environment, including increased costs and the potential loss of customers following efforts to increase prices, could impact Renin’s ability to remain in compliance with the financial covenants under its credit facility. This in turn could limit the extent of availability, if any, under the Operating Loan in future periods, require Renin to provide additional collateral, and/or require Renin to repay all or a portion of the borrowings from TD Bank prior to scheduled maturity.

As described in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Renin has been engaged in a dispute with one of its suppliers and recognized costs related to this dispute during the year ended December 31, 2020. If Renin is unable to establish that it is entitled to damages from the supplier and is ultimately required to pay the supplier for all outstanding amounts due to it, it would cause Renin to be out of compliance with the covenants in its TD Bank facility. If Renin is unable to comply with its covenants, it would be required to seek a waiver from the bank. If a waiver is required and Renin is unable to obtain a waiver, Renin could lose availability under its line of credit, be required to provide additional collateral, and/or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

LOCS Credit Facility. In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of September 30, 2021, the outstanding amount under the credit facility was $2.0 million, and the effective interest rate was 3.75%.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are primarily accounted for under the equity method of accounting, and as a result, the Company does not include the assets and liabilities of these joint ventures in its financial statements. As of September 30, 2021 and December 31, 2020, the Company’s investments in these joint ventures totaled $49.1 million and $58.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as discussed below.

The Company consolidated IT’SUGAR in June 2021, and management is in the process of documenting, evaluating, integrating and making certain changes to IT’SUGAR’s internal control over financial reporting. Management does not expect this process to be completed in time to conduct an assessment of IT’SUGAR’s internal control over financial reporting as of December 31, 2021. IT’SUGAR’s total revenues and total assets represented 15.9% and 22.5%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the nine months ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock under the Company’s repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2021	—	—	—	$6,232,541
August 1 – August 31, 2021	531,209	8.47	531,209	$1,731,136
September 1 – September 30, 2021	5,910	8.55	5,910	$11,680,609

(1)In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, BBX Capital’s board of directors approved an increase in the Company’s existing share repurchase program from a total of $10 million of shares to a total of $20 of million shares. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice.

Item 5. Other Information

In November 2021, Renin’s credit facility with TD Bank was further amended effective September 30, 2021 to extend the prior increase in the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November amendment to the credit facility i) waived the requirement for Renin to comply with the maximum total leverage ratio included in the financial covenants of the facility as of September 30, 2021 (but does not waive the requirement for any future period), ii) extended the prior increase in the maximum total leverage ratio through December 31, 2022, iii) modified the calculation of the maximum total leverage ratio, and iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company will revert to the requirements under the facility prior to the amendments in 2021.

The foregoing description of the Second Amendment to 2020 TD Bank Credit Facility Agreement is only a summary and is qualified in its entirety by reference to the full text of the agreements, which are filed as Exhibits 10.1 in Item 6 to this Quarterly Report.

Item 6. Exhibits

Exhibit 10.1	Second Amendment to 2020 TD Bank Credit Facility Agreement, dated as of November 9, 2021, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank
Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted in inline XBRL and contained in Exhibit 101)

* Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

November 15, 2021	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

November 15, 2021	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer