Form 10-K
period 2021-12-31
BBX Capital, Inc.
filed 2022-03-16
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer [  ]    Accelerated filer [X ]    Non-accelerated filer [ ]    Smaller reporting company [X]

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was $79.4 million (computed by reference to the price at which the common stock was sold).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 8, 2022 is as follows:

Class A Common Stock of $.01 par value, 12,379,965 shares outstanding.
Class B Common Stock of $.01 par value, 3,871,866 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

History

BBX Capital, Inc. and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital, Inc. as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed a spin-off which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which currently owns over 90% of IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and Bluegreen Vacations changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million as of December 31, 2021.

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

Our Businesses

Principal Investments

BBX Capital’s principal holdings are as follows:

•BBX Capital Real Estate: BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBX Capital Real Estate currently owns a 50% equity interest in the Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities, and anticipates acquiring an additional 40% of the Altman Companies in 2023. BBXRE also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers. BBXRE had approximately $179.6 million of assets as of December 31, 2021.

•BBX Sweet Holdings: BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States; ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products; and iii) Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida. BBX Sweet Holdings had approximately $143.9 million of assets as of December 31, 2021.

•Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and raw materials from China, Brazil, and certain other countries. Renin had approximately $101.6 million of assets as of December 31, 2021.

BBX Capital Real Estate

Business Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE currently owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and anticipates acquiring an additional 40% of the Altman Companies in 2023. BBXRE also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently evaluating potential investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, the Altman Companies is currently evaluating potential opportunities to develop multifamily apartment communities in new geographical areas, including the greater Atlanta, Georgia area.

Strategy

BBX Capital Real Estate’s strategy is focused on:

•Identifying, acquiring, and developing real estate, including multifamily rental apartment communities, single-family master-planned for sale housing communities, speculative and build-to-suit logistics real estate properties, and commercial properties; and

•Identifying and investing in real estate joint ventures with third party developers.

Although BBXRE historically focused on the monetization of the legacy asset portfolio formerly held by BankAtlantic through the collection or sale of loans receivable and the development or sale of foreclosed real estate properties, the monetization of the portfolio was largely completed following the sale of several significant real estate properties during 2019. As a result, BBXRE’s long-term goal is to build a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows primarily through the following activities:

•Continuing to expand its investments in multifamily rental apartment communities through the Altman Companies. In addition to the development and sale of multifamily rental apartment communities through the Altman Companies, other investment opportunities may include the development of multifamily rental apartment communities that will be owned and held over a longer term investment period and the pursuit of investment opportunities in new geographic locations outside of Florida. Further, while BBXRE’s investments in joint ventures sponsored by the Altman Companies primarily involve investing in the managing member of the joint ventures, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in projects.

•Diversifying its portfolio of real estate developments by investing in the development of warehouse and logistics facilities through its logistics real estate division.

•Opportunistically deploying capital in real estate joint ventures with third party developers.

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

Multifamily Rental Apartment Communities – The Altman Companies

The Altman Companies

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs. The Company accounts for this investment under the equity method of accounting. The Altman Companies is an integrated platform engaged in the development and sale of multifamily apartment communities. Since 1968, these companies and their predecessors have developed and managed more than 25,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

•Altman Development Company (“ADC”) – The Altman Companies owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), identifies development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by the platform and earns a development fee for its services.

•Altman Management Company (“AMC”) – The Altman Companies owns 100% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by the Altman Companies prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in projects originated by the platform and earns a management fee for its services.

•Altman-Glenewenkel Construction (“AGC”) – The Altman Companies owns 60% of AGC, which performs general contractor services for the multifamily apartment communities developed by the Altman Companies. AGC enters into a general contractor agreement with each joint venture that is formed to invest in projects originated by the platform and earns a general contractor fee for its services.

Pursuant to the operating agreement of the Altman Companies, BBXRE and Joel Altman invest in the managing member of the joint ventures that are formed to invest in projects originated by the platform. The managing member is typically entitled to receive an increased percentage of the joint venture distributions from the projects to the extent that the equity investors in such ventures receive agreed-upon returns on their investments. Further, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in one or more of such projects originated by the Altman Companies.

The Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and as a result, earnings generated by the overall platform are generally associated with BBXRE and Joel Altman’s receipt of promoted equity distributions from their investments in the managing member of the development joint ventures.

Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of purchase), of $9.4 million in January 2023, and Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement of AGC.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of approximately $8.8 million. As of December 31, 2021, all seven joint ventures had sold their respective multifamily apartment communities or had been recapitalized.

In addition, as of December 31, 2021, BBXRE and Joel Altman had each contributed $3.8 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Active Developments Sponsored by The Altman Companies

As of December 31 2021, BBXRE had investments in eight active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at December 31, 2021	Carrying Value of BBXRE Investment at December 31, 2021
Altis Grand Central	Tampa, Florida	314	Stabilized - 97% Occupied	$730
Altis Little Havana	Miami, Florida	224	Under Construction - Expected Completion in 2022	1,021
Altis Miramar East/West	Miramar, Florida	650	Under Construction - Expected Completion in 2022	2,878
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	10,831
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2023	437
Altis Lake Willis Phase 2	Orlando, Florida	238	Predevelopment	2,538
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2023	2,780
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2023	260

(1)The carrying value of BBXRE’s investment at December 31, 2021 includes $10.3 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

Rights to Joint Venture Distributions

The operating agreements governing the joint ventures sponsored by the Altman Companies generally provide that the holders of the non-managing membership interests are entitled to distributions based on their pro-rata share of the capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive their contributed capital and the specified returns, distributions are based on an agreed-upon allocation of the remaining cash flows available for distribution, with the holders of the managing membership interests receiving an increasing percentage of the distributions. As BBXRE’s investments in the above joint ventures primarily include investments as a managing member, BBXRE’s overall economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of its contributed capital in such ventures.

Single Family Development - Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders who are constructing single-family homes and townhomes that are planned to range from 1,400 square feet to 4,400 square feet and have base prices ranging from the high $300,000’s to the $700,000’s. Other than in the case of the lots comprising Phase 4, the agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales.

BBXRE has substantially completed the development of the lots comprising Phases 1 and 2 of the Beacon Lake Community and commenced the development of the lots comprising Phase 3 during the second quarter of 2021. In 2021, BBXRE sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of December 31, 2021:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(448)	(164)	—	(299)	(1,213)
Remaining lots to sell	—	31	32	200	—	263
Lots under contract with homebuilders	—	(31)	(32)	(68)	—	(131)
Available lots (2)	—	—	—	132	—	132

(1)As further described in Item 8 - Note 2 to the Company’s consolidated financial statements included in this Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3.

(2)Although BBXRE was previously exploring the possible construction, leasing, and management of a portfolio of rental homes on the remaining lots in Phase 3, BBXRE is developing the remaining lots in Phase 3 and currently expects that it will sell the finished lots to a homebuilder.

The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Total
		Single-family	Townhomes
Lots sold to homebuilders	302	448	164	914
Homes closed	301	194	93	588
Homes remaining to close	1	254	71	326

BBXRE has financed a portion of the development costs for the Beacon Lake Community through the issuance of Community Development District Bonds. Under the terms of the agreements with the homebuilders, in connection with the sale of the finished lots, BBXRE is required to repay a portion of the bonds with proceeds from such sales, while a portion of the bonds are assumed by the homebuilders.

Single-Family Developments with Third Party Developers

Marbella

As of December 31, 2021, BBXRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. Under the terms of the operating agreement between BBXRE and CC Homes, BBXRE is entitled to receive 70.0% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After BBXRE and CC Homes receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with CC Homes, as the managing member, receiving an increasing percentage of distributions.

The joint venture acquired the development land in 2019 and commenced site development in 2020. As of December 31, 2021, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 32 homes. During the year ended December 31, 2021, BBXRE recognized $2.6 million of equity earnings and received $9.3 million of distributions from the venture.

Sky Cove

In June 2019, BBXRE invested $4.2 million as one of a number of investors in a joint venture with Label & Co. to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. Under the terms of the operating agreement governing the joint venture, BBXRE is entitled to receive 26.25% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with Label & Co., as the managing member, receiving an increasing percentage of distributions.

During the year ended December 31, 2021, the joint venture closed on 165 single-family homes, and BBXRE recognized $1.5 million of equity earnings and received $3.2 million of distributions from the venture. As of December 31, 2021, the joint venture had executed contracts to sell an additional 31 single-family homes.

Sky Cove South

In February 2021, BBXRE invested $4.9 million as one of a number of investors in a joint venture with Label & Co. to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. BBXRE’s rights to distributions from the Sky Cove South joint venture are substantially the same as its rights to distributions from the Sky Cove joint venture.

As of December 31, 2021, the joint venture had commenced construction of the community and executed contracts to sell 103 single-family homes.

Mixed Use Developments

Bayview

In 2014, BBXRE invested in a joint venture with an affiliate of Procacci Development Corporation (“Procacci”). At the inception of the venture, BBXRE and Procacci each contributed $1.8 million to the venture in exchange for a 50% equity interest, and the joint venture acquired approximately three acres of real estate in Fort Lauderdale, Florida for $8.0 million. The site is currently comprised of an approximately 84,000 square foot office building, along with a convenience store and gas station. The office building has low occupancy with short term leases, while the lease for the convenience store ends in March 2022.

In February 2022, BBXRE agreed to sell its equity interest in the joint venture to Procacci for net cash consideration of approximately $8.9 million. Under the terms of the agreement, Procacci will fully assume the mortgage loan on the property, which currently has an outstanding balance of $5.0 million, and BBX Capital’s existing guaranty on 50% of the outstanding loan balance for any liabilities that occur following the closing. However, the closing of the sale is subject to certain closing conditions, including obtaining a release from the lender of BBX Capital’s guaranty on the outstanding loan balance for any liabilities that occur following the closing, and there is no assurance that the transaction will be consummated pursuant to the terms of the agreement, or at all.

The Main Las Olas

As of December 31, 2021, BBXRE had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was substantially completed during 2021, and as of December 31, 2021, the office tower, residential tower, and retail space were 73%, 97% and 97% leased, respectively.

BBX Capital leases 32,166 square feet of space in the office tower for its corporate headquarters pursuant to a lease agreement with the joint venture that has an initial term that ends in 2031.

Other Assets

In addition to the above projects, BBXRE holds certain investments in real estate joint ventures in which a majority of the assets of the ventures have been sold. BBXRE also holds various legacy assets primarily formerly held by BankAtlantic, including loans receivable and real estate with an aggregate carrying amount of approximately $16.9 million as of December 31, 2021. The majority of the legacy assets do not generate cash flow on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

Since the Company’s sale of BankAtlantic in 2012, BBXRE has generated substantial income from the legacy asset portfolio, as the majority of the loans receivable and foreclosed real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008 but were ultimately monetized by BBXRE following the recovery in the real estate market over the past several years. In recent years, BBXRE has believed that the monetization of the portfolio is substantially complete and generally has not expected significant earnings relating to the remaining assets in future periods. However, as a result of changes in market conditions over the past year, including a significant increase in demand for single-family housing in Florida, BBXRE now expects certain of these assets to generate earnings that are significantly higher than prior expectations

BBXRE is also continuing its efforts to seek collection of legal judgments against past borrowers, and although such collection efforts have continued to generate income for BBXRE over the past several years, there is significant uncertainty relating to these efforts, and there is no assurance that these efforts will generate income in future periods.

BBX Sweet Holdings

Business Overview

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including: i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States; ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products; and iii) Hoffman’s Chocolates, a retailer of gourmet chocolates with six retail locations in South Florida.

Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. However, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in Item 8 – Financial Statements and Supplementary Data for further discussion related to the Bankruptcy Cases.

Strategy

Although there are certain synergies amongst BBX Sweet Holdings’ operating businesses, these businesses have distinct business and operating strategies based on their respective business models. In particular, IT’SUGAR’s business and operating strategy is focused on:

•Continuing its focus on driving traffic and sales by creating a “retailtainment” experience for customers, including developing creative and humorous product content;

•Expanding on the recent success of its “candy department store” concept as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii in additional select high-traffic resort and entertainment locations;

•Evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates of retail space in certain markets as a result of the impact of the COVID-19 pandemic;

•Improving the remaining maturity of its store portfolio by extending the lease terms of its existing successful retail locations, as well as expanding the size of certain retail locations;

•Opening “short term” temporary stores in seasonal locations; and

•Developing and leveraging industry relationships and establishing itself as a vehicle through which brands can market and sell their products at “retailtainment” locations specifically focused on candy products and candy-themed merchandise.

Las Olas Confections and Snacks’ strategy is primarily focused on growing its wholesale business and improving its gross margin and profitability through process improvements and efficiencies and reductions in product and operating costs. Hoffman’s Chocolates is primarily focused on driving sales at its six retail locations in South Florida. While it previously manufactured various products in a manufacturing location in Greenacres, Florida, Hoffman’s Chocolates expects to exit this manufacturing location in 2022 and purchase substantially all of its products from Las Olas Confections and Snacks, which has a manufacturing facility in Orlando, Florida.

Renin

Business Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada which were complementary to and expanded Renin’s existing customer base.

Renin’s products are primarily sold through three channels in North America: (i) retail, (ii) commercial, and (iii) direct installation in the greater Toronto area. For the year ended December 31, 2021, Renin’s retail channel comprised approximately 77% of its gross sales and included big box retail customers, Lowe’s (U.S. and Canada), Home Depot (U.S. and Canada), and Menards. Renin’s commercial channel comprised approximately 16% of its gross sales and included original equipment manufacturers and fabricators across North America, while Renin’s direct installation channel generated the remaining sales.

During the year ended December 31, 2021, Renin’s total revenues included $123.5 million of trade sales to three major customers and their affiliates and $50.6 million of revenues generated outside the United States. For the year ended December 31, 2021, revenues from three customers and their affiliates respectively represented $50.3 million (or 16.0%), $42.8 million (or 13.6%,), and $30.4 million (or 9.7%) of the Company’s total revenues. Renin’s long-lived assets located outside the United States, which includes properties, equipment, and right of use assets, had a carrying amount of $11.5 million as of December 31, 2021.

Strategy

Renin’s business and operating strategy is primarily focused on:

•Increasing sales by delivering outstanding customer service;

•Lowering product and manufacturing costs through improvements in product sourcing and logistics and manufacturing efficiencies;

•Balancing an appropriate mix between domestic manufacturing and global sourcing of finished goods in light of market conditions; and

•Reducing customer lead-times through improved inventory planning.

Other Investments

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

Regulatory Matters

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the companies in which BBX Capital holds investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

The Company collects, processes, and retains large volumes of internal and customer data, including social security numbers, credit card numbers, and other personally identifiable information of its employees and customers, in various internal information systems. The Company also transmits some of this information to third party service providers. The regulatory environment, as well as the requirements imposed on the Company by the payment card industry surrounding information, security, and privacy is increasingly demanding, in both the United States and other jurisdictions in which the Company operates. From time to time, information comes to our attention that our internal information systems, including our payment processing systems, fail to fully comply with applicable requirements and regulations. Such requirements and regulations may include, without limitation, the Florida Information Protection Act (FIPA), the Fair and Accurate Credit Transactions Act (FACTA), and the Consumer Credit Protection Act (CCPA). Upon receipt of such information, we immediately seek to remediate the issues, both directly and with our third party service providers.

See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are generally on vacation, while BBX Sweet Holdings’ other operating businesses generate their strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Human Resources

As of December 31, 2021, the Company and its subsidiaries had approximately 1,387 employees, including 811 employees at IT’SUGAR. We believe that our employee relations are satisfactory and that our employees are important to achieving our business objectives.

In 2020 and 2021, in response to the COVID-19 pandemic, we instituted safety protocols and procedures for our employees who continued to work at physical locations. These protocols included complying with social distancing and other health and safety standards as recommended by federal, state and local government agencies, as well as taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we reduced the number of in-person interactions and significantly expanded the use of virtual interactions in all aspects of our business, including administrative and operational activities. We have now returned to in-person interactions but continue to evaluate our operations in light of federal, state, and local guidance, evolving data concerning the pandemic, and the best interests of our employees and customers.

BBX Capital seeks to offer competitive compensation and benefit programs for our employees in our effort to attract and retain employees. In addition to competitive base wages, additional programs currently include: Incentive Compensation Plans, Long-Term Incentive Plans, a company matched 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

We are committed to foster an inclusive work environment that supports our workforce and the communities we serve. We seek to hire the best qualified employees regardless of gender, ethnicity, or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

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

Competition

The industries in which the Company conducts its business are very competitive, and BBX Capital also faces substantial competition with respect to its investment activities from real estate investors and developers, private equity funds, hedge funds, and other institutional investors. BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.

BBXRE invests in the development of multifamily apartment communities. Due to the historically strong performance of this class of asset within the real estate market and the recent increase in demand for housing in the markets in which BBXRE and the Altman Companies operate, BBXRE is experiencing increased competition from other real estate investors and developers, which has resulted in an increase in the cost of land and limits the number of available development opportunities in the markets in which BBXRE and the Altman Companies operate.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we can take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We expect to continue to take advantage of certain of the exemptions available to emerging growth companies until December 31, 2025 (the end of the fifth fiscal year following the initial public issuance of our common stock in connection with the spin-off from Bluegreen Vacations) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, more than $700.0 million in market value of our stock is held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipate,” “intends,” “estimates,” “our view,” “we seek,” “would,” and words and phrases of similar import. Forward-looking statements are based largely on our current expectations, and we can give no assurance that such expectations will prove to be correct. In addition, forward-looking statements are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data. Future results could differ materially as a result of a variety of risks and uncertainties.

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

With respect to the Company generally, the various factors include, but are not limited to:

•Risks and uncertainties relating to the COVID-19 pandemic, including risks and uncertainties associated with vaccination, masking, and other deterrence policies which vary across different jurisdictions where the Company operates, and federal, state, and local government officials may in the future issue new or revised orders that are different than the orders under which the Company is currently operating;

•Risks and economic uncertainties, including inflationary trends, increased costs of labor, freight, shipping and materials, and increasing interest rates, and the Company’s ability to pass along the increased costs to its customers, which could adversely impact the gross margins of the Company’s operating businesses;

•Risks and uncertainties of supply chain disruptions on the Company’s businesses which has resulted in the higher costs of inventory and may result in the Company being unable to obtain or manufacture sufficient amounts of products or maintain sufficient inventory;

•Risks that labor shortages may result in issues relating to the hiring or retention of employees, increased employee turnover, and demands for higher wages;

•Risks related to BBX Capital’s indebtedness and the indebtedness of its subsidiaries including Renin, including the potential for accelerated maturities and debt covenant violations;

•Risks and uncertainties affecting BBX Capital and its results, operations, markets, products, services, and business strategies, and the risks and uncertainties associated with its ability to successfully implement its current plans and its ability to generate earnings under the current business strategy;

•The performance of entities in which BBX Capital has made investments may not be profitable or achieve anticipated results and the risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;

•Risks associated with acquisitions, asset or subsidiary dispositions, or debt or equity financings which the Company may consider or pursue from time to time;

•Risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data, or operational disruptions;

•The updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position and our information technology expenditures may not result in the expected benefits;

•The ability of BBX Capital’s subsidiaries to compete effectively in the highly competitive industries in which they operate;

•The Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•The Company’s relationships with key customers and suppliers may be materially diminished or terminated;

•The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of BBX Capital or its subsidiaries;

•The impact on BBX Capital’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;

•Audits of BBX Capital’s or its subsidiaries’ federal or state tax returns, including that they may result in the imposition of additional taxes;

•The Company’s businesses are subject to various governmental regulations, laws and orders, compliance with which may result in significant expenses, and any noncompliance could result in civil or criminal penalties or other liabilities;

•The outcome of litigation, inquiries, investigations, examinations or other legal proceedings is inherently uncertain and could subject the Company to significant monetary damages or restrictions on the Company’s ability to do business;

•Any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, such as the outbreak of COVID-19, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors;

•The risk that creditors of BBX Capital’s subsidiaries or other third-parties may seek to recover distributions or dividends, if any, made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third-parties; and

•If BBX Capital issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, including in connection with acquisitions, investments or financings or pursuant to equity compensation plans, BBX Capital’s shareholders would experience dilution and any preferred stock issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of BBX Capital’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of BBX Capital’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of BBX Capital’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof.

With respect to BBX Capital Real Estate, the risks and uncertainties include, but are not limited to:

•The impact of economic, competitive, and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of BBX Capital Real Estate’s assets;

•Risks that the investment in the Altman Companies may not realize the anticipated benefits and will increase the Company’s exposure to risks associated with the multifamily real estate development and construction industry;

•The risk that homebuilder counterparties will not meet their obligations to acquire lots or to pay contingent purchase prices due on the sale of homes;

•The risks associated with expanding its operating platform to include a logistics real estate division and investing in the development of logistics real estate assets;

•The risks associated with investments in real estate developments and joint ventures include:

oexposure to downturns in the real estate and housing markets;

oexposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

oenvironmental liabilities, including claims with respect to mold or hazardous or toxic substances;

orisks associated with obtaining necessary zoning and entitlements;

orisks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partners;

orisks relating to reliance on third-party developers or joint venture partners to complete real estate projects;

orisk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed;

orisks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;

orisk associated with finding equity partners, securing financing, and selling newly built multifamily apartments;

orisk associated with rising land and construction costs and supply chain disruptions increasing construction costs and delaying construction schedules and completion of projects;

orisk that the projects will not be developed as anticipated or be profitable; and

orisk associated with customers or vendors not performing on their contractual obligations.

With respect to BBX Sweet Holdings, Renin, and the Company’s other operating businesses, the risks and uncertainties include, but are not limited to:

•Risks that market demand for the subsidiaries’ products could decline;

•Risks that the reorganization of certain confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses;

•Failure of the Company’s confectionery businesses or Renin to meet financial metrics may necessitate BBX Capital making further capital contributions or advances to the businesses or a decision not to support underperforming businesses;

•Risks associated with increased commodity costs or a limited availability of commodities;

•Risks associated with product recalls or product liability claims;

•The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves to recognize inventories at their net realizable values;

•The risks relating to IT’SUGAR’s business plans, including, but not limited to, that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, as or when expected, or at all;

•Risks associated with the performance of vendors, commodity price volatility, shipping costs to deliver raw materials and finished products from foreign countries, and the impact of tariffs on goods imported from Canada and Asia, particularly with respect to Renin;

•Risks associated with exposure to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar;

•The amount and terms of indebtedness associated with the operations and capital expenditures of the subsidiaries may impact their financial condition and results of operations and limit their activities;

•The risk that the decreased sales to Renin’s major customers and/or Renin’s efforts to maintain sales of its products to its major customers may negatively impact Renin’s sales, gross margin, and profitability, require Renin to lower its prices, and result in the recognition of impairment losses related to its goodwill and long-lived assets, as well as noncompliance with the terms of its outstanding credit facility;

•The risk that Renin’s acquisition of Colonial Elegance will not achieve the benefits anticipated and the anticipated growth opportunities may not be achieved or if achieved will not be advantageous.

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

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates including impacts on i) consumer demand, (ii) disruptions in global supply chains, iii) employee absenteeism and a general labor shortage, and (iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company’s financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations and challenges of hiring and retaining employees and associated increasing labor costs. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods.

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

The current inflationary trends including, increases in the costs of labor, freight, shipping and materials and widespread supply chain disruptions, could adversely impact gross margins of the Company’s operating businesses.

Headline inflation has surpassed 7%, its highest level since 1982, and the Federal Reserve has signaled that it plans to combat inflation through monetary policy, including the wind-down of quantitative easing and by raising the Federal Funds rate. These inflationary conditions have caused us to increase prices; however, such increases may not be accepted by our customers or may not adequately offset the increase in our costs, thereby negatively affecting our results of operations.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Although such factors have not yet materially impacted BBXRE’s results of operations, these increases may have a material impact on BBXRE’s operating results in future periods. Similarly, as a result of ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have also impacted its ability to maintain historical inventory levels at its retail locations which IT’SUGAR believes has negatively impacted its sales volumes. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations. Global supply chain disruptions has also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures, and the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Accordingly, there is no assurance that the Company operating subsidiaries will be able to continue increasing prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

Any downturn in the economic environment may also have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn is prolonged in nature and impacts consumer demand, materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, delays the production and shipment of products and raw materials from foreign suppliers or increases shipping costs.

Additionally, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopen, particularly in the United States.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including high unemployment levels, federal unemployment subsidies and other government regulations. A sustained labor shortage or increased turnover rates could, whether caused by COVID-19 or as a result of general macroeconomic or other factors, among other things, lead to increased costs, such as increased overtime pay to meet demand and increased wage rates to attract and retain employees, or negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

BBX Capital relies on cash on hand and dividends from its subsidiaries.

BBX Capital relies on its cash and cash equivalents, interest payments received by it pursuant to the terms of the $50 million outstanding note owed BBX by Bluegreen Vacations, and dividends from its subsidiaries in order to fund its operations and investments. During the year ended December 31, 2021, cash generated from operations was $37.8 million and during the year ended December 31, 2020 cash used from operations was $6.2 million.

If cash flow is not sufficient to fund BBX Capital’s liquidity needs or BBX Capital otherwise determines it is advisable to do so, BBX Capital might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BBX Capital chooses to liquidate its investments, it may be forced to do so at depressed prices. Further, Bluegreen Vacations may elect to defer interest payments due under its note to BBX Capital. See the risk factor below entitled “Bluegreen Vacations may incur additional indebtedness and may defer interest payments under its currently outstanding $50 million promissory note to BBX Capital.”

BBX Capital’s subsidiaries may be dependent on BBX Capital to provide liquidity.

BBX Capital’s subsidiaries may not generate sufficient cash flow or maintain liquidity to fund their respective operations and investments or to maintain compliance with the terms of their outstanding credit facilities in which case it may seek such funds from BBX Capital. If BBX Capital’s cash flow is not sufficient to fund its subsidiaries’ needs or it determines not to provide such funding, then such subsidiaries might be required to liquidate some of their respective investments or fund their respective operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if any such subsidiary chooses to liquidate its investments, it may be forced to do so at depressed prices.

BBX Capital’s acquisitions and investments may generate losses, require it to obtain additional financing and expose it to additional risks.

BBX Capital has made investments in and acquisitions of operating companies, including its 50% equity interest investment in The Altman Companies and its acquisitions of Renin, IT’SUGAR and businesses in the confectionery industry. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

•Risks associated with achieving profitability;

•Risks associated with the availability and costs of obtaining goods and commodities;

•Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;

•Losses and unforeseen expenses or liabilities;

•Risks associated with entering new markets in which we have no or limited prior experience;

•The potential loss of key employees or founders of acquired organizations;

•Risks associated with increased indebtedness incurred to finance acquisitions;

•Risks associated with transferred assets and liabilities; and

•The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed.

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

BBX Capital’s subsidiaries may not have appropriate short and long term hiring, retention, employee development and succession planning strategies.

Due to current market conditions and other variables such as increased employee turnover, there may be inadequate personnel (both in general numbers and in specific roles) to support operations, business goals and strategies at BBX Capital’s subsidiaries. As a result, BBX Capital’s subsidiaries may be unable to successfully execute on their respective business plans and strategies.

Additionally, inadequate staff with the necessary expertise in certain matters (including, without limitation, expertise in accounting and finance) and inadequate staffing levels to perform certain control functions and maintain daily operations and segregation of duties may result in (i) inadequate internal control over financial reporting and (ii) regulatory, reporting and process objectives not being met timely or accurately.

Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) may defer interest payments under the note it issued to BBX Capital and may not satisfy its obligations to BBX Capital.

In connection with Bluegreen Vacations’ spin-off of BBX Capital on September 30, 2020, Bluegreen Vacations executed a $75 million promissory note in favor of BBX Capital. Bluegreen Vacations repaid $25 million of the promissory note in December 2021 thereby decreasing the outstanding balance to $50 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum. The note requires payments of interest only on a quarterly basis; provided however that interest payments may be deferred at the option of Bluegreen Vacations, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in September 2025 or upon certain events. As a result of the spin-off, Bluegreen Vacations is the holding company of Bluegreen and will in future periods rely primarily on dividends from Bluegreen in order to meet its obligations, including its debt service requirements. Bluegreen’s business has been adversely impacted by the COVID-19 pandemic and Bluegreen has suspended the payment of regular quarterly cash dividends. There is no assurance that Bluegreen will resume the payment of regular dividends in the time frames or amounts previously paid, or at all, or pay any special cash dividends in the future. If Bluegreen Vacations does not receive sufficient dividends from Bluegreen, Bluegreen Vacations may be unable to satisfy its debt service obligations, including payments under the promissory note to BBX Capital. In addition, Bluegreen Vacations may in the future seek additional funds from third party sources, which may include the incurrence of additional indebtedness. Any such additional indebtedness would increase its debt service requirements and may impair its ability to satisfy its payment obligations under its promissory note to BBX Capital. Bluegreen Vacations promissory note to BBX Capital is unsecured.

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

Substantial sales of BBX Capital’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or the perception in the market that such sales will occur, could adversely affect the market prices of such securities. Other than shareholders that are affiliates of Bluegreen Vacations, shareholders of Bluegreen Vacations who received shares of BBX Capital’s common stock in connection with the spin-off generally may sell those shares without restriction. Shareholders may decide to sell the shares received in the spin-off for any reason, including if, among other things, BBX Capital’s common stock does not fit their investment objectives or, in the case of index funds, if BBX Capital is not part of the index in which they invest.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman of BBX Capital, John E. Abdo, the Vice Chairman of BBX Capital, Jarett S. Levan, the son of Mr. Alan Levan and the Chief Executive Officer and President and a director of BBX Capital, and Seth M. Wise, Executive Vice President and a director of BBX Capital, currently collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 81% of the total voting power of BBX Capital’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BBX Capital, have the voting power to elect BBX Capital’s directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

BBX Capital’s Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock or Class B Common Stock. These provisions include:

•the provisions in BBX Capital’s Articles of Incorporation regarding the special voting rights of BBX Capital’s Class B Common Stock;

•subject to the special class voting rights of BBX Capital’s Class B Common Stock under certain circumstances, the authority of BBX Capital’s Board of Directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without shareholder approval, as described in further detail below; and

•advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

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

Currently, BBX Capital qualifies as a “smaller reporting company,” and is eligible to utilize the reduced disclosure requirements available to smaller reporting companies. The reduced disclosure requirements available to smaller reporting companies are similar to those available to emerging growth companies, including reduced financial and executive compensation disclosures. Under current SEC rules, BBX Capital became a smaller reporting company on June 30, 2021, as its total market value of its common equity securities held by non-affiliates was less than $200 million.

BBX Capital intends to utilize the reduced reporting requirements and available exemptions for so long as BBX Capital is permitted to do so. Investors may find BBX Capital’s common stock to be less attractive as a result of its utilization of the reduced disclosure requirements and exemptions, which may have a material adverse effect on the trading market and market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Risks Related to BBX Capital Real Estate

Some of BBX Capital Real Estate’s operations are through unconsolidated joint ventures with others, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

From time to time BBX Capital Real Estate has entered into joint ventures which reduces the amount BBX Capital Real Estate is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital Real Estate has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture (including any obligations to acquire lots at BBXRE’s Beacon Lake community), BBX Capital Real Estate may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBX Capital Real Estate has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfill its obligations. BBX Capital Real Estate has a substantial investment in the Altman Companies and related investments in Altis multifamily apartment joint ventures developed and managed by the Altman Companies and Joel Altman. Further, BBX Capital is obligated to increase its ownership in the Altman Companies in 2022 regardless of the performance of the Altman Companies at that time. There is no assurance that the value of the interest that it is required to buy will be equal to or greater than the purchase price. Additionally, BBX Capital Real Estate has contributed $3.8 million to a joint venture with Joel Altman that guarantees the indebtedness and construction cost overruns of new real estate joint ventures established by the Altman Companies, which increases BBX Capital Real Estate’s risk of loss in connection with its real estate joint venture investments managed by Joel Altman and the Altman Companies.

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

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBX Capital Real Estate’s investments in real estate developments is dependent on many factors, including:

•Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;

•Demand for commercial real estate tenants;

•Real estate market values;

•Changes in capitalization rates impacting real estate values;

•Availability of talented individuals in the development industry;

•Availability and reasonable pricing of labor;

•Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials, including increases associated with tariffs and supply chain disruptions;

•Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;

•Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;

•Availability and cost of mortgage financing for potential purchasers;

•Inventory of foreclosed homes negatively impacting selling prices;

•Mortgage loan interest rates;

•Availability of land in desirable locations at prices that result in an economically viable project;

•Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;

•Construction defects and product liability claims;

•Risk of losses resulting from cost overrun guarantees in the Altman Companies’ sponsored projects that require unique high-density apartment developments in certain markets; and

•General economic conditions.

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

Risk Related to BBX Sweet Holdings

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

During the past three years other than candy manufacturing relating to Hoffman’s retail operations, BBX Sweet Holdings exited its candy manufacturing facilities in Utah and South Florida, consolidated its wholesale manufacturing operations in Orlando and centralized the management and back office activities in order to improve operating efficiencies and generate cost savings. These strategic initiatives may not be successful, and BBX Sweet Holdings may decide to exit the remaining manufacturing operations. In the event that BBX Sweet Holdings continues to generate losses or exits any of its businesses, this would result in additional losses and adversely affect BBX Sweet Holdings’ results of operations.

Market demand for candy products could decline.

BBX Sweet Holdings confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. BBX Sweet Holdings success is impacted by many factors, including the following:

•Effective retail execution;

•Effective and cost-efficient advertising campaigns and marketing programs;

•Availability of an adequate supply of commodities at a reasonable cost;

•Oversight of product safety;

•Ability to sell products at competitive prices;

•Response to changes in consumer preferences and tastes;

•Changes in consumer health concerns, including obesity and the consumption of certain ingredients; and

•Concerns related to effects of sugar or other ingredients which may be used to make its products.

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

A significant amount of Renin’s sales are to big-box home centers. These home centers have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them. These home centers may also from time to time reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin. During the year ended December 31, 2021, Renin’s total revenues included $123.5 million of trade sales to three major customers and their affiliates and $50.6 million of revenues generated outside the United States. Revenues from one customer of Renin represented $50.3 million or 16.0%, of the Company’s total revenues, revenues from a second customer of Renin represented $42.8 million or 13.6% of the Company’s total revenues and revenues from a third customer of Renin represented $30.4 million or 9.7% of the Company’s total revenues for the year ended December 31, 2021, respectively. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $11.5 million as of December 31, 2021.

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

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond BBX Capital’s control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•the failure of securities analysts to cover BBX Capital’s Class A Common Stock or Class B Common Stock, or changes in financial estimates by analysts;

•the inability to meet the financial estimates of analysts who follow BBX Capital’s Class A Common Stock or Class B Common Stock;

•variations in quarterly operating results, including seasonal fluctuations;

•additions or departures of key personnel;

•general economic and stock market conditions;

•regulatory and legal proceedings, investigations and developments;

•political developments;

•economic effects of the Russian and Ukrainian war:

•changes in accounting principles;

•changes in tax legislation and regulations;

•terrorist acts;

•accumulation of publicly held shares and the timing and amount of future purchase or sales of BBX Capital’s Class A Common Stock, Class B Common Stock or other securities; and

•investor perceptions with respect to BBX Capital’s Class A Common Stock and Class B Common Stock relative to other investment alternatives.

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

Further, the development of new technologies, products and processes, and changes in customer behavior (such as the increase in online shopping), that have changed the way in which the Company’s customers conduct business may make the Company’s existing products, services, businesses or processes obsolete or inefficient.

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

The proliferation and global reach of social media continues to expand rapidly and could cause the Company to suffer reputational harm. The continuing evolution of social media presents new challenges. Negative posts or comments about the Company, the properties it manages, the products it sells, its brands or customer experiences on any social networking or user-generated review website, could affect consumer opinions of the Company and its products, and the Company cannot guarantee that it will timely or adequately redress such instances.

The loss of the services of key management and personnel could adversely affect the Company’s business.

The Company’s ability to successfully implement its business strategy will depend on the ability to attract and retain experienced and knowledgeable management and other professional staff. Additionally, the “great resignation” trend that began in 2021 in which employees voluntarily resigned from their jobs could strain our ability to retain experienced and knowledgeable employees. If the Company is unable to retain and motivate its existing employees and efforts to retain and attract key management and other personnel are unsuccessful, the Company’s results of operations and financial condition may be materially and adversely impacted.

Unexpected events, such as natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase our costs.

The occurrence of one or more unexpected events, including tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest, geopolitical conflicts (including the current conflict between Ukraine and Russia) and/or terrorist activities in countries or regions in which our assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance. With respect to the current conflict between Ukraine and Russia, if such conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BBX Capital’s principal executive office is currently located at 201 East Las Olas Boulevard, Suite 1900, Fort Lauderdale, Florida, 33301, under a lease with an expiration date in October 2031. The lease agreement provides the Company with the right to renew the lease for three additional terms of five years following the initial term.

BBX Sweet Holdings maintains certain offices at BBX Capital’s principal executive office, including the executive offices of IT’SUGAR. IT’SUGAR operates approximately 100 retail locations in over 25 states which are subject to leases that expire between 2022 and 2031. Hoffman’s Chocolates operates six Hoffman’s Chocolates retail locations in South Florida which are subject to leases that expire between 2022 and 2026 and one retail location in Greenacres, Florida that it currently owns. BBX Sweet Holdings consolidated its manufacturing operations in a facility in Orlando, Florida which is subject to a lease that expires in 2024, subject to three one-year renewal options that may be exercised by the Company. Hoffman’s Chocolates also owns a manufacturing facility in Greenacres, Florida. In December 2021, Hoffman’s Chocolates entered into a purchase and sale agreement to sell the facility in Greenacres, Florida to a third party buyer, and the buyer has agreed to lease back a portion of the property to Hoffman’s Chocolates pursuant to a lease within an initial term 24 months, subject to two one-year renewal options that may be exercised by Hoffman’s Chocolates. Hoffman’s Chocolates currently expects to close on the sale of the facility on or before April 15, 2022 and execute the lease agreement on the closing date.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2027. Renin also leases three manufacturing and distribution facilities in the United States and Canada, one of which is located at their principal executive office. These leases have expiration dates of December 31, 2026, August 31, 2027, and December 31, 2027. The lease that expires on December 31, 2026 provides Renin with the right to renew the terms of the lease for five additional terms of five years commencing after the expiration date, and the lease that expires on August 31, 2027 provides Renin with the right to renew the terms of the lease for five years commencing after the expiration date. Renin also leases a warehouse in Canada pursuant to a lease agreement with an expiration date of July 31, 2022 and which provides Renin with the right to renew the lease for one year commencing after the expiration date. In January 2021, Renin took possession of an additional manufacturing and distribution facility in the United States under a lease with an expiration date of December 31, 2026 with the right to renew the terms of the lease for five additional terms of five years following the initial term.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BBX Capital’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•Under Florida law and our Articles of Incorporation and Bylaws, holders of our Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote. On such matters, holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but is greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases below 100,000 shares, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

•Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

On March 8, 2022, there were approximately 176 record holders of our Class A Common Stock and approximately 76 record holders of our Class B Common Stock.

BBX Capital does not currently anticipate paying any cash dividends for the foreseeable future. BBX Capital’s dividend policy is established by BBX Capital’s Board of Directors based on the Company’s financial condition, results of operations and capital requirements, as well as other business considerations that BBX Capital’s Board of Directors considers relevant. Further, the terms of BBX Capital’s indebtedness may limit or prohibit the payments of dividends.

Issuer Purchases of Equity Securities

Tender Offer

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share, and in June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to the cash tender offer at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.4 million, including fees. At the time that the tender offer was completed, the shares purchased represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

October 2020 Share Repurchase Program

In October 2020, BBX Capital’s Board of Directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, the Board of Directors approved an increase in the program from $10.0 million of shares to $20.0 million of shares, and in November 2021, the Board of Directors approved an increase in the program in an amount necessary to repurchase 1,305,416 shares of Class A Common Stock in a private transaction. As of December 31, 2021, BBX Capital had purchased 2,425,229 shares of its Class A Common Stock and 14,394 shares of its Class B Common Stock under this program for approximately $22.8 million, and there was no remaining availability to purchase shares under the program as of December 31, 2021.

Information regarding BBX Capital’s purchase of its Class A and Class B Common Stock under the repurchase program during the three months ended December 31, 2021 is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2021	—	—	—	$11,680,609
November 1 – November 31, 2021	—	—	—	$11,680,609
December 1 – December 31, 2021	1,305,416	11.12	1,305,416	$0

January 2022 Share Repurchase Program

In January 2022, BBX Capital’s Board of Directors approved a share repurchase program which authorizes the repurchase of shares of BBX Capital’s Class A and Class B Common Stock for a total aggregate purchase price of up to $15.0 million. The repurchase program authorizes BBX Capital, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate BBX Capital to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice.

Rights Agreement

In September 2020, BBX Capital adopted a rights agreement (the “Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock, or total combined common stock without the prior approval of the Board of Directors.

Equity Compensation Plan Information

In January 2022, the Compensation Committee of BBX Capital’s Board of Directors granted a total of 546,523 restricted shares of BBX Capital’s Class A Common Stock to certain of its executive officers, 205,029 restricted shares of BBX Capital’s Class B Common Stock to its Chief Executive Officer and President, and a total of 25,000 restricted shares of the Company’s Class A Common Stock to certain non-executive employees. All restricted shares of Class A and Class B Common Stock were granted under the BBX Capital, Inc. 2021 Incentive Plan and reduced the number of securities remaining available for future issuance under BBX Capital’s equity compensation plan to 328,477 shares of Class A Common Stock and 94,971 shares of Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, including the basis of presentation for the consolidated financial statements prior to September 30, 2020 (the date of the spin-off of the Company from Bluegreen Vacations Holding Corporation) which reflect combined financial statements of BBX Capital, Inc. and its subsidiaries and do not necessarily reflect what the results of operations, financial position, or cash flows would have been had BBX Capital, Inc. and its subsidiaries been a separate entity or what the results of operations, financial position, or cash flows will be in the future. The following discussion contains forward-looking statements, including those that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part 1. Item 1A “Risk Factors” and Item 1 “Cautionary Note Regarding Forward-Looking Statements.”

The Management Discussion and Analysis of this Annual Report on Form 10-K discusses 2021 and 2020 items and year-to-year comparisons between the years ended December 31, 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bbxcapital.com or with the SEC at www.sec.gov.

Overview

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

As of December 31, 2021, the Company had total consolidated assets of approximately $533.4 million and shareholders’ equity of approximately $321.8 million. Net income (loss) attributable to shareholders for the years ended December 31, 2021 and 2020 was approximately $46.9 million and ($42.3) million, respectively.

Impact of the COVID-19 Pandemic and Current Economic Issues

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates, including impacts on i) consumer demand, ii) disruptions in global supply chains, iii) employee absenteeism and a general labor shortage, and iv) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce at each of its subsidiaries has been significantly impacted by the pandemic as a result of, among other things, the initial implementation of temporary and permanent reductions in employee head count in order to manage expenses, various health and safety protocols necessary to maintain operations, and challenges related to hiring and retaining employees and associated increased labor costs. Recent inflationary trends and suggestions by the Federal Reserve Board regarding interest rate increases, as well as the recent events with Russia and Ukraine and elsewhere, have also had and may in the future have an impact on demand and the cost of goods, including commodity and shipping costs, as well as a significant potential impact on interest rates. Further, the Company has experienced significant increases in commodity, freight, inventory, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances and negatively impacting its gross margins, and may have a material impact on its operations in future periods. In addition, the Company has adopted policies which require vaccination or ongoing testing for employees in its corporate offices; however, the Company has yet to adopt such policies across all of its locations, and the implementation of such policies could result in additional operational challenges for the Company in light of ongoing labor shortages and the increased cost of labor.

The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries sought to take steps to manage expenses through cost saving initiatives, increase liquidity, and strengthen the Company’s financial position. As of December 31, 2021, the Company’s consolidated cash balances were $118.0 million.

See below for additional discussion related to i) the current and estimated impacts of the COVID-19 pandemic on the Company’s principal holdings and ii) the various risks and uncertainties associated with the effects of the pandemic, increased costs, and disruptions to supply chains on the Company’s principal holdings, which have had, and could in future periods have, a material adverse impact on the Company’s consolidated results of operations, cash flows, and financial condition.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2021 compared to the same 2020 period:

•Total consolidated revenues of $313.6 million, an 81.0% increase compared to 2020.

•Income from continuing operations before income taxes of $64.2 million compared to a loss from continuing operations before income taxes of $58.2 million during 2020.

•Net income attributable to common shareholders of $46.9 million compared to a net loss attributable to common shareholders of $42.3 million during 2020.

•Diluted earnings per share of $2.63 compared to a diluted loss per share of $2.19 during 2020.

The Company’s consolidated results for the year ended December 31, 2021 compared to the same 2020 period were significantly impacted by the following:

•A net increase in sales activity at BBXRE’s Beacon Lake Community development, as BBXRE sold 299 undeveloped lots and 385 developed lots to homebuilders during the 2021 period compared to 227 developed lots during the 2020 period;

•An increase in net earnings of unconsolidated real estate joint ventures primarily due to the monetization of various investments in joint ventures sponsored by the Altman Companies in 2021, including Altis Promenade, Altis Grand at the Preserve, and Altis Grand Central;

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR;

•The recognition of a loss before income taxes of $47.5 million by BBX Sweet Holdings during the 2020 period primarily as a result of the impact of the COVID-19 pandemic on its businesses during 2020, including impairment losses of $25.3 million primarily related to goodwill and long-lived assets associated with IT’SUGAR and a loss of $3.3 million upon the Company’s deconsolidation of IT’SUGAR in connection with its filing of voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
BBX Capital Real Estate	$58,311	9,988	52,696
BBX Sweet Holdings	15,784	(47,473)	(5,122)
Renin	(986)	(3,572)	1,808
Other	1,390	(2,915)	349
Reconciling items and eliminations	(10,258)	(14,275)	(20,746)
Income (loss) from continuing operations before income taxes	$64,241	(58,247)	28,985
(Provision) benefit for income taxes	(17,175)	11,231	(8,334)
Net income (loss) from continuing operations	47,066	(47,016)	20,651
Discontinued operations	—	(74)	(7,138)
Net income (loss)	47,066	(47,090)	13,513
Net (income) loss attributable to noncontrolling interests	(155)	4,803	224
Net income (loss) attributable to shareholders	$46,911	(42,287)	13,737

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE currently owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and anticipates acquiring an additional 40% of the Altman Companies in 2023. BBXRE also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently evaluating potential investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, the Altman Companies is currently evaluating potential opportunities to develop multifamily apartment communities in new geographical areas, including the greater Atlanta, Georgia area.

Overview

BBXRE’s operations that were impacted by the COVID-19 pandemic during 2020, including its sales and leasing operations, have largely returned to, and in many cases are exceeding, pre-pandemic levels, which management believes primarily reflects an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates. In particular, sales at BBXRE’s single-family home developments and leasing at its multifamily apartment developments sponsored by the Altman Companies are generally exceeding pre-pandemic levels, and BBXRE believes that there has generally been a recovery both in investor demand for the acquisition of stabilized multifamily apartment communities and in the availability of debt and equity capital for financing new multifamily apartment developments.

However, there has also been a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Further, in addition to increasing the cost of the Company’s outstanding indebtedness, rising interest rates will at some point likely have an adverse impact of home sales, the availability of financing, and the profitability of development projects, as a majority of development costs are financed with third party debt. Although such factors have not yet materially impacted BBXRE’s results of operations, these increases may have a material impact on BBXRE’s operating results in future periods, as described in further detail below. In addition, the COVID-19 pandemic resulted in significant uncertainty in the overall economy, which could have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

BBXRE’s operating results for the year ended December 31, 2021 significantly benefited from the impact of demand for single-family and multifamily housing on certain of its existing investments, including its Beacon Lake Community and various investments in joint ventures sponsored by the Altman Companies. While BBXRE currently expects certain of its existing investments to benefit from these factors in 2022, BBXRE currently expects a relative decline in revenues and net income over the next several years as compared to 2021 based on its current pipeline of investments, which reflects a combination of i) the accelerated monetization of certain investments from future years into 2021 and ii) the temporary delay of the commencement of new projects in 2020 due to the COVID-19 pandemic. Accordingly, BBXRE is focused on the sourcing and deployment of capital in investments in new development opportunities, including i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. Due to the currently expected life cycle of these developments, in which the monetization of an investment generally occurs approximately three years following the commencement of the development, BBXRE does not expect its operating results to significantly benefit from these efforts in the near term but believes that these investments are ultimately consistent with BBX Capital’s goal to build long-term shareholder value and BBXRE’s goal of building a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows in future periods. However, there is no assurance that these investments in new development opportunities will be successful.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. During the year ended December 31, 2021, BBXRE monetized four of its investments in joint ventures sponsored by the Altman Companies, and as of December 31, 2021, BBXRE had investments in eight active developments sponsored by the Altman Companies, which are summarized in Item 1 - Business of this Annual Report.

Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of purchase), of $9.4 million in January 2023, and Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies.

Developments Monetized in 2021

During the year ended December 31, 2021, joint ventures sponsored by the Altman Companies sold: i) Altis Pembroke Gardens, a 280-unit multifamily apartment community located in Pembroke Pines, Florida, ii) Altis Promenade, a 338-unit multifamily apartment community located in Lutz, Florida, and iii) Altis Grand at the Preserve, a 350-unit multifamily apartment community located in Odessa, Florida. As a result of these sales, BBXRE received total cash distributions of $13.6 million and recognized total equity earnings of $10.5 million from its investments in the respective joint ventures. In addition, the Altis Grand Central joint venture recapitalized its ownership interest in Altis Grand Central, its 314-unit multifamily apartment community located in Tampa, Florida, in a transaction with an institutional investor based on the property’s agreed upon market value, and the joint venture retained a 10% noncontrolling interest in the property. As a result of the recapitalization, BBXRE received a cash distribution of approximately $7.5 million from the joint venture and recognized equity earnings from its investment in the venture of approximately $6.2 million during year ended December 31, 2021. Further, BBXRE’s beneficial ownership interest in Altis Grand Central was decreased from approximately 11% to approximately 1%.

New Developments

During the year ended December 31, 2021, joint ventures sponsored by the Altman Companies closed on development financing and commenced the development of: i) Altis Lake Willis Phase 1, a planned 329-unit multifamily apartment community in Orlando, Florida, ii) Altis Suncoast Pasco, a planned 449-unit multifamily apartment community in Lutz, Florida, and iii) Altis Blue Lake, a planned 318-unit multifamily apartment community in West Palm Beach, Florida.

With respect to Altis Lake Willis Phase 1, BBXRE and Joel Altman had previously invested in the Altis Lake Willis joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and closed on its development financing. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing joint venture, which is now referred to as the Altis Lake Willis Phase 2 joint venture. BBXRE also received a cash distribution of approximately $4.1 million related to previous capital contributions based on the final financing structure and proceeds associated with the first phase of the development.

Other

Following temporary disruptions in its operations during 2020 as a result of the COVID-19 pandemic, the operations related to the existing developments sponsored by the Altman Companies have generally returned to pre-pandemic levels. In particular, the Altman Companies collected over 98% of the rents at its joint venture multifamily apartment communities under its management during the year ended December 31, 2021. Further, the volume of new leases and rental rates at its completed developments have generally exceeded pre-pandemic levels and expectations due to demand for multifamily housing in the markets in which the Altman Companies operates. The Altman Companies has also observed increased investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sales of multifamily apartment communities by joint ventures sponsored by the Altman Companies in 2021. While the Altman Companies does not currently expect that the observed increases in commodity and labor prices will have a material impact on the costs of developing its communities currently under construction which commenced prior to 2021, the timing of the completion of these projects has been adversely impacted by supply chain disruptions, and the Altman Companies currently expects that the costs to develop certain of these projects will be in excess of the estimated development costs as a result of factors unrelated to supply chain disruptions. However, the Altman Companies currently believes that the impact of these factors on the overall profitability of these projects will be offset by the impact of higher rental rates and investor demand for the acquisition of stabilized multifamily apartment communities.

In addition to its existing development portfolio, the Altman Companies has been focused on the identification of new development opportunities. As described above, it commenced the development of three new multifamily apartment communities in 2021, and it has also identified new potential development opportunities primarily located in South Florida, Orlando, Florida, and the greater Tampa, Florida area, all of which are experiencing increased demand for multifamily housing. While the Altman Companies believes that debt and equity capital is currently available for new development opportunities, it has observed a significant increase in land prices, as well as supply chain disruptions and material shortages, all of which are expected to significantly increase development costs and result in possible delays in connection with developing new multifamily apartment communities. The Altman Companies is continuing to evaluate the impact of these costs on the overall profitability of its potential future developments, but it currently believes that the higher rental rates resulting from increased demand for multifamily housing and investor demand for the acquisition of stabilized multifamily apartment communities may to some extent offset the impact of higher development costs on the profits expected to be earned on such developments. However, notwithstanding these potential mitigating factors, a significant increase in development costs could have a material impact on the Altman Companies’ operations, including, but not limited to, (i) an inability to close on the equity and/or debt financing necessary to commence the construction of new projects as a result of a decrease in projected investor profits and (ii) a decrease in the profits expected to be earned by BBXRE and Joel Altman as the managing members of projects that are ultimately pursued. Such factors could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

In addition to the impact of higher costs, economic and market conditions are uncertain as a result of various factors, including inflationary pressures and expected increases in interest rates. A prolonged economic downtown resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the effects of the pandemic and other factors have impacted the costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices as a result of, among other things, supply chain disruptions and material shortages, labor prices, and property insurance costs as compared to pre-pandemic levels, which could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies.

Beacon Lake Master Planned Development

Following a temporary decline in sales activity during 2020 as a result of the COVID-19 pandemic, sales at BBXRE’s Beacon Lake Community during 2021 exceeded pre-pandemic levels and expectations as a result of demand for single-family housing in Florida, which has ultimately resulted in the acceleration of the completion of the development. During the year ended December 31, 2021, BBXRE sold the 299 undeveloped lots comprising Phase 4, 291 single-family lots, and 94 townhome lots, as compared to 157 single-family lots and 70 townhome lots sold during the year ended December 31, 2020. As of December 31, 2021, BBXRE had commenced the development of the 200 lots comprising Phase 3 of the development, and of the 1,476 lots comprising the entire Beacon Lake Community, only 263 lots (63 in Phase 2 and 200 in Phase 3) had yet to be sold to homebuilders, with 131 of such lots (63 in Phase 2 and 68 in Phase 3) being under contract for sale to homebuilders.

At the current time, BBXRE does not expect the observed increases in commodity and labor prices to materially impact its remaining costs to complete the development of the lots in Phase 3 but believes that the costs to construct homes on the developed lots throughout the Beacon Lake Community are being impacted. BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining 131 lots under contract for sale from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales is being offset to some extent by an increase in prices for single-family homes. However, there is no assurance that this will continue to be the case, and the increase in construction costs could result in requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts.

Other Joint Venture Activity

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the year ended December 31, 2021, the joint venture closed on the sale of 165 single-family homes, and BBXRE recognized $1.5 million of equity earnings and received $3.2 million of distributions from the venture. As of December 31, 2021, the joint venture had executed contracts to sell an additional 31 single-family homes, and closings on such sales are expected to occur in 2022.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. As of December 31, 2021, the joint venture had executed contracts to sell 103 single-family homes, and closings on such sales are expected to commence in 2022.

Prior to 2021, BBXRE invested approximately $7.4 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of December 31, 2021, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and closed on the sale of 32 homes. During the year ended December 31, 2021, BBXRE recognized $2.6 million of equity earnings and received $9.3 million of distributions from the venture. BBXRE expects that the closing on the sale of the remaining homes will occur in 2022 and 2023.

Although the above joint ventures expect to incur increased costs to construct homes in their respective communities and have experienced disruptions in supply chains and supply shortages, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments, as it is expected that higher demand and sales prices for single-family homes will offset to some extent the increase in construction costs.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2021 vs	2020 vs
	2021	2020	2019	2020	2019
Sales of real estate inventory	$65,479	20,363	5,049	45,116	15,314
Interest income	2,048	1,240	750	808	490
Net gains on sales of real estate assets	643	255	13,616	388	(13,361)
Other	1,504	1,454	1,619	50	(165)
Total revenues	$69,674	23,312	21,034	46,362	2,278
Cost of real estate inventory sold	29,690	13,171	2,643	16,519	10,528
Recoveries from loan losses, net	(7,774)	(8,876)	(5,428)	1,102	(3,448)
Impairment losses	—	2,742	47	(2,742)	2,695
Selling, general and administrative expenses	7,587	6,758	9,144	829	(2,386)
Total costs and expenses	29,503	13,795	6,406	15,708	7,389
Operating profits	40,171	9,517	14,628	30,654	(5,111)
Equity in net earnings of unconsolidated real estate joint ventures	18,154	465	37,898	17,689	(37,433)
Other (expense) income	(14)	6	170	(20)	(164)
Income from continuing operations before income taxes	$58,311	9,988	52,696	48,323	(42,708)

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2021 compared to the 2020 period increased by $48.3 million primarily due to the following:

•An increase in equity in net earnings of unconsolidated joint ventures primarily due to the monetization of various investments in joint ventures sponsored by the Altman Companies in 2021, including 1) the Altis Promenade joint venture’s sale of its multifamily apartment community in June 2021, which resulted in the recognition of $5.2 million of equity earnings from BBXRE’s investment in the venture, ii) the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community in July 2021, which resulted in the recognition of $5.0 million of equity earnings from BBXRE’s investment in the venture, and iii) the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in September 2021, which resulted in the recognition of $6.2 million of equity earnings from BBXRE’s investment in the venture;

•An increase in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold the 299 undeveloped lots comprising Phase 4 and 385 developed lots during the 2021 period compared to 227 developed lots during the 2020 period, and an increase in the estimated contingent purchase price receivable from homebuilders, which is calculated as a percentage of the sales price of completed homes on the sold lots, as a result of improvements in the market for single-family housing during the 2021 period;

•The recognition of impairment losses during the 2020 period primarily related to certain of BBXRE’s investments in unconsolidated real estate joint ventures as a result of the impact of the COVID-19 pandemic on such investments; and

•An increase in interest income associated with BBXRE’s loans receivable from IT’SUGAR and its preferred equity investment in the Altis Ludlam Trail joint venture; partially offset by

•A net decrease in recoveries from loan losses; and

•An increase in selling, general, and administrative expenses primarily due to new hires, which reflects the impact of BBXRE’s newly formed logistics real estate division, and increased professional fees.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products, and iii) Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida.

Overview

IT’SUGAR – Emergence from Bankruptcy

BBX Sweet Holdings owns over 90% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. As a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.

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

Pursuant to the terms of the Plan, claims against IT’SUGAR were treated as follows:

•The $4.0 million debtor-in-possession (“DIP”) credit facility and a $6.0 million pre-petition line of credit held by a wholly-owned subsidiary of BBXRE were repaid in full through the Exit Facility (as defined and described below);

•A secured equipment note held by BBXRE’s wholly-owned subsidiary was assumed, ratified, and reinstated on the Effective Date;

•Each holder of an allowed construction / mechanic’s lien claim received payment in full in cash on the Effective Date or, in some cases, promptly after the Effective Date;

•Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, as promptly as was practicable after the Effective Date; and

•Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR with its cash on-hand and net proceeds from the Exit Facility.

On the Effective Date, IT’SUGAR entered into a secured exit credit facility with a wholly-owned subsidiary of BBXRE (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million, and BBXRE’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility).

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

As a result of the reconsolidation of IT’SUGAR, BBX Sweet Holdings recognized a gain on consolidation of $15.9 million during the year ended December 31, 2021, which reflects the remeasurement of the carrying value of BBX Sweet Holdings’ equity interests in IT’SUGAR at fair value as of the Effective Date.

As a result of the deconsolidation and subsequent reconsolidation of IT’SUGAR, IT’SUGAR’s operating results during the period from September 22, 2020 through the Effective Date are not included in BBX Sweet Holdings’ consolidated results of operations; however, the section below includes discussion related to IT’SUGAR’s results of operations during the course of the Chapter 11 Cases.

IT'SUGAR – Business Update

As of December 31, 2021, IT’SUGAR was operating approximately 100 retail locations across the United States, including 14 “temporary” retail locations.

The following summarizes activity within IT’SUGAR’s portfolio of retail locations subsequent to the filing of the Bankruptcy Cases:

•During the course of the Chapter 11 Cases, IT’SUGAR permanently closed 17 retail locations, opened 10 “temporary” retail locations in select U.S. locations, and executed lease amendments with respect to 78 of its retail locations.

•In August 2021, IT’SUGAR opened its first Oreo Café in the third floor of its “candy department store” at American Dream in New Jersey.

•In November 2021, IT’SUGAR opened an 18,000 square foot retail location at the Ala Moana Center in Honolulu, Hawaii, which is the second “candy department store” in IT’SUGAR’s portfolio.

•In addition to the above, as of December 31, 2021, IT’SUGAR has also executed agreements for an expansion of an existing retail location, a relocation of a store at an existing location, and various new “temporary” retail locations, Further, as of December 31, 2021, IT’SUGAR had closed one existing retail location and two “temporary” retail locations.

With respect to IT’SUGAR’s “temporary” retail locations that were opened during the Bankruptcy Cases, these locations required initial capital investments that were generally significantly lower than the investments required for IT’SUGAR’s traditional retail locations. In particular, these locations were generally repurposed retail spaces that were recently vacated by prior tenants, and in many cases, IT’SUGAR utilized existing fixtures from certain of its closed locations. These temporary locations are being leased pursuant to lease agreements which have terms ranging from 13-36 months and generally provide for the payment of rent based on a percentage of sales generated at the applicable location. Although IT’SUGAR has been seeking to extend the term of the lease agreements for certain of these locations, certain of the landlords have indicated that they do not intend to extend the term of the lease agreements for such locations. However, IT’SUGAR is continuing to evaluate additional locations in which to potentially open similar temporary retail locations under the same general terms as the existing temporary retail locations. In addition, IT’SUGAR is expanding on the temporary retail location concept to include “large format” locations which require higher initial capital investments but are currently expected by IT’SUGAR to generate higher sales. In certain cases, the leases for these locations will include fixed rental obligations as opposed to lease payments based on a percentage of sales at the applicable location. As certain of these temporary locations are in high-traffic locations in which IT’SUGAR desires to expand, IT’SUGAR believes that these temporary locations will allow IT’SUGAR to better evaluate whether it should incur capital expenditures and assume lease obligations related to longer-term retail locations in these locales.

As noted above, during the course of the Chapter 11 Cases, IT’SUGAR executed lease amendments with respect to 78 of its 96 retail locations. Although the specific terms of the executed lease amendments vary, the amended leases generally provide for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provide for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the Chapter 11 Cases. Following such periods of time, the amended leases generally require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. For certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days.

Following its emergence from the Bankruptcy Cases, IT’SUGAR has been focused on i) expanding on the recent success of its “candy department store” concept as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii) in select high-traffic resort and entertainment locations across the United States, ii) evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates of retail space in certain markets as a result of the impact of the COVID-19 pandemic, and iii) improving the remaining maturity of its store portfolio by extending the lease terms of its existing successful retail locations, as well as expanding the size of certain retail locations.

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

	Fourth Quarter 2020 Compared to Fourth Quarter 2019	First Quarter 2021 Compared to First Quarter 2019 (2)	Second Quarter 2021 Compared to Second Quarter 2019 (2)	Third Quarter 2021 Compared to Third Quarter 2019 (2)	Fourth Quarter 2021 Compared to Fourth Quarter 2019 (2)
Comparable Store Sales (1)	-32%	-10%	8%	2%	12%
Total Revenues	-23%	11%	24%	15%	27%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.

(2)Because the results for the comparable 2020 periods were impacted by the closure of IT’SUGAR’s locations in March 2020 due to the COVID-19 pandemic, the Company does not believe that IT’SUGAR’s results for the comparable 2020 periods would provide a meaningful comparison in relation to its operating results for the 2021 periods

The improvement in total revenues as compared to the improvement in comparable store sales reflects, among other things, the opening of its “candy department store” at American Dream in New Jersey in December 2019, sales at its “temporary” retail locations, and an increase in e-commerce sales, partially offset by the impact of closed retail locations. However, IT’SUGAR does not currently expect a significant portion of these e-commerce sales to continue in future periods.

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

While the Company believes that the bankruptcy process has improved IT’SUGAR’s financial condition as a result of the relief it obtained in relation to its pre-petition liabilities and amendments to its lease agreements that lowered its ongoing occupancy costs, the Company continues to be subject to risks and uncertainties related to IT’SUGAR that have had and could continue to have a material adverse effect on the Company and IT’SUGAR’s business, results of operations, and financial condition. These risks and uncertainties include, without limitation, the success of the restructuring; the continuing adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, results, and financial condition; risks associated with the current economic environment with respect to demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions which have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provide for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, IT’SUGAR continues to bear the costs of staffing and procuring inventory and the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs are expected to increase as fixed rental payments under these leases resume and IT’SUGAR’s overall exposure to risks related to fixed rental obligations will increase and revert to pre-bankruptcy levels in relation to such locations; and the risk that landlords may exercise their right to terminate certain leases where rent was reduced.

Las Olas Confections and Snacks and Hoffman’s Chocolates

Las Olas Confections and Snacks’ operations continued throughout the COVID-19 pandemic, and its sales during the year ended December 31, 2021 increased by approximately 34.05% and 42.65%, respectively, as compared to its sales during the same 2020 and 2019 periods. However, it is currently experiencing the impact of global supply chain disruptions, including increased costs for raw materials and supply chain delays, as well as increased labor costs in its manufacturing facilities. In an effort to mitigate the impact of these factors, Las Olas Confections and Snacks has increased the price of its products, with certain price increases implemented in the third quarter of 2021 and others scheduled to occur in 2022.

During the year ended December 31, 2021, all of Hoffman’s Chocolates’ locations were open, and its revenues were $5.0 million, as compared to $4.7 million and $7.9 million, respectively, of revenues during the comparable 2020 and 2019 periods. Although its sales have shown signs of improvement since 2020, Hoffman’s Chocolates’ operations continue to be impacted by the effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior. In 2022, Hoffman’s Chocolates closed one of its retail locations.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2021 vs	2020 vs
	2021		2020	2019	2020	2019
Trade sales		$84,215	49,155	105,406	35,060	(56,251)
Cost of trade sales		(52,497)	(41,482)	(67,703)	(11,015)	26,221
Gross margin		31,718	7,673	37,703	24,045	(30,030)
Interest income		36	29	56	7	(27)
Other revenue		—	281	324	(281)	(43)
Interest expense		(429)	(193)	(196)	(236)	3
Impairment losses		(38)	(25,303)	(142)	25,265	(25,161)
Selling, general and administrative expenses		(31,524)	(26,855)	(43,203)	(4,669)	16,348
Total operating losses		(237)	(44,368)	(5,458)	44,131	(38,910)
Other income		131	221	336	(90)	(115)
Loss on the deconsolidation of IT'SUGAR, LLC		—	(3,326)	—	3,326	(3,326)
Gain on the consolidation of IT'SUGAR, LLC		15,890	—	—	15,890	—
Income (loss) from continuing operations before income taxes		$15,784	(47,473)	(5,122)	63,257	(42,351)
Gross margin percentage	%	37.66	15.61	35.77	22.05	(20.16)
SG&A as a percent of trade sales	%	37.43	54.63	40.99	(17.20)	13.64

BBX Sweet Holdings income from continuing operations before income taxes for the year ended December 31, 2021 compared to the same 2020 period increased by $63.3 million primarily due to the following:

•The recognition of $25.3 million of impairment losses in the 2020 period due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units, including IT’SUGAR, as a result of the impact of the COVID-19 pandemic on market conditions;

•The recognition of i) a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements in the 2021 period as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR and ii) a $3.3 million loss on the deconsolidation of IT’SUGAR during the 2020 period as a result of IT’SUGAR filing the Bankruptcy Cases in September 2020; and

•An increase in trade sales and gross margin in 2021 as a result of the impact of the COVID-19 pandemic on BBX Sweet Holdings’ operations in 2020, including $62.2 million of trade sales from IT’SUGAR during the year ended December 31, 2021 as compared to $31.8 million during the year ended December 31, 2020; partially offset by

•A net increase in operating expenses associated with IT’SUGAR due to increased staffing to support sales volume and higher expenses related to new locations, including the candy department store at Ala Moana Center and new temporary locations.

Information regarding the results of operations for IT’SUGAR that were included in the Company’s consolidated financial statements is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2021 vs	2020 vs
	2021		2020	2019	2020	2019
Trade sales		$62,161	31,794	85,275	30,367	(53,481)
Cost of trade sales		(34,423)	(26,923)	(50,748)	(7,500)	23,825
Gross margin		27,738	4,871	34,527	22,867	(29,656)
Interest income		—	8	10	(8)	(2)
Interest expense		(314)	(109)	(114)	(205)	5
Impairment losses		(38)	(24,948)	(142)	24,910	(24,806)
Selling, general and administrative expenses		(24,915)	(21,121)	(36,521)	(3,794)	15,400
Total operating income (losses)		2,471	(41,299)	(2,240)	43,770	(39,059)
Other income		45	117	276	(72)	(159)
Income (loss) before income taxes		$2,516	(41,182)	(1,964)	43,698	(39,218)
Gross margin percentage	%	44.62	15.32	40.49	29.30	(25.17)
SG&A as a percent of trade sales	%	40.08	66.43	42.83	(26.35)	23.60

IT’SUGAR’s activity for the year ended December 31, 2021 is for the period from June 17, 2021, the date that the Company reconsolidated IT’SUGAR, to December 31, 2021. IT’SUGAR’s activity for the year ended December 31, 2020 is for the period beginning on January 1, 2020 through September 22, 2020, the date that the Company deconsolidated IT’SUGAR.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada which Renin believes were complementary to and expanded its existing customer base.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Overview

During the year ended December 31, 2021, Renin’s sales increased compared to the 2020 and 2019 periods primarily as a result of the acquisition of Colonial Elegance and price increases to customers, as further discussed below. Its retail channel comprised approximately 77% of its gross sales for the year ended December 31, 2021 as compared to approximately 67% and 63%, respectively, for the years December 31, 2020 and 2019, which reflects, among other things, the expansion of Renin’s retail customers to include Menards, Lowe’s Canada, and Home Depot Canada as a result of the acquisition of Colonial Elegance.

However, Renin has experienced a significant increase in costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted its product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. Further, as described below, these factors have negatively impacted Renin’s ability to maintain compliance with the covenants contained in its credit facility with TD Bank. In an effort to mitigate the impact of certain of these factors, Renin has sought to: (i) negotiate price increases with its customers, (ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from unaffiliated foreign suppliers to its own manufacturing facilities.

Although the steps Renin is seeking to take are intended to mitigate the risks it faces, Renin’s product costs and gross margin have been and are expected to continue to be adversely impacted in 2022. While Renin has obtained price increases for many of its products, including in many cases multiple price increases during 2021, the timing of the implementation of these price increases with its major customers has generally lagged behind the timing of the increase in its costs, which has resulted in significantly lower gross margins during the periods in which Renin has continued to fulfill orders prior to the implementation of price increases. In particular, Renin negotiated several price increases that were implemented between August and October 2021; but, in certain cases, the negotiated price increases do not fully offset the increase in Renin’s costs. As a result, Renin’s gross margins were negatively impacted and, with respect to sales to certain customers, will continue to be negatively impacted unless Renin can negotiate additional price increases in the future, global supply chains stabilize, and/or Renin is able to identify and implement alternative sources to manufacture its products.

Further, Renin’s efforts to mitigate its increase in costs have had and may have other negative impacts on Renin. In particular, the combination of maintaining higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers have negatively impacted its liquidity and required it to obtain a temporary increase in the availability under its credit facility with TD Bank in July 2021, as further described below. In addition, although the increase in product and shipping costs is impacting the entire industry in which Renin operates, generally resulting in an overall increase in prices to customers, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to risks associated with geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

In April 2021, Renin was notified by one of its major customers that the customer will no longer be purchasing certain products from Renin commencing in late 2021. At the time that Renin was notified by the customer, these products were previously estimated to comprise approximately 7% of Renin’s estimated net sales for 2021. Although the customer was also evaluating alternative sources for certain other products that, at the time, were previously estimated to comprise approximately 6% of Renin’s estimated net sales for fiscal 2021, Renin has been notified by the customer that it will continue to purchase such products from Renin. Although Renin was able to maintain its existing pricing for these products, Renin expects that the gross margin for these products will be negatively impacted by the overall increase in product costs that it is experiencing. Renin expects that these events will negatively impact its sales, gross margin, and profitability and is evaluating possible cost saving initiatives to offset the impact of these events.

Further, although Renin’s manufacturing and distribution facilities remained open throughout the pandemic, increases in COVID-19 cases may result in closures in its facilities, including its facilities located in Canada, and worker shortages may also result in the closure of facilities or such facilities operating below capacity. Additionally, while consumer demand for Renin’s products generally remained strong throughout the COVID-19 pandemic and into the first half of 2021, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopen, particularly in the United States. In addition, Renin would be negatively impacted by an increase in interest rates, as its borrowings bear interest at variable rates.

Acquisition of Colonial Elegance

In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada which Renin believes were complementary to and expanded its existing customer base. The base purchase price for the acquisition of Colonial Elegance was $38.8 million. In addition to the base purchase price, Renin acquired excess working capital held by Colonial Elegance above an agreed upon target working capital amount of $9.9 million for $4.3 million, which resulted in total purchase consideration of $43.1 million. BBX Capital made a $5.0 million capital contribution to Renin to partially fund the acquisition of Colonial Elegance, while the remainder of the acquisition was funded by Renin using borrowings under its amended and restated credit facility with TD Bank, as described below.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance, Renin amended and restated its credit facility with TD Bank to include a $30.0 million term loan, increase the availability under its existing revolving operating loan with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. Renin utilized $30.0 million of proceeds under the term loan and approximately $8.0 million of proceeds under the revolving operating loan in connection with the acquisition of Colonial Elegance.

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

Although Renin was in compliance with the financial covenants under the TD Bank credit facility as of December 31, 2021, Renin is not currently in compliance with certain financial covenants under the facility that are calculated as of January and February 2022. Renin is in discussions with TD Bank to address this issue, whether through a waiver of such covenants or a modification to the facility. Even if Renin is able to obtain relief in relation to its financial covenants under its credit facility with TD Bank, if the factors described above, including inflationary and cost pressures, labor shortages, and supply chain disruptions, continue to have a material negative impact on Renin’s operating results and financial condition, Renin may again fall out of compliance with the terms of its outstanding credit facility with TD Bank. If Renin is unable to obtain such a waiver or modify the facility, Renin may lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

See Note 3 to the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to Renin’s acquisition of Colonial Elegance and Note 11 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information with respect to Renin’s amended and restated credit facility with TD Bank.

Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believed that the supplier was liable to Renin for damages related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and notified the supplier that it is exercising a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million in order to recover its damages. The supplier disputed that it was liable for the additional shipping costs.

Since there was no assurance regarding the ultimate resolution of the matter, Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statement of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use. In December 2021, Renin and the foreign supplier settled the dispute and outstanding amounts due to the supplier for $4.2 million to be paid by Renin to the supplier in two equal installments in December 2021 and June 2022. As Renin had accrued a $8.1 million liability for amounts due to the supplier during the year ended December 31, 2020, Renin reduced its cost of trade sales by $2.9 million for the year ended December 31, 2021 and reduced the unamortized balance of its display contract asset by $1.0 million as of December 31, 2021. BBX Capital made a $2.0 million capital contribution to Renin to fund the December 2021 settlement payment to the foreign supplier.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

					Change	Change
	For the Years Ended December 31,				2021 vs	2020 vs
	2021		2020	2019	2020	2019
Trade sales		$146,255	93,036	67,537	53,219	25,499
Cost of trade sales		(130,366)	(83,563)	(54,243)	(46,803)	(29,320)
Gross margin		15,889	9,473	13,294	6,416	(3,821)
Interest expense		(1,830)	(615)	(498)	(1,215)	(117)
Selling, general and administrative expenses		(15,857)	(11,735)	(11,066)	(4,122)	(669)
Total operating (loss) income		(1,798)	(2,877)	1,730	1,079	(4,607)
Other (expense) income		—	(3)	153	3	(156)
Foreign exchange gain (loss)		812	(692)	(75)	1,504	(617)
(Loss) income before income taxes		(986)	(3,572)	1,808	2,586	(5,380)
Gross margin percentage	%	10.86	10.18	19.68	0.68	(9.50)
SG&A as a percent of trade sales	%	10.84	12.61	16.39	(1.77)	(3.78)

Renin’s loss before income taxes for the year ended December 31, 2021 was $1.0 million compared to a loss before income taxes of $3.6 million for the same 2020 period. The decrease in the loss of $2.6 million was primarily due to the following:

•An increase in Renin’s gross margin and gross margin percentage primarily due to i) an increase in Renin’s trade sales resulting primarily from the acquisition of Colonial Elegance in October 2020 and price increases to customers, ii) a $2.9 million benefit to cost of trade sales in 2021 associated with a recovery of previously incurred freight costs as a result of a settlement with a foreign supplier, and iii) $6.0 million of additional freight costs incurred in 2020 related to the expedited shipment of products to Renin from the aforementioned foreign supplier, partially offset by i) a significant increase in costs related to shipping and raw materials incurred during 2021 compared to the same 2020 period and ii) the recognition of a $2.9 million inventory reserve as of December 31, 2021 as a result of a strategic initiative to consolidate warehouse facilities, which resulted in a decision to discount various slow moving inventories to accelerate their sale; and

•An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar and an overall increase in assets and liabilities denominated in Canadian dollars as of December 31, 2021 as compared to December 31, 2020 as a result of the acquisition of Colonial Elegance; partially offset by

•An increase in selling, general, and administrative expenses primarily due to ongoing expenses associated with Colonial Elegance, including amortization expense related to acquired intangible assets; and

•An increase in interest expense associated with Renin’s use of its credit facility with TD Bank to fund a significant portion of the purchase price for the Colonial Elegance acquisition and to fund higher inventory balances.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the years ended December 31, 2021 and 2019, the Company recognized income from continuing operations before income taxes related to these other businesses of $1.4 million and $0.3 million, respectively, compared to a loss from continuing operations before income taxes of $2.9 million during the year ended December 31, 2020. The improvements in the results of operations for these businesses for the year ended December 31, 2021 compared to the 2020 period was primarily due to the impact of the COVID-19 pandemic on these business in 2020 and the recognition of $2.7 million of impairment losses in 2020 related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

•BBX Capital’s corporate general and administrative expenses;

•Interest income on the note receivable from Bluegreen Vacations;

•Interest income on interest-bearing cash accounts; and

•Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2021, 2020, and 2019 were $15.6 million, $16.0 million, and $21.0 million, respectively. During the year ended December 31, 2021 and the three months ended December 31, 2020, BBX Capital’s corporate general and administrative expenses consisted of the actual costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while BBX Capital’s corporate general and administrative expenses for the periods through September 30, 2020 consisted primarily of an allocation of the cost of services provided by Bluegreen Vacations to the Company for these support functions, most of which were transferred to BBX Capital in connection with the spin-off from Bluegreen Vacations.

(Provision) Benefit for Income Taxes from Continuing Operations

The provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes and an increase in the Canadian valuation allowance during the year ended December 31, 2021. The difference for the years ended December 31, 2020 and 2019 was due to the impact of nondeductible executive compensation and state income taxes, as well as the impact of a nondeductible goodwill impairment loss recognized during the year ended December 31, 2020.

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

The net loss before taxes from the Company’s MOD Pizza franchise operations for the year ended December 31, 2019 was $9.4 million, which included aggregate impairment losses of $6.7 million related to the transfer of the seven restaurant locations to MOD Pizza and the closure of the two restaurant locations.

Net Income Attributable to Noncontrolling Interests

Through September 22, 2020, the Company’s consolidated financial statements included the results of operations and financial position of IT’SUGAR, an over 90% owned subsidiary in which it held a controlling financial interest, and as a result, the Company previously recognized a noncontrolling interest in IT’SUGAR. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR. On June 17, 2021, the Company reconsolidated IT’SUGAR as a result of IT’SUGAR’s subsequent emergence from bankruptcy and again recognized the noncontrolling interest in IT’SUGAR. As IT’SUGAR is a partially-owned subsidiary, BBX Capital is required to attribute income or loss to the noncontrolling interest in IT’SUGAR during the periods in which IT’SUGAR is consolidated in the Company’s financial statements. As a result, during the year ended December 31, 2020, the Company attributed income or loss to the noncontrolling interest in IT’SUGAR through September 22, 2020, and during the year ended December 31, 2021, the Company attributed income or loss to the noncontrolling interest in IT’SUGAR commencing on June 17, 2021.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities	$37,828	(6,183)	22,669
Cash flows provided by (used in) investing activities	36,785	(52,399)	35,963
Cash flows (used in) provided by financing activities	(45,955)	127,682	(67,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,658	69,100	(8,795)
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287	30,082
Cash, cash equivalents and restricted cash at end of period	$119,045	90,387	21,287

Cash Flows from Operating Activities

The Company’s cash provided by operating activities increased by $44.0 million during the year ended December 31, 2021 compared to the same period in 2020 primarily due to higher sales of real estate inventory by BBXRE, higher operating distributions from unconsolidated real estate joint ventures, and lower operating losses at BBX Sweet Holdings, partially offset by cash used in Renin’s operating activities, including inventory purchases. The decrease in operating losses at BBX Sweet Holdings during the 2021 period compared to the 2020 period was primarily the result of operating losses incurred by IT’SUGAR during the 2020 period as a result of the impact of the COVID-19 pandemic on IT’SUGAR’s operations.

Cash Flows from Investing Activities

Cash provided by investing activities increased by $89.2 million during the year ended December 31, 2021 compared to the same period in 2020 primarily due to $42.1 million of cash paid for the acquisition of Colonial Elegance in the 2020 period, receipt of a $25.0 million partial prepayment of the note receivable from Bluegreen Vacations in the 2021 period, higher distributions from unconsolidated real estate joint ventures, and $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR.

Cash Flows from Financing Activities

Cash used in financing activities increased by $173.6 million during the year ended December 31, 2021 compared to the same period in 2020, which was primarily due to a $94.3 million net transfer of cash from Bluegreen Vacations during the 2020 period, the repurchase of $34.3 million of Class A and Class B Common Stock during the 2021 period, and higher net borrowings during the 2020 period primarily as a result of borrowings to fund the acquisition of Colonial Elegance.

Commitments

As of December 31, 2021, the Company’s material commitments included the required payments due on notes payable and other borrowings and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s noncancelable operating leases by period due date as of December 31, 2021 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$3,177	10,601	33,867	7,860	(622)	54,883
Noncancelable operating leases	17,847	35,226	28,806	38,779	—	120,658
Settlement of supplier dispute	2,025	—	—	—	—	2,025
Purchase an additional 40% interest in the Altman Companies (3)	—	9,400	—	—	—	9,400
Total contractual obligations	23,049	55,227	62,673	46,639	(622)	186,966
Interest Obligations (2)(4)
Notes payable and other borrowings	2,010	4,013	3,004	7,162	—	16,189
Total contractual interest	2,010	4,013	3,004	7,162	—	16,189
Total contractual obligations	$25,059	59,240	65,677	53,801	(622)	203,155

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Obligations under Renin’s credit facility with TD Bank are presented based on the scheduled principal payments and stated maturity date of October 2025 contemplated in the loan agreement. Renin is not currently in compliance with certain financial covenants under the facility that are calculated as of January and February 2022. If Renin is unable to obtain a waiver or modify the facility to address this issue, Renin may be required to repay all or a portion of its borrowings, which would have a material adverse effect on the Company’s liquidity, financial position, and results.

(3)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred by the Altman Companies at the time of purchase.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash, cash equivalents, and short-term investments of approximately $122.7 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic and current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been i) its available cash, cash equivalents, and short-term investments, ii) distributions from unconsolidated real estate joint ventures, iii) proceeds received from sales of real estate, and iv) contributions from Bluegreen Vacations. However, as a result of the spin-off of BBX Capital from Bluegreen Vacations, the Company no longer receives capital contributions from Bluegreen Vacations. As a result, the Company believes that its primary sources of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition to the above sources of liquidity, the Company expects to receive quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off. The original principal amount of the note was $75.0 million; however, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance, reducing the outstanding balance to $50.0 million as of December 31, 2021. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities. However, as discussed above, management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations, general economic conditions, and other relevant factors and may make a determination that it will not provide additional funding or capital to its subsidiaries.

BBX Capital

During the year ended December 31, 2021, BBX Capital repurchased 3,828,014 shares of its Class A Common Stock and 14,394 shares of its Class B Common Stock for an aggregate of $34.3 million. In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice.

BBX Capital Real Estate

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman will primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. BBXRE currently anticipates that it will invest approximately $8.0 million to $10.0 million in the Altman Companies and certain related joint ventures during the year ended December 31, 2022 for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects. Further, based on its current pipeline of new potential development projects and certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE currently estimates that it may invest in excess of $10.0 million in the managing member of joint ventures during the year ended December 31, 2022; however, the timing of the commencement of such projects and the pace of development may result in such estimated investments being made in 2023 or a later period, if at all. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more new projects originated by the Altman Companies. Furthermore, based on its current pipeline of new potential development projects, BBXRE currently expects that it will be required to contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies, during the year ended December 31, 2022.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, and Joel Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to investments in the Altman Companies and related joint ventures, BBXRE currently expects to invest $7.0 million to $8.0 million in its logistics real estate division for planned predevelopment expenditures and ongoing operating costs. In addition, if the division ultimately commences the development of warehouse and logistics facilities, BBXRE expects that it will seek to develop such projects through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. Accordingly, if such joint ventures are formed to invest in these projects, BBXRE expects that it will be reimbursed for previously incurred predevelopment expenditures by such ventures.

BBXRE has entered into purchase and sale agreements to acquire two land parcels for the purpose of developing logistics facilities for an aggregate purchase price of $30.6 million. These purchase and sale agreements are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable up to the end of the due diligence period. BBXRE expects that it will seek to develop these projects through joint ventures with third party investors and assign the agreements to the applicable joint ventures.

The operating agreements of certain of real estate joint ventures in which BBXRE is an investor contain customary buy-sell provisions which could result in either the sale of BBXRE’s interest or the use of available cash to acquire the partner’s interest, and the Company’s commitments and liquidity requirements described above do not include amounts that the Company could pay as a result of the initiation of these provisions.

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $10.0 million of capital expenditures during the year ended December 31, 2022 to fund construction costs associated with new retail locations and the expansion of existing retail locations, and BBX Capital currently expects that it will loan up to $8.0 million to IT’SUGAR to partially fund such capital expenditures.

Renin

During the year ended December 31, 2021, BBX Capital contributed $15.0 million to Renin to provide additional liquidity for working capital requirements as a result of the impact of global supply chain disruptions on Renin’s operations. Further, as a result of the resolution of a dispute between Renin and one of its suppliers, BBX Capital contributed $2.0 million to Renin in order to fund the first half installment payable by Renin to the supplier and expects to fund an additional $2.0 million to Renin in order to fund the final installment of the settlement. Further, BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments. However, as discussed above, BBX Capital’s management evaluates the operating results, financial condition, commitments and prospects of its subsidiaries on an ongoing basis and may determine that it will not provide additional funding or capital to its subsidiaries, including Renin.

Credit Facilities with Future Availability

As of December 31, 2021, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Commercial Bank (“TD Bank”) Credit Facility. Renin has a credit facility with TD Bank that includes a $30.0 million term loan (the “Term Loan”) and a revolving operating loan of up to $20.0 million (which amount was increased as described below) (the “Operating Loan”), both of which mature in October 2025. As of December 31, 2021, the outstanding amounts under the term loan and revolving credit facility were $27.8 million and $16.6 million, respectively, with effective interest rates of 3.49% and 4.26%, respectively.

As previously described, Renin’s credit facility was amended in July 2021 and November 2021. As a result of such amendments, the availability under the Operating Loan was increased from $20.0 million to $24.0 million through December 31, 2022. at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November 2021 amendment to the credit facility, i) extended the prior increase in the maximum total leverage ratio through December 31, 2022, ii) modified the calculation of the maximum total leverage ratio, and iii) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to BBX Capital will revert to the requirements under the facility prior to the amendments in 2021.

As a result of increased costs, higher inventory levels, and the increased time between purchases of inventory and receipt of payments from customers, Renin may be required to utilize substantially all of its availability under the Operating Loan in the near future. Further, the effects of the current economic environment, including increased costs and the potential loss of customers following price increases, could impact Renin’s ability to remain in compliance with the financial covenants under its credit facility. This in turn could limit the extent of availability, if any, under the Operating Loan in future periods, require Renin to provide additional collateral, and/or require Renin to repay all or a portion of the borrowings from TD Bank prior to scheduled maturity.

As of December 31, 2021, Renin had availability of approximately $7.4 million under the Operating Loan, subject to eligible collateral and the terms of the facility, as applicable. However, Renin’s failure to remain in compliance with the financial covenants under the credit facility would limit the extent of availability under the Operating Loan in future periods. Although Renin was in compliance with the financial covenants under the credit facility as of December 31, 2021, Renin is not currently in compliance with certain financial covenants under the facility that are calculated as of January and February 2022. Renin is in discussions with TD Bank to address this issue, whether through a waiver of such covenants or a modification to the facility. If Renin in unable to reach a satisfactory resolution with TD Bank, this would have a material adverse effect on the Company’s financial position and results of operations.

LOCS Credit Facility. In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2021, the outstanding amount under the credit facility was $2.0 million, and the effective interest rate was 3.75%.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are described in further detail in Item 8 – Note 14 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of December 31, 2021 and 2020, the Company’s investments in these joint ventures totaled $53.0 million and $58.1 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in further detail in Item 8 – Note 14 of this Annual Report on Form 10-K, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income (loss) for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of: the recognition of revenue; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets, and goodwill; the valuation of assets and liabilities assumed in the acquisition of a business; the amount of deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. The accounting policies and estimates that we have identified as critical accounting policies are: the recognition of revenue; evaluating goodwill for impairment; and evaluating long-lived assets and definite lived intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition - Variable Consideration on Trade Sales and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to builders. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, and incentives are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Evaluating Goodwill for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company’s goodwill as of December 31, 2021 was $18.4 million.

During the year ended December 31, 2020, the Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $20.3 million associated with IT’SUGAR and $2.1 million associated with certain of its other reporting units. On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized the remaining IT’SUGAR goodwill balance of approximately $14.9 million as of that date. During the year ended December 31, 2021, IT’SUGAR emerged from bankruptcy, and the Company reconsolidated IT’SUGAR. The Company accounted for the consolidation of IT’SUGAR upon under the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the consolidation date. As a result, the Company remeasured the carrying value of its equity interests in IT’SUGAR at fair value with the remeasurement adjustment recognized in the Company’s statement of operations, and recognized goodwill based on the difference between (i) the fair values of IT’SUGAR’s identifiable assets and liabilities at the consolidation date and (ii) the fair values of the Company’s interests in IT’SUGAR and the noncontrolling interests in IT’SUGAR. Control. The Company recognized $14.3 million of goodwill upon the consolidation of IT’SUGAR. Inherent in the Company’s determinations of fair value of IT’SUGAR’s assets and liabilities are certain judgments and estimates relating to future cash flows, including the Company’s assessment of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operating businesses.

Due to the uncertainties associated with such evaluations, changes in the assumptions could have a materially effect on such estimates, particularly in light of the ongoing disruptions and uncertainty in the U.S. and global economics and global supply chains. In particular, the Company’s estimated fair value of the Renin reporting unit included, among other things, various assumptions related to the impact of disruptions and uncertainty in the U.S. and global economies and global supply chains on Renin’s operations, and the estimate of the fair value of Renin under the discounted cash flow methodology assumed that the supply chain disruptions and material shortages that are currently having a negative impact on Renin’s gross margins will be resolved by the end of 2022. If the ongoing supply chain disruptions and material shortages are not resolved within the anticipated timeframes, the estimated fair value of the Renin reporting unit may continue to decline, and the Company may be required to record goodwill impairment charges in future periods. Similarly, with respect to IT’SUGAR, the Company estimates that i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future, ii) IT’SUGAR will ultimately be able implement its long-term strategy to reinvest in and grow its business, and iii) IT’SUGAR will be able to manage supply chain and cost pressures through price increases.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, and real estate held-for-investment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. The Company determined that its long-lived assets were not impaired as of December 31, 2021. The Company recognized impairment losses of $5.4 million during the year ended December 31, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets. The Company’s property and equipment, operating lease assets and definite-lived intangible asset balances were $30.6 million, $90.6 million and $32.0 million as of December 31, 2021, respectively.

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

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin. Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of December 31, 2021, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

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

As of December 31, 2021, the Company had fixed interest rate debt of approximately $11.1 million and floating interest rate debt of approximately $44.4 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to commodity pricing risk in connection with its businesses. Commodity price increases or decreases ultimately result in corresponding changes in raw material prices which could impact the costs of producing the products we sell to our customers and also impact construction costs for real estate assets and impact our financial condition and results of operations. We have not in the past entered into, and do not currently have any plans to enter into, commodity futures and options contracts to reduce our commodity pricing risk.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. In the event of tightened credit markets, there may be a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the COVID-19 pandemic, may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Furthermore, while increases in real estate construction and development costs may result in increases in rental rates and real estate sales prices, rental rates and sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand for housing and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 16, 2022

BBX Capital, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$118,045	90,037
Restricted cash	1,000	350
Trade accounts receivable, net	29,899	29,507
Trade inventory	41,895	31,846
Real estate ($7,679 in 2021 and $9,031 in 2020 held for sale)	22,868	55,800
Investments in and advances to unconsolidated real estate joint ventures	52,966	58,010
Investment in and advances to IT'SUGAR, LLC	—	22,976
Note receivable from Bluegreen Vacations Holding Corporation	50,000	75,000
Property and equipment, net	30,611	7,803
Goodwill	18,414	8,277
Intangible assets, net	31,982	22,420
Operating lease assets	90,639	13,488
Deferred tax asset, net	3,776	7,424
Contingent purchase price receivable	19,925	2,935
Other assets	21,335	21,783
Total assets	$533,355	447,656
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$12,980	14,472
Accrued expenses	33,136	30,852
Other liabilities	5,002	5,455
Operating lease liabilities	103,262	14,141
Notes payable and other borrowings	54,883	73,483
Total liabilities	209,263	138,403
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	1,144	—
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,803,842 in 2021 and 15,624,091 in 2020	118	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,671,437 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	310,588	310,588
Accumulated earnings (deficit)	9,226	(3,457)
Accumulated other comprehensive income	1,836	1,830
Total shareholders' equity	321,805	309,154
Noncontrolling interests	1,143	99
Total equity	322,948	309,253
Total liabilities and equity	$533,355	447,656

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Trade sales	$238,078	147,210	180,319
Sales of real estate inventory	65,479	20,363	5,049
Interest income	6,413	2,399	811
Net gains on sales of real estate assets	643	255	13,616
Other revenue	2,984	3,002	3,929
Total revenues	313,597	173,229	203,724
Costs and expenses:
Cost of trade sales	185,146	127,028	124,560
Cost of real estate inventory sold	29,690	13,171	2,643
Interest expense	1,439	237	433
Recoveries from loan losses, net	(7,774)	(8,876)	(5,428)
Impairment losses	38	30,772	189
Selling, general and administrative expenses	76,014	65,881	90,830
Total costs and expenses	284,553	228,213	213,227
Operating income (losses)	29,044	(54,984)	(9,503)
Equity in net earnings of unconsolidated real estate joint ventures	18,154	465	37,898
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—
Gain on the consolidation of IT'SUGAR, LLC	15,890	—	—
Other income	341	290	665
Foreign exchange gain (loss)	812	(692)	(75)
Income (loss) from continuing operations before income taxes	64,241	(58,247)	28,985
(Provision) benefit for income taxes	(17,175)	11,231	(8,334)
Income (loss) from continuing operations	47,066	(47,016)	20,651
Discontinued operations
Loss from operations	—	(91)	(9,434)
Benefit for income taxes	—	17	2,296
Loss from discontinued operations	—	(74)	(7,138)
Net income (loss)	47,066	(47,090)	13,513
Net (income) loss attributable to noncontrolling interests	(155)	4,803	224
Net income (loss) attributable to shareholders	$46,911	(42,287)	13,737

Net income (loss)	$47,066	(47,090)	13,513
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	3	35	51
Foreign currency translation adjustments	3	241	287
Other comprehensive income, net	6	276	338
Comprehensive income (loss), net of tax	47,072	(46,814)	13,851
Comprehensive (income) loss attributable to noncontrolling interests	(155)	4,803	224
Comprehensive income (loss) attributable to shareholders	$46,917	(42,011)	14,075
Basic and diluted earnings (loss) per share from continuing operations	$2.63	(2.19)	1.08
Basic and diluted loss per share from discontinued operations	—	—	(0.37)
Total basic and diluted earnings (loss) per share	$2.63	(2.19)	0.71
Weighted average number of common shares outstanding (1)	17,840	19,318	19,318

(1) For periods prior to the spin-off on September 30, 2020, the number of shares is based on the shares issued in connection with the spin-off. See Note 1 for further discussion.

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2021

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Bluegreen	Additional	Other
	Class		Class		Vacations	Paid-in	Comprehensive	Noncontrolling	Total
	A	B	A	B	Equity	Capital	Income	Interest	Equity
Balance at December 31, 2018	—	—	$—	—	235,415	—	1,216	899	237,530
Cumulative effect from the adoption of ASU 2016-02 net of income taxes and redeemable noncontrolling interest	—	—	—	—	(2,202)	—	—	—	(2,202)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,902)	—	—	—	(1,902)
Net income excluding $326 of loss attributable to redeemable noncontrolling interest	—	—	—	—	13,737	—	—	102	13,839
Other comprehensive income	—	—	—	—	—	—	338	—	338
Net transfers to Bluegreen Vacations	—	—	—	—	(65,367)	—	—	—	(65,367)
Balance at December 31, 2019	—	—	$—	—	179,681	—	1,554	1,001	182,236

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2021

(In thousands)

	Shares of
	Common Stock		Common					Accumulated
	Outstanding		Stock		Bluegreen	Additional		Other
	Class		Class		Vacations	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Equity	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2019	—	—	$—	—	179,681	—	—	1,554	1,001	182,236
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	(38,830)	—	(3,457)	—	(730)	(43,017)
Other comprehensive income	—	—	—	—	—	—	—	276	—	276
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(54)	(54)
Accretion of redeemable noncontrolling interest	—	—	—	—	(1,248)	—	—	—	—	(1,248)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	3,150	—	—	—	—	3,150
Acquisition of noncontrolling interest	—	—	—	—	—	118		—	(118)	—
Net transfers from Bluegreen Vacations	—	—	—	—	167,910	—	—	—	—	167,910
Issuance of common stock	15,624	3,694	156	37	(193)	—	—	—	—	—
Transfer to additional paid in capital	—	—	—	—	(310,470)	310,470	—	—	—	—
Balance at December 31, 2020	15,624	3,694	$156	37	—	310,588	(3,457)	1,830	99	309,253

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2021

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional	Accumulated	Other
	Class		Class		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income excluding $141 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	46,911	—	14	46,925
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,030	1,030
Other comprehensive income	—	—	—	—	—	—	6	—	6
Conversion of common stock from Class B to Class A	8	(8)	—	—	—	—	—	—	—
Purchase and retirement of common stock from tender offer	(1,403)	—	(14)	—	—	(11,417)	—	—	(11,431)
Purchase and retirement of common stock	(2,425)	(15)	(24)	—	—	(22,811)	—	—	(22,835)
Balance at December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$47,066	(47,090)	13,513
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Recoveries from loan losses, net	(7,774)	(8,876)	(5,428)
Depreciation, amortization and accretion	7,329	6,532	8,008
Net gains on sales of real estate and property and equipment	(696)	(255)	(13,305)
Equity earnings of unconsolidated real estate joint ventures	(18,154)	(465)	(37,898)
Return on investment in unconsolidated real estate joint ventures	20,573	4,910	39,043
Loss on the deconsolidation of IT'SUGAR, LLC	—	3,326	—
Gain on the consolidation of IT'SUGAR, LLC	(15,890)	—	—
Decrease (increase) in deferred income tax asset, net	3,648	(4,737)	2,343
Impairment losses	38	31,620	6,938
Decrease (increase) in trade receivable	192	(7,975)	5,190
Increase in trade inventory	(9,838)	(3,957)	(3,122)
Provision for excess and obsolete inventory	2,340	712	389
Decrease (increase) in real estate inventory	25,879	3,482	(7,445)
Net change in operating lease asset and operating lease liability	1,944	(621)	515
(Increase) decrease in contract assets	(16,990)	(1,658)	1,219
Decrease (increase) in other assets	4,701	(5,144)	5,598
Decrease in accounts payable	(51)	(1,253)	(596)
Net change in due/from to Bluegreen Vacations	—	(1,362)	3,284
(Decrease) increase in accrued expenses	(6,161)	27,668	927
(Decrease) increase in other liabilities	(328)	(1,040)	3,496
Net cash provided by (used in) operating activities	37,828	(6,183)	22,669
Investing activities:
Return of investment in unconsolidated real estate joint ventures	19,243	7,567	31,442
Investments in unconsolidated real estate joint ventures	(16,618)	(14,276)	(25,179)
Loan funding to IT'SUGAR, LLC, net	222	(3,947)	—
Proceeds from repayment of loans receivable	8,844	9,296	6,339
Proceeds from repayment of Bluegreen Vacations note receivable	25,000	—	—
Proceeds from sales of real estate held-for-sale	2,439	2,608	23,512
Proceeds from sales of property and equipment	—	—	11,762
Additions to real estate held-for-sale and held-for-investment	(565)	(91)	(600)
Purchases of property and equipment	(8,526)	(5,345)	(11,091)
Cash acquired in the consolidation of IT'SUGAR, LLC	6,909	—	—
Cash paid for acquisition, net of cash received	—	(42,133)	—
Decrease in cash from other investing activities	(163)	(6,078)	(222)
Net cash provided by (used in) investing activities	36,785	(52,399)	35,963
		(Continued)

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Financing activities:
Repayments of notes payable and other borrowings	(22,096)	(16,459)	(3,947)
Proceeds from notes payable and other borrowings	9,359	50,136	1,983
Purchase and retirement of Class A and Class B Common Stock	(22,835)	—	—
Purchase and retirement of Class A Common Stock from tender offer	(11,431)	—	—
Payments for debt issuance costs	—	(216)	(96)
Contributions from noncontrolling interests	1,048	—	—
Distribution to noncontrolling interest	—	(54)	—
Net transfers from (to) Bluegreen Vacations	—	94,275	(65,367)
Net cash (used in) provided by financing activities	(45,955)	127,682	(67,427)
Increase (decrease) in cash, cash equivalents and restricted cash	28,658	69,100	(8,795)
Cash, cash equivalents and restricted cash at beginning of period	90,387	21,287	30,082
Cash, cash equivalents and restricted cash at end of period	$119,045	90,387	21,287

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,503	—	721
Income taxes paid	10,628	330	1,227
Supplementary disclosure of non-cash investing and financing activities:
Bluegreen Vacations Holding Corporation note receivable	—	75,000	—
Construction funds receivable transferred to real estate	861	—	18,318
Loans receivable transferred to real estate	—	—	333
Increase in other assets upon issuance of Community Development District Bonds	—	827	8,110
Assumption of Community Development District Bonds by homebuilders	6,684	4,170	1,035
Operating lease assets recognized upon adoption of ASC 842	—	—	86,431
Operating lease liabilities recognized upon adoption of ASC 842	—	—	95,296
Operating lease assets obtained in exchange for new operating lease liabilities	32,867	4,721	22,942
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	118,045	90,037	20,723
Restricted cash	1,000	350	529
Cash discontinued operations	—	—	35
Total cash, cash equivalents and restricted cash	$119,045	90,387	21,287

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

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”), which was formerly known as BBX Capital Corporation. Prior to September 30, 2020, Bluegreen Vacations was a Florida-based diversified holding company whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed the spin-off of the Company, which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ former businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock held on September 22, 2020, the record date for the distribution, and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock held on the record date. Accordingly, as of the close of business on September 30, 2020, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company following the spin-off.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc., and Bluegreen Vacations changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million as of December 31, 2021.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings also owns over 90% of the equity interests in IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. However, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and the Company deconsolidated IT’SUGAR as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. See Note 23 for further discussion.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and three manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included various big box retailers in the United States and Canada which were complementary to and expanded Renin’s existing customer base.

During the year ended December 31, 2021, Renin’s total revenues included $123.5 million of trade sales to three major customers and their affiliates and $50.6 million of revenues generated outside the United States. Revenues from one customer of Renin represented $50.3 million, $34.2 million, and $20.2 million, of the Company’s total revenues for the year ended December 31, 2021, 2020 and 2019, respectively, which represented 16.0%, 19.7% and nearly 10% of the Company’s total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue from a second customer of Renin represented $42.8 million and $29.4 million of the Company’s revenues for the years ended December 31, 2021 and 2020, respectively, which represented 13.6% and 17.0% of the Company’s revenues during the years ended December 31, 2021 and 2020, respectively. Revenue from a third customer of Renin represented $30.4 million of the Company’s total revenues for the year ended December 31, 2021, which represented 9.7% of the Company's total revenues for the year ended December 31, 2021. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $11.5 million as of December 31, 2021.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, and prior to 2020, operated pizza restaurant locations as a franchisee of MOD Super Fast Pizza (“MOD Pizza”). As further described in Note 22, the Company’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s consolidated financial statements.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, (i) government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, (ii) government guidance and restrictions with respect to travel, public accommodations, social gatherings, and related matters, (iii) the general public’s reaction to the pandemic including impacts on consumer demand, (iv) disruptions in global supply chains, and (v) increased economic uncertainty. The disruptions arising from the pandemic and the reaction of the general public have had a significant adverse impact on the Company's financial condition and operations, particularly with respect to BBX Sweet Holdings, as the effects of the pandemic required IT’SUGAR to temporarily close all of its retail locations in 2020 and ultimately resulted in IT’SUGAR and its subsidiaries filing petitions for Chapter 11 bankruptcy in September 2020. In addition, the Company’s workforce has been significantly impacted by the pandemic as a result of, among other things, the implementation of temporary and permanent reductions in employee head count in order to manage expenses and various health and safety protocols necessary for the Company to maintain operations. Further, the Company has experienced significant increases in commodity, freight, inventory, and labor costs, extended lead-times for the purchase of inventory, and delays in inventory shipments, and these factors are impacting the Company’s operations, including requiring the Company to maintain higher inventory balances, and may have a material impact on its operations in future periods. In addition, the duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Vaccination policies also vary across different jurisdictions where the Company operates, and federal, state, and local government officials may in the future issue new or revised orders that are different than the ones under which the Company is currently operating. The Company adopted policies which require vaccination or ongoing testing for employees in its corporate offices; however, the Company has yet to adopt such policies across all of its locations, and the implementation of such policies could result in additional operational challenges for the Company in light of ongoing labor shortages and the increased cost of labor.

The duration and severity of the pandemic and related disruptions, as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. Although the impact of the COVID-19 pandemic on the Company’s principal holdings and management’s efforts to mitigate the effects of the pandemic has varied, BBX Capital and its subsidiaries sought to take steps to manage expenses through cost saving initiatives and steps intended to increase liquidity and strengthen the Company’s financial position, including delaying planned capital expenditures. As of December 31, 2021, the Company’s consolidated cash balances were $118.0 million.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, as well as certain subsidiaries in which ownership was transferred from Bluegreen Vacations in connection with the spin-off transaction described above. However, for the periods prior to the spin-off on September 30, 2020, the accompanying consolidated financial statements reflect the combined financial statements of these entities, have been derived from the accounting records of Bluegreen Vacations and these companies, and should be read with the accompanying notes thereto. Further, the consolidated financial statements for the periods prior to the spin-off on September 30, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

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

Use of Estimates – The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue; the allowance for expected credit losses; the recovery of the carrying value of real estate; the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, and real estate; the amount of the deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Due to the impact and potential future impact of disruptions and uncertainty in the U.S. and global economies resulting from, among other things, the COVID-19 pandemic, disruptions in global supply chains, and recent events with Russia and Ukraine, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the ongoing disruptions in the U.S. and global economies, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time, and such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2021. Contingent purchase price receivables were reclassified out of other assets to a separate line item in the statement of financial condition as of December 31, 2020. The reclassifications had no impact on the Company’s statements of operations and comprehensive income or statements of cash flows.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits and money market instruments that typically have original maturities at the date of purchase of three months or less. Restricted cash consists primarily of cash held at financial institutions associated with our insurance subsidiary or with real estate projects. Cash and cash equivalents are maintained at various financial institutions located throughout the United States and Canada in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Revenue Recognition

Trade sales – Revenue is recognized on trade sales as follows:

•Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped or the customers accept delivery. Wholesale trade sales typically have payment terms between 30 and 60 days. Certain customer trade sale contracts have provisions for right of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method to calculate the estimated reduction in the trade sales revenue. The inputs used in the expected value method include historical experience with the customer, sales forecasts, and outstanding purchase orders.

•Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.

•Sales and other taxes imposed by governmental authorities that are collected by the Company from customers are excluded from revenue or the transaction price.

•Shipping and handling activities that occur after the control of goods is transferred to a customer are accounted for as fulfillment activities instead of a separate performance obligation.

•Revenue is not adjusted for the effects of a significant financing component if the Company expects, at the contract inception, that the performance obligation will be satisfied within one year or less.

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

Interest income – Interest income from loans receivable originated by the Company and the note receivable from Bluegreen Vacations is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Other than the note receivable from Bluegreen Vacations, the Company’s loans receivable are included in other assets in the Company’s consolidated statements of financial condition.

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

Trade Inventory – Trade inventory is measured at the lower of cost or net realizable value. Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment, and shipping costs. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials. Finished goods and work in progress are stated at the lower of cost or net realizable value determined on a first-in, first-out or average cost basis. Shipping and handling fees billed to customers are recorded as trade sales, and shipping and handling fees paid by the Company are recorded as cost of trade sales.

In valuing inventory, the Company makes assumptions regarding write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration, and write-downs are recorded where appropriate. Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the write-down. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting potentially obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are written down in an amount equal to 100% of the FIFO cost of such inventory. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.

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

Property and Equipment, net – Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 to 5 years for computer equipment and software, 5 years for furniture and fixtures, and 7 to 10 years for manufacturing equipment. The cost of leasehold improvements is depreciated using the straight-line method over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for new property, leasehold improvements, and equipment, as well as major renewals and betterments, are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposal of property and equipment are reflected in current operations.

Goodwill – The Company recognizes goodwill upon the acquisition of a business when the fair values of the consideration transferred and any noncontrolling interests in the acquiree are in excess of the fair value of the acquiree’s identifiable net assets. The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. Each period and for each reporting unit the Company can elect to first assess qualitatively whether it is necessary to perform goodwill impairment testing. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of any reporting unit containing goodwill is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, the Company will perform the quantitative goodwill impairment test.

The Company evaluates various factors affecting a reporting unit in its qualitative assessment, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If the Company concludes from its qualitative assessment that goodwill impairment testing is required or if the Company bypasses the qualitative test, the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company records an impairment loss for the excess amount, although the impairment loss is limited to the amount of goodwill allocated to the reporting unit.

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

Income Taxes – Subsequent to September 30, 2020, BBX Capital and its subsidiaries in which it owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than Florida, BBX Capital and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which BBX Capital owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return. Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations, and its activities were included in Bluegreen Vacations’ tax return filings. While it was a wholly owned subsidiary of Bluegreen Vacations, the Company accounted for income taxes on a separate return basis.

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

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2021.

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

Advertising – The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income, were $1.4 million, $1.1 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have been adopted as of January 1, 2021:

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted as of December 31, 2021:

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has a LIBOR indexed credit facility which has a balance of $44.4 million and matures after 2021. Although companies can apply this standard immediately, the guidance will only be available for a limited time, generally through December 31, 2022. The Company is currently evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements and the related impact that this standard may have on its consolidated financial statements.

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

The base purchase price for the acquisition was $38.8 million. In addition to the base purchase price, Renin acquired excess working capital for $4.3 million, which resulted in total purchase consideration of $43.1 million. Renin paid substantially all of the purchase consideration in cash at closing, which was funded by Renin with proceeds from its amended and restated credit facility with TD Bank and a $5.0 million capital contribution from BBX Capital.

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

The following table summarizes fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$557
Trade accounts receivable	10,244
Trade inventory	12,133
Property and equipment	1,007
Identifiable intangible assets (1)	21,795
Operating lease asset (2)	3,919
Other assets	650
Total assets acquired	50,305
Accounts payable	(5,619)
Other liabilities	(3,524)
Operating lease liability	(2,213)
Total liabilities assumed	(11,356)
Fair value of identifiable net assets	38,949
Goodwill	4,140
Purchase consideration	43,089
Less: cash acquired	(557)
Less: consideration payable	(194)
Cash paid for acquisition less cash acquired	$42,338

Acquisition-related costs included in selling, general and administrative expenses	$441

(1)Identifiable intangible assets were comprised of $2.9 million, $18.7 million and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

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

The following summarizes the Company’s methodologies for estimating the fair value of certain assets and liabilities associated with Colonial Elegance:

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

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2020 and 2019 as if the acquisition was completed on January 1, 2019 (in thousands):

	Unaudited Pro Forma		Actual
	For the Years Ended December 31,		For the Years Ended December 31,
	2020	2019	2020	2019
Trade sales	$188,146	226,033	147,210	180,319
(Loss) income from continuing operations before income taxes	$(55,619)	29,333	(57,947)	28,985
(Loss) income from continuing operations	$(45,035)	21,000	(46,703)	20,651
Net (loss) income attributable to shareholders	$(40,306)	14,086	(41,974)	13,737

The unaudited pro forma financial data for the years ended December 31, 2020 and 2019 includes estimated interest expense of $1.5 million and $2.3 million, respectively, associated with borrowings used to fund the acquisition of Colonial Elegance.

The pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the acquisition date was January 1, 2019, nor does it purport to predict the Company’s results of operations for future periods.

4. Trade Receivables, net

The Company’s trade receivables consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Trade receivables	$30,124	29,860
Allowance for expected credit losses	(225)	(353)
Total trade receivables	$29,899	29,507

5. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$7,485	6,191
Paper goods and packaging materials	1,416	1,322
Finished goods	32,994	24,333
Total trade inventory	$41,895	31,846

Renin reviews its slow-moving and obsolete inventory for potential write-downs on a quarterly basis. During the fourth quarter of 2021, Renin commenced a strategic initiative to exit and consolidate certain warehouse facilities, and as a result of this initiative, Renin determined that it would discount various slow moving inventories to accelerate the sale of such inventories. As a result of this determination, Renin recognized a $2.4 million write-down on certain slow moving inventories, which is included in cost of trade sales for the year ended December 31, 2021, in order to reflect such inventories at their estimated realizable value based upon the expected discounts necessary to sell the inventories within the desired timeframes.

6. Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Real estate held-for-sale	$7,679	9,031
Real estate held-for-investment	6,113	5,992
Real estate inventory	9,076	40,777
Total real estate	$22,868	55,800

During the years ended December 31, 2021 and 2020, the Company sold various real estate assets that were classified as held-for-sale. As a result of these sales, the Company recognized total net gains on sales of real estate of $0.6 million and $0.3 million, respectively, and received aggregate net proceeds of $2.4 million and $2.6 million, respectively.

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

During the year ended December 31, 2021, BBXRE sold 299 undeveloped lots, 291 single-family lots, and 94 townhome lots in its Beacon Lake Community development, as compared to 157 single-family lots and 70 townhomes during the year ended December 31, 2020 and 51 single-family lots during the year ended December 31, 2019. The Company recognized gross profits of $35.8 million, $7.2 million, and $2.4 million related to these sales during the years ended December 31, 2021, 2020, and 2019, respectively.

Impairment Testing

As a result of disruptions and uncertainty in the U.S. and global economies resulting from, among other things, the COVID-19 pandemic and disruptions in global supply chains, the Company evaluated various factors, including asset-specific factors and overall economic and market conditions, and concluded that, except as discussed in Note 7 in relation to certain of its investments in unconsolidated real estate joint ventures, there had not been a significant decline in the fair value of BBXRE’s real estate assets during the years ended December 31, 2021 and 2020 that required the Company to recognize any material impairment losses. As part of this evaluation, the Company considered the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts. sales at BBXRE’s single-family home developments, sales of its multifamily apartment communities, and appraisals of certain of its real estate held-for-sale and held-for-investment.

0

7. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of December 31, 2021, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

Investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2021	Ownership(1)	2020
Altis Grand Central	$730%	1.49	$2,287
Altis Promenade	—	—	1,964
Altis Ludlam Trail(2)	10,831	33.30	9,653
Altis Grand at The Preserve	194	33.30	1,086
Altis Pembroke Gardens	—	—	310
Altis Wiregrass	—	—	163
Altis Little Havana	1,021	3.43	844
Altis Lake Willis Phase 1	437	1.23	—
Altis Lake Willis Phase 2	2,538	50.00	5,446
Altis Miramar East/West	2,878	5.00	2,818
Altis Grand at Suncoast	2,780	11.00	—
Altis Blue Lake	260	1.22	—
The Altman Companies(3)	16,716	50.00	15,222
ABBX Guaranty	3,750	50.00	3,750
Bayview	1,308	50.00	1,563
Marbella	974	70.00	6,971
The Main Las Olas	1,990	3.41	2,462
Sky Cove	1,686	26.25	3,287
Sky Cove South	4,708	26.25	—
Other	165		184
Total	$52,966		$58,010

(1)The Company’s ownership percentage in each real estate joint venture represents the Company’s percentage of the contributed capital in each venture. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

(2)Ownership percentage represents the Company's ownership of the managing member of the joint venture and excludes its preferred interest accounted for as a loan receivable from the joint venture.

(3)The investment in the Altman Companies includes $2.3 million of transaction costs that were incurred in connection with the formation of the joint venture. See additional information below in this Note 7 regarding the Company’s acquisition of its interest in the Altman Companies.

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

The Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $55.5 million as of December 31, 2021.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $2.5 million and $4.1 million as of December 31, 2021 and 2020, respectively, which includes (i) $2.3 million and $4.8 million associated with the Company’s investment in the Altman Companies and certain multifamily apartment developments which were acquired for cash consideration based on their estimated fair values as of the acquisition date, as described below, and (ii) $1.2 million and $1.5 million associated with the capitalization of interest on real estate development projects, partially offset by (iii) $2.2 million of impairments as of December 31, 2020, as described below.

Equity in Net Earnings and Distributions of Certain Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2021, 2020, and 2019, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $18.2 million, $0.5 million, and $37.9 million, respectively.

Equity earnings for the year ended December 31, 2021 includes $5.2 million and $5.0 million of equity in net earnings from the Altis Promenade and Altis Grand at Preserve joint ventures, respectively, which includes the Company’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities. Equity earnings for the year ended December 31, 2021 also includes $6.2 million of equity in net earnings from the Altis Grand Central joint venture, which reflects the recapitalization of its ownership interest in its multifamily apartment community.

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

Altis Ludlam Trail Joint Venture

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis Ludlam Trail joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture are required to be paid to BBXRE on account of its preferred equity interest until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members, including the managing member in which BBXRE holds an interest. Further, BBXRE’s preferred interest is required to be redeemed by the joint venture for a cash amount equal to its preferred return and initial investment in December 2023, although the joint venture has the option to extend the redemption for three one-year periods, subject to certain conditions. As BBXRE’s preferred membership interest in the joint venture is mandatorily redeemable, the Company is accounting for its preferred interest in the joint venture as a loan receivable from the Altis Ludlam Trail joint venture, while the Company’s remaining investment in the managing member of the joint venture is being accounted for under the equity method of accounting. BBXRE’s preferred interest, including the preferred return, in the joint venture was $10.3 million and $9.1 million as of December 31, 2021 and 2020, respectively.

The Altman Companies, LLC

In November 2018, BBXRE acquired a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies owns 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction and generates revenues from the performance of development, general contractor, leasing, and property management services to joint ventures that are formed to invest in development projects originated by the Altman Companies. In addition, BBXRE and Joel Altman invest in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million, subject to certain adjustments, in January 2023, and Joel Altman can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

Under the terms of the operating agreement of the Altman Companies, the venture is being jointly managed by BBXRE and Joel Altman until the Company’s acquisition of the additional 40% equity interest from Joel Altman, with the partners sharing decision making authority for all significant operating and financing decisions. To the extent that the parties cannot reach consensus on a matter, the operating agreement generally provides that a third party will resolve such matter; however, for certain decisions, the operating agreement provides that the venture cannot proceed with such matters without approval from both parties.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. As of December 31, 2021, all seven joint ventures had sold their respective multifamily apartment communities. In addition, BBXRE and Joel Altman have each contributed $3.8 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Bayview

In February 2022, BBXRE agreed to sell its equity interest in the Bayview joint venture to Procacci Development Corporation (“Procacci”) for net cash consideration of approximately $8.9 million. Under the terms of the agreement, Procacci will fully assume the mortgage loan on the property, which currently has an outstanding balance of $5.0 million, and BBX Capital’s existing guaranty on 50% of the outstanding loan balance for any liabilities that occur following the closing. However, the closing of the sale is subject to certain closing conditions, including obtaining a release from the lender of BBX Capital’s guaranty on the outstanding loan balance for any liabilities that occur following the closing, and there is no assurance that the transaction will be consummated pursuant to the terms of the agreement, or at all.

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

During the years ended December 31, 2021 and 2020, as a result of disruptions and uncertainty in the U.S. and global economies resulting from, among other things, the COVID-19 pandemic and disruptions in global supply chains, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets, including its investments in unconsolidated real estate joint ventures, that should be recognized as an impairment loss. As part of this evaluation, the Company considered, among other things, sales at its single-family home developments and sales of its multifamily apartment communities. However, during the year ended December 31, 2020, the Company recognized $2.2 million of impairment losses related to a decline in the estimated fair values of certain of BBXRE’s investments in unconsolidated real estate joint ventures, including (i) a joint venture that is developing an office tower, as the market for commercial office space during the year ended December 31, 2020 had been more significantly impacted by the COVID-19 pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and (ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which were adversely impacted by the COVID-19 pandemic. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. The Company did not record any impairment charges related to its equity method investments during the years ended December 31, 2021 and 2019.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altman Companies joint venture (in thousands):

	December 31,
	2021	2020
Assets
Cash	$995	3,100
Properties and equipment	387	363
Investment in unconsolidated subsidiaries	7,153	6,803
Goodwill	16,683	16,683
Due from related parties	4,462	2,885
Other assets	8,662	3,445
Total assets	$38,342	33,279
Liabilities and Equity
Other liabilities	$8,463	6,409
Total liabilities	8,463	6,409
Total equity	29,879	26,870
Total liabilities and equity	$38,342	33,279

	For the Years Ended December 31,
	2021	2020	2019
Total revenues	$8,577	$8,700	7,242
Other expenses	(11,755)	(10,670)	(9,493)
Operating loss	(3,178)	(1,970)	(2,251)
Equity in earnings (losses) from unconsolidated investment in Altman Glenewinkel Construction, LLC	321	1,737	(913)
Net loss	(2,857)	(233)	(3,164)
Equity in net loss of unconsolidated real estate joint venture - The Altman Companies	$(1,429)	$(117)	(1,582)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Promenade joint venture (in thousands):

	December 31,
	2021	2020
Assets
Cash	$1,197	536
Real estate	—	50,411
Other assets	208	259
Total assets	$1,405	51,206
Liabilities and Equity
Notes payable	$—	35,750
Other liabilities	1,405	456
Total liabilities	1,405	36,206
Total equity	—	15,000
Total liabilities and equity	$1,405	51,206

	For the Years Ended December 31,
	2021	2020	2019
Total revenues	$2,589	3,795	639
Gain on sale of real estate	40,010	—	—
Other expenses	(2,635)	(6,238)	(2,439)
Net earnings (loss)	$39,746	(2,443)	(1,800)
Equity in net earnings of unconsolidated real estate joint venture - Altis Promenade	$5,178	(161)	(119)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand Central joint venture (in thousands):

	December 31,
	2021	2020
Assets
Cash	$—	727
Real estate	—	73,703
Investment in Altis Grand Central JV	4,879	—
Other assets	—	3,976
Total assets	$4,879	78,406
Liabilities and Equity
Notes payable	$—	54,835
Other liabilities	—	5,517
Total liabilities	—	60,352
Total equity	4,879	18,054
Total liabilities and equity	$4,879	78,406

	For the Years Ended December 31,
	2021	2020	2019
Total revenues	$5,735	2,630	7
Gain on sale of equity interest in joint venture	53,537	—	—
Total expenses	(7,180)	(6,294)	(318)
Net earnings (loss)	52,092	(3,664)	(311)
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand Central	$6,182	(406)	(34)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand at the Preserve joint venture (in thousands):

	December 31,
	2021	2020
Assets
Cash	$1,400	264
Real estate	—	46,447
Other assets	—	12,518
Total assets	$1,400	59,229
Liabilities and Equity
Notes payable	$—	35,782
Other liabilities	100	2,971
Total liabilities	100	38,753
Total equity	1,300	20,476
Total liabilities and equity	$1,400	59,229

	For the Years Ended December 31,
	2021	2020	2019
Total revenues	$1,965	399	—
Gain on sale of real estate	37,675	—	—
Other expenses	(3,476)	(1,645)	—
Net earnings (loss)	36,164	(1,246)	—
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand at Suncoast	$4,977	(35)	—

8. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land, building and building improvements	$2,286	2,271
Leasehold improvements	22,523	5,554
Office equipment, furniture, fixtures and software	22,442	14,421
Transportation	407	515
	47,658	22,761
Accumulated depreciation	(17,047)	(14,958)
Property and equipment, net	$30,611	7,803

During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $4.1 million, $5.1 million, and $6.4 million, respectively, of depreciation expense from continuing operations related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s statements of operations and comprehensive income.

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

As a result of the Company’s testing of its property and equipment for impairment, the Company recognized impairment losses of $1.3 million during the year ended December 31, 2020 related primarily to leasehold improvements associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets. The Company did not record any impairment losses from continuing operations related to property and equipment during the years ended December 31, 2021 and 2019.

9. Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of period	$8,277	37,248	37,248
Acquisitions	—	8,277	—
Deconsolidation of IT'SUGAR	—	(14,864)	—
IT'SUGAR emergence from bankruptcy	14,274	—	—
Impairment losses	—	(22,384)	—
Colonial Elegance acquisition adjustments to goodwill	(4,137)	—	—
Balance, end of period	$18,414	8,277	37,248

In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. The Company applied the acquisition method of accounting to the consolidation of IT’SUGAR on the Effective Date and recognized $14.3 million of goodwill. See Note 23 for further discussion of the IT’SUGAR bankruptcy proceedings and the Company’s application of the acquisition method of accounting to the consolidation of IT’SUGAR. The goodwill associated with reacquiring a controlling financial interest in IT’SUGAR is included in the BBX Sweet Holdings category for segment reporting.

In connection with the Colonial Elegance acquisition, as of December 31, 2020, the Company reported a provisional purchase price allocation related to Renin’s acquisition of Colonial Elegance and recognized $8.3 million of goodwill based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the year ended December 31, 2021, the Company finalized its valuation associated with Colonial Elegance and updated its purchase price allocation based on the final valuation, which resulted in the reduction of the goodwill associated with the acquisition of Colonial Elegance acquisition to $4.1 million. The goodwill associated with the Colonial Elegance acquisition is included in the Renin category for segment reporting.

Impairment Testing

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the years ended December 31, 2021 and 2019, the Company determined that its goodwill was not impaired. The evaluation of goodwill for impairment includes estimates, judgments and assumptions that we believe are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions, particularly in light of the ongoing disruptions and uncertainty in the U.S. and global economics and global supply chains. In particular, the Company’s estimated fair value of the Renin reporting unit included, among other things, various assumptions related to the impact of disruptions and uncertainty in the U.S. and global economies and global supply chains on Renin’s operations, and the estimate of the fair value of Renin under the discounted cash flow methodology assumed that the supply chain disruptions and material shortages that are currently having a negative impact on Renin’s gross margins will be resolved by the end of 2022. If the ongoing supply chain disruptions and material shortages are not resolved within the anticipated timeframes, the estimated fair value of the Renin reporting unit may continue to decline, and the Company may be required to record goodwill impairment charges in future periods. Similarly, with respect to IT’SUGAR, the Company estimates that i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future, ii) IT’SUGAR will ultimately be able implement its long-term strategy to reinvest in and grow its business, and iii) IT’SUGAR will be able to manage supply chain and cost pressures through price increases.

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

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
	2021	2020
Trademarks	$16,762	7,747
Customer relationships	18,752	15,877
Other	379	384
	35,893	24,008
Accumulated amortization	(3,911)	(1,588)
Total intangible assets	$31,982	22,420

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.

On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized $3.2 million of intangible assets related to IT’SUGAR, including the intangible asset related to its trademark. In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy and recognized $9.7 million of trademark intangible assets.

In October 2020, the Company recognized $2.9 million, $18.7 million and $0.2 million of trademark, customer relationships and noncompetition agreements associated with Renin’s acquisition of Colonial Elegance.

Amortization Expense

During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $2.3 million, $0.7 million and $0.6 million, respectively, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2021 (in thousands):

Years Ending December 31,	Total
2022	$2,575
2023	2,575
2024	2,575
2025	2,575
2026	2,575

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including amortizable intangible assets and asset groups that include amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or assets groups may not be recoverable. Due to effects of the COVID-19 pandemic during 2020 and the ongoing losses associated with certain of BBX Sweet Holdings’ businesses in the confectionery industry and strategic initiatives related to such businesses, the Company tested certain asset groups associated with these businesses for recoverability during the years ended December 31, 2021, 2020 and 2019, and determined that the estimated undiscounted future cash flows exceeded the carrying amounts of the asset groups. Accordingly, the Company did not recognize any impairment losses associated with its intangible assets during the years ended December 31, 2021, 2020 and 2019.

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

	As of	As of
	December 31, 2021	December 31, 2020 (2)
Operating lease assets	$90,639	$13,488
Operating lease liabilities	$103,262	$14,141
Weighted average remaining lease term (years)	7.2	7.0
Weighted average discount rate (1)	4.20%	5.36%

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

(2)Excludes IT’SUGAR’s operating leases. On September 22, 2020, the Company deconsolidated IT’SUGAR as a result of IT’SUGAR filing the Bankruptcy Cases and derecognized its operating lease assets and liabilities. IT’SUGAR’s operating leases are included in the table as of December 31, 2021.

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

	For the Years Ended
	December 31, 2021	December 31, 2020
Fixed lease costs	$10,973	$14,111
Short-term lease costs	1,582	283
Variable lease costs	6,291	3,584
Total operating lease costs	$18,846	$17,978

Included in the Company’s statement of cash flows under operating activities for the years ended December 31, 2021, 2020 and 2019 was $9.2 million, $7.6 million and $18.7 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2021 and 2020, the Company obtained $32.9 million and $4.7 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

Period Ending December 31,
2022	$17,847
2023	18,675
2024	16,551
2025	15,627
2026	13,179
After 2026	38,779
Total lease payments	120,658
Less: interest	17,396
Present value of lease liabilities	$103,262

The above operating lease payments exclude $1.7 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.

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

As a result of the Company’s testing of certain of its right-of-use assets for impairment, the Company recognized impairment losses of $4.1 million during the years ended December 31, 2020 related primarily to right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related asset groups. The Company did not record any impairment losses from continuing operations related to right-of-use assets during the years ended December 31, 2021 and 2019.

11. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2021			December 31, 2020
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$7,657	2.40-6.00%	$9,669	$27,565	4.25-6.00%	$42,230
TD Bank Term Loan and Line of Credit	44,363	3.78%	(1)	45,573	3.30%	(1)
IberiaBank Revolving Line of Credit (2)	2,041	3.75%	(3)	—	—	—
IberiaBank Note (2)	1,418	3.50%	1,802	—	—	—
Centennial Bank Note (2)	—	—	—	1,428	5.25%	1,840
Other	26	4.22%	—	43	4.22%	—
Unamortized debt issuance costs	(622)			(1,126)
Total notes payable and other borrowings	$54,883			$73,483

(1)The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.

(2)BBX Capital is the guarantor on the note.

(3)The collateral is a blanket lien on BBX Sweet Holdings’ assets.

Community Development District Obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a board of supervisors representing the landowners within the CDD. In connection with BBXRE’s development of the Beacon Lakes Community, The Meadow View at Twin Creeks CDD (the “Beacon Lakes CDD”) was formed by St. Johns County, Florida to use bond financing to fund the construction of infrastructure improvements at the Beacon Lakes Community. The Beacon Lakes CDD issues bonds periodically to fund ongoing construction of the Beacon Lakes Community, and in November 2021, May 2020, February 2019, November 2018, and November 2016, the Beacon Lakes CDD issued bonds in the amount of $5.1 million, $8.6 million, $8.1 million, $16.5 million, and $21.4 million, respectively.

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

The CDD bond obligations outstanding as of December 31, 2021 have fixed interest rates ranging from 2.40% to 6.00% and mature at various times during the years 2026 through 2052. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property, which is included in real estate in the Company’s consolidated statement of financial condition and had a carrying amount of $9.1 million as of December 31, 2021. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon the repayment of the obligation by the Company. Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2021 and 2020 was $0.6 million and $1.4 million, respectively, of construction funds receivable from the issuance of CDD bond obligations that the Company does not have the right of setoff on its CDD bond obligations. Construction funds receivable associated with the CDD bond obligations are reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Operating Loan

Since May 2017, Renin has maintained a credit facility with TD Bank, and in October 2020, Renin amended and restated the facility in connection with the acquisition of Colonial Elegance.

Under the terms and conditions of the initial credit facility, TD Bank provided loans under a revolving operating loan for up to approximately $16.3 million based on available collateral, as defined in the facility, and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants. Through February 2020, the credit facility also provided for term loans for up to $1.7 million. However, in February 2020, the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio, and in connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loans with borrowings from the revolving operating loan. In July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022.

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

In November 2021, Renin’s credit facility with TD Bank was further amended effective September 30, 2021 to extend the prior increase in the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the November amendment to the credit facility i) waived the requirement for Renin to comply with the maximum total leverage ratio included in the financial covenants of the facility as of September 30, 2021 (but does not waive the requirement for any future period), ii) extended the prior increase in the maximum total leverage ratio through December 31, 2022, iii) modified the calculation of the maximum total leverage ratio, and iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the November amendment prohibits Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company will revert to the requirements under the facility prior to the amendments in 2021. The amount outstanding on the revolving operating loan was $16.6 million as of December 31, 2021.

Amounts outstanding under the term loan and revolving operating loan bear interest at (i) the Canadian Prime Rate plus a spread between 1.375% to 2.875% per annum, (ii) the United States Base Rate plus a spread between 1.00% to 2.50% per annum, or (iii) LIBOR or Canadian Bankers’ Acceptance Rate, in each case plus a spread between 2.875% to 4.375% per annum, with the spreads applicable to each rate depending on Renin’s total leverage. In addition to ongoing payments of interest under the term loan and revolving operating loan, the term loan requires quarterly payments of principal based on a stated percentage of the original principal amount of $30.0 million, with approximately 37.5% of the original principal amount due at maturity in October 2025.

Renin has guaranteed the obligations of the borrowers under the credit facility, and the facility is collateralized by all of Renin’s assets. In addition, the Company entered into a Pledge Agreement pursuant to which it pledged all of its membership interests in Renin as security for the borrower’s obligations under the amended and restated credit facility.

As of December 31, 2021, there was $7.4 million available to Renin under the TD Bank revolving line of credit, subject to available collateral and the terms of the facility, and Renin was in compliance with all financial debt covenants under the credit facility. However, adverse events, including, but not limited to, i) the effects of the COVID-19 pandemic on Renin’s operations, ii) supply chain disruptions and the related impacts on shipping and product costs, and iii) the loss of sales from one or more major customers, have impacted Renin’s ability to remain in compliance with the financial covenants under its credit facility with TD Bank. If Renin is unable to maintain compliance with its debt covenants and obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity date, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Although Renin was in compliance with the financial covenants under the credit facility as of December 31, 2021, Renin is not currently in compliance with certain financial covenants under the facility that are calculated as of January and February 2022. Renin is in discussions with TD Bank to address this issue, whether through a waiver of such covenants or a modification to the facility. If Renin in unable to reach a satisfactory resolution with TD Bank, this would have a material adverse effect on the Company’s financial position and results of operations.

LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2021, BBX Sweet Holdings was in compliance with all financial covenants under the LOCS Credit Facility.

IberiaBank Note

In August 2021, BBX Sweet Holdings and certain of its subsidiaries, including The Hoffman Commercial Group, Inc., borrowed $1.4 million from IberiaBank and issued a note payable to IberiaBank (the “IberiaBank Note”). The proceeds of the note were used to repay the outstanding balance of the Centennial Bank Note. The IberiaBank Note is secured by land and buildings owned by The Hoffman Commercial Group, Inc. and is guaranteed by BBX Capital. The note requires monthly payments of principal and interest based upon a 25 year amortization schedule, with the entire unpaid principal balance and unpaid interest due in August 2031. The amounts outstanding under the note bear interest at a fixed interest rate of 3.5%. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the note. As of December 31, 2021, BBX Sweet Holdings was in compliance with all financial covenants under the IberiaBank Note.

Centennial Bank Note

In October 2014, Hoffman’s Chocolates issued a $1.7 million note payable to Centennial Bank. The note was secured by land and buildings owned by Hoffman’s Chocolates, and BBX Capital and BBX Sweet Holdings had guaranteed the repayment of the note. The note required monthly principal and interest payments based upon a 25 year amortization schedule with a maturity in October 2024. In August 2021, the Centennial Bank note was paid in full with the proceeds of the IberiaBank Note.

Scheduled Minimum Principal Payments on Notes Payable and Other Borrowings

The table below sets forth the contractual minimum principal payments of the Company’s notes payable and other borrowings during each of the five years subsequent to December 31, 2021 and thereafter (in thousands):

Notes Payable and
Other Borrowings
2022	$3,177
2023	5,943
2024	4,658
2025	22,027
2026	11,840
Thereafter	7,860
Total	$55,505

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon the sale of real estate assets or other assets that serve as collateral on certain debt.

12. Income Taxes

The Company’s United States and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
U.S.	$66,575	(59,096)	29,638
Foreign	(2,334)	849	(653)
Total	$64,241	(58,247)	28,985

The Company’s provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$10,672	(5,895)	4,163
State	2,855	(599)	1,738
	13,527	(6,494)	5,901
Deferred:
Federal	3,234	(3,800)	2,665
State	414	(937)	(232)
	3,648	(4,737)	2,433
Provision (benefit) for income taxes	$17,175	(11,231)	8,334

The table below sets forth a reconciliation of the difference between the provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate of 21% to income (loss) from continuing operations before income taxes (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Income tax provision (benefit) at expected federal income tax rate (1)	$13,491	(12,232)	6,087
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	2,670	(1,219)	1,156
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	31	854	62
Nondeductible IT'SUGAR's bankruptcy costs	248	—	—
Nondeductible goodwill	—	437	—
Nondeductible executive compensation	—	773	1,119
Increase (decrease) in valuation allowance	427	(142)	(153)
Other – net	308	298	63
Provision (benefit) for income taxes	$17,175	(11,231)	8,334

(1)Expected tax is computed based upon income (loss) from continuing operations before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	As of December 31,
	2021	2020	2019
Deferred federal and state tax assets:
Net operating loss carryforwards	$7,943	7,275	6,714
Book reserves for credit losses, inventory, real estate and property and equipment	1,450	1,324	1,407
Expensed recognized for books and deferred for tax	1,288	1,860	3,439
Investment in IT'SUGAR, LLC	2,060	3,510	—
Intangible assets	180	226	—
Other assets	332	835	49
Total gross federal and state deferred tax assets	13,253	15,030	11,609
Less deferred tax asset valuation allowance	(7,199)	(6,772)	(6,914)
Total deferred tax assets	6,054	8,258	4,695
Deferred federal and state tax liabilities:
Tax over book depreciation	(1,727)	(456)	(245)
Intangible assets	—	—	(592)
Other liabilities	(551)	(378)	(578)
Total gross deferred federal and state tax liabilities	(2,278)	(834)	(1,415)
Net federal and state deferred tax assets	$3,776	7,424	3,280

The Company’s income tax provision (benefit) and current and deferred income taxes were calculated on a separate return basis through September 30, 2020, the date of the spin-off from Bluegreen Vacations. The Company became a tax filer when it converted from a Florida limited liability company into a Florida corporation as of September 29, 2020.

The Company’s effective income tax rate from continuing operations was approximately 27%, 19%, and 29% during the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes and an increase in the Canadian valuation allowance. The difference for the years ended December 31, 2020 and 2019 was due to the impact of nondeductible executive compensation and state income taxes, as well as the impact of a nondeductible goodwill impairment loss recognized during the year ended December 31, 2020.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established for $5.7 million of federal and state net operating loss carryforwards (“NOL”) and $1.5 million of Canadian NOL and other temporary differences as of December 31, 2021.

As of December 31, 2021, the Company had federal and Florida NOL carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income. As such, a full valuation allowance has been established for these carryforwards. The Company’s Canadian operations have had cumulative taxable losses in recent years, and as a result, a full valuation allowance has been applied to the NOL carryforwards as of December 31, 2021 and 2020. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future. Federal and Florida NOLs subject to SRLY limitations expire in the years 2026-2034, and the Canadian NOLs expire in the years 2033-2041.

The Company recognizes liabilities for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2021.

The Company was previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with Bluegreen Vacations. Under this tax sharing agreement, the parties calculated their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes were used by another party to the agreement to offset its tax liability, the party providing the benefit would receive an amount for the tax benefits realized. However, this tax sharing agreement was terminated with respect to the Company upon the consummation of the spin-off. During the years ended December 31, 2020 and 2019, Renin paid Bluegreen Vacations $0.3 million and $1.0 million in accordance with this tax sharing agreement. As of December 31, 2021 and 2020, no amounts were due to Bluegreen Vacations pursuant to the tax sharing agreement.

13. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Trade sales - wholesale	$164,315	106,508	80,197
Trade sales - retail	73,763	40,702	100,122
Sales of real estate inventory	65,479	20,363	5,049
Revenue from customers	303,557	167,573	185,368
Interest income	6,413	2,399	811
Net gains on sales of real estate assets	643	255	13,616
Other revenue	2,984	3,002	3,929
Total revenues	$313,597	173,229	203,724

As of December 31, 2021 and 2020, the contingent purchase price receivable of $19.9 million and $2.9 million included in the Company’s consolidated statements of financial condition, respectively, represents estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders. As of December 31, 2021, the Company’s other liabilities in its consolidated statements of financial condition included $0.6 million of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

14. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we have taken or may take as a result thereof.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2021.

Renin Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. The products were committed to be sold by Renin in connection with the customer’s November 2020 holiday sale program, while the displays were required to be delivered in connection with the rollout of new products with the customer. Renin believed that the supplier was liable to Renin for damages related to the increased costs pursuant to the terms of the agreements between Renin and the supplier and notified the supplier that it is exercising a right of offset of the costs against outstanding amounts due to the supplier of approximately $8.1 million in order to recover its damages. The supplier disputed that it was liable for the additional shipping costs.

Since there was no assurance regarding the ultimate resolution of the matter and whether Renin’s assertion that it is entitled to damages would be sustained, Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statement of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use. In December 2021, Renin and the foreign supplier settled the dispute and outstanding amounts due to the supplier for $4.2 million to be paid by Renin to the supplier in two equal installments in December 2021 and June 2022. As Renin had accrued a $8.1 million liability for amounts due to the supplier during the year ended December 31, 2020, Renin reduced its cost of trade sales by $2.9 million for the year ended December 31, 2021 and reduced the unamortized balance of its display contract asset by $1.0 million as of December 31, 2021. BBX Capital made a $2.0 million capital contribution to Renin to fund the December 2021 settlement payment to the foreign supplier.

Other Commitments, Contingencies, and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise real estate joint venture, which had an outstanding balance of $5.0 million as of December 31, 2021.

•BBX Capital is a guarantor on a lease agreement executed by IT’SUGAR for base rent of $0.7 million and common area costs for a lease term which expires in January 2023.

•BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 11 for additional information regarding these obligations.

15. Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The sponsorship of three of the BBX Capital Corporation Employee Retirement Plans under Internal Revenue Code Section 401(k) was transferred to the Company on September 30, 2020 in connection with the spin-off. Although there are variations in the eligibility requirements under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2021, an eligible employee under the plans is entitled to contribute up to $19,500, while an eligible employee over 50 years of age was entitled to contribute up to $26,000. The Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vest immediately. For the years ended December 31, 2021 and 2020, the Company recorded expenses of approximately $400,000 and $87,000 for contributions to its 401(k) plans, respectively. Prior to September 30, 2020, the expenses for 401(k) contributions were allocated to the Company on a pro-rata basis based on the combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries.

16. Common Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize BBX Capital to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of BBX Capital’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but is greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 76% and 24%, respectively, at December 31, 2021.

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

Tender Offer

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share, and in June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to the cash tender offer at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.4 million, including fees. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

Share Repurchase Program

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, BBX Capital’s board of directors approved an increase in the Company’s share repurchase program from $10 million of shares to $20 million of shares. On November 19, 2021, the Company’s Board of Directors approved the Company’s repurchase of approximately 1,300,000 shares of the Company’s Class A Common Stock from an unaffiliated shareholder in a privately negotiated transaction for a total purchase price of approximately $14.5 million. In connection therewith, the Board approved an increase in the share repurchase program in the amount necessary to consummate the privately negotiated transaction under the program. As a result of the shares repurchased in November 2021, there was no remaining availability under the share repurchase program as of December 31, 2021. During the year ended December 31, 2021, the Company purchased 2,425,229 shares of its Class A Common Stock and 14,394 of its Class B Common Stock for approximately $22.8 million under the share repurchase program at an average cost of $9.36 per share, including fees.

In January 2022, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice.

BBX Capital 2021 Incentive Plan

In May 2021, BBX Capital’s shareholders approved the BBX Capital 2021 Incentive Plan (the “2021 Plan”) which allows for the issuance of restricted stock awards of the Company’s Class A Common Stock and Class B Common Stock, the grant of options to purchase shares of the Company’s Class A Common Stock and Class B Common Stock, and the grant of performance-based cash awards. The 2021 Plan permits the issuance of awards for up to 900,000 shares of the Company’s Class A Common Stock and up to 300,000 shares of the Company’s Class B Common Stock. There were no stock awards granted in 2021.

On January 18, 2022, the Compensation Committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive and non-executive officers and 205,029 restricted shares of BBX Capital’s Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million, and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022.

17. Noncontrolling Interests and Redeemable Noncontrolling Interest

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2021 of $1.1 million is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control. There was no redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2020 as a result of IT’SUGAR filing the Bankruptcy Cases and the related deconsolidation of IT’SUGAR by the Company. The Company recognized the redeemable noncontrolling interest upon IT’SUGAR emerging from bankruptcy in June 2021 and the revesting of the Company’s equity interests in IT’SUGAR. See Note 23 for additional discussion.

During the year ended December 31, 2019 and during the period from January 1, 2020 to September 22, 2020, the Company’s consolidated financial statements included the results of operations and financial position of IT’SUGAR, a majority-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR during such periods. The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.3 million for the year ended December 31, 2019 and $4.1 million for the period from January 1, 2020 to September 22, 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interest in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to that date. The net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.2 million for year ended December 31, 2021.

The noncontrolling interests included in the Company’s consolidated statements of financial condition as of December 31, 2021 and 2020 of $1.1 million and $0.1 million, respectively, are comprised of i) a noncontrolling equity interest in a restaurant the Company acquired through foreclosure and ii) as of December 31, 2021, an $0.8 million noncontrolling interest in IT’SUGAR FL II, LLC. In October 2020, the Company acquired an additional 28% equity interest in the restaurant, which decreased the noncontrolling interests from 47% at December 31, 2019 to 19% as of December 31, 2021 and 2020.

IT’SUGAR FL II, LLC operates IT’SUGAR’s new location in Hawaii and is a consolidated variable interest entity. Included in the Company’s consolidated financial statements of financial condition as of December 31, 2021 was $11.2 million of total assets and $9.1 million of total liabilities of IT’SUGAR FL II, LLC.

During the years ended December 31, 2021, 2020 and 2019, the Company attributed net income (loss) to the noncontrolling interests of $0.1 million, ($0.7 million), and ($0.1 million), respectively.

18. Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Basic and diluted earnings (loss) per common share
Numerator:
Net income (loss) from continuing operations	$47,066	(47,016)	20,651
Less: Net income (loss) attributable to noncontrolling interests from continuing operations	155	(4,803)	(224)
Net income (loss) income from continuing operations available to shareholders	46,911	(42,213)	20,875

Loss from discontinued operations	—	(74)	(7,138)
Net income (loss) available to shareholders	$46,911	(42,287)	13,737
Denominator:
Weighted average number of common share outstanding	17,840	19,318	19,318
Basic and diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.63	(2.19)	1.08
Earnings per share from discontinued operations	—	—	(0.37)
Basic and diluted earnings (loss) per common share:	$2.63	(2.19)	0.71

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2021 and 2020.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,045	118,045	118,045	—	—
Restricted cash	1,000	1,000	1,000	—	—
Note receivable from Bluegreen Vacations	50,000	50,340	—	—	50,340
Financial liabilities:
Notes payable and other borrowings	54,883	56,360	—	—	56,360

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,037	90,037	90,037	—	—
Restricted cash	350	350	350	—	—
Note receivable from Bluegreen Vacations	75,000	78,218	—	—	78,218
Financial liabilities:
Notes payable and other borrowings	73,483	77,500	—	—	77,500

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

The Company is exposed to credit related losses in the event of non-performance by counterparties to the financial instruments with a maximum exposure equal to the carrying amount of the assets. The Company’s exposure to credit risk consists of accounts receivable balances and its Bluegreen Vacations note receivable.

20. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 81% of BBX Capital’s total voting power. Mr. Alan B. Levan serves as the Chairman, Chief Executive Officer, and President of Bluegreen Vacations, Mr. Abdo serves as Vice Chairman of Bluegreen Vacations, Mr. Jarett Levan serves as a director of Bluegreen Vacations and Mr. Wise serves as a director of Bluegreen Vacations.

Included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income or loss was $0.8 million, $1.5 million, and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively, for management advisory and employer provided medical insurance provided by Bluegreen Vacations to the Company. Also included in selling, general and administrative expenses during the years ended December 31, 2021 and 2020 was $0.2 million and $0.3 million, respectively, of rent for office space provided by Bluegreen Vacations to the Company. The Company reimbursed Bluegreen Vacations the actual cost of providing the services. The Company accrued $0.1 million of rent income from Bluegreen Vacations at December 31, 2021 as Bluegreen Vacations began renting office space from the Company in November 2021.

The Company also received $0.3 million and $0.2 million, respectively, for providing management services to the Altman Companies.

Included in other revenues in the Company’s consolidated statements of operations and comprehensive loss or income was $0.6 million, $0.7 million, and $0.8 million for providing risk management consulting services to Bluegreen for the years ended December 31, 2021, 2020 and 2019, respectively. Included in interest income is $0.3 million of interest income on loans receivable from IT’SUGAR for the year ended December 31, 2021, which was eliminated in consolidation. Interest income of $0.1 million on loans receivable from IT’SUGAR for the period beginning on January 1, 2021 to June 16, 2021 was not eliminated in consolidation as the Company did not consolidate IT’SUGAR during this period. See Note 23 for further discussion.

Prior to the spin-off of BBX Capital on September 30, 2020, expenses related to certain support functions paid for by Bluegreen Vacations, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized managed employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss or income for the years ended December 31, 2020 and 2019 were $12.7 million and $21.0 million, respectively. The allocated support function costs were recognized as contributed capital in the Company’s consolidated statements of financial condition for the years ended December 31, 2020 and 2019.

Upon the consummation of the spin-off, all agreements with Bluegreen Vacations were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of Bluegreen Vacations and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, Bluegreen Vacations or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty (30) days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated.

The Tax Matters Agreement generally sets out the respective rights, responsibilities, and obligations of Bluegreen Vacations and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, Bluegreen Vacations will generally be liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital shall be liable) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital will be responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of Bluegreen Vacations arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with the spin-off). BBX Capital will bear liability for any transfer taxes incurred in the spin-off. Each of Bluegreen Vacations and BBX Capital will indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses.

The Employee Matters Agreement sets out the respective rights, responsibilities, and obligations of Bluegreen Vacations and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries will generally assume or retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto.

The Company was also previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with Bluegreen Vacations and Bluegreen that was terminated in connection with the spin-off. See Note 12 for further discussion.

As further described in Note 1, in connection with the spin-off, Bluegreen Vacations also issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Included in interest income in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2021 and 2020 was $4.5 million and $1.1 million, respectively, relating to accrued interest on the note receivable from Bluegreen Vacations. In December 2021, Bluegreen Vacations made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million.

During the year ended December 31, 2021 and the three months ended December 31, 2020, the Company paid Abdo Companies, Inc. approximately $160,000 and $38,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The components of net transfers from Bluegreen Vacations Holding in the consolidated statements of changes in equity consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2020	2019
Cash pooling	$81,581	(85,246)
Corporate overhead allocations	12,694	21,037
Asset transfers	75,320	302
Income taxes	(1,685)	(1,460)
Net transfers from Bluegreen Vacations	$167,910	(65,367)

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

In the segment information for the years ended December 31, 2021, 2020, and 2019, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses.

The Company evaluates segment performance based on segment income or loss from continuing operations before income taxes.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2021 (in thousands):

		BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales		$—	84,215	146,255	7,616	(8)	238,078
Sales of real estate inventory		65,479	—	—	—	—	65,479
Interest income		2,048	36	—	—	4,329	6,413
Net gains on sales of real estate assets		643	—	—	—	—	643
Other revenue		1,504	—	—	2,045	(565)	2,984
Total revenues		69,674	84,251	146,255	9,661	3,756	313,597
Costs and expenses:
Cost of trade sales		—	52,497	130,366	2,291	(8)	185,146
Cost of real estate inventory sold		29,690	—	—	—	—	29,690
Interest expense		—	429	1,830	2	(822)	1,439
Recoveries from loan losses, net		(7,774)	—	—	—	—	(7,774)
Impairment losses		—	38	—	—	—	38
Selling, general and administrative expenses		7,587	31,524	15,857	5,978	15,068	76,014
Total costs and expenses		29,503	84,488	148,053	8,271	14,238	284,553
Operating income (losses)		40,171	(237)	(1,798)	1,390	(10,482)	29,044
Equity in net earnings of unconsolidated real estate joint ventures		18,154	—	—	—	—	18,154
Other (expense) income		(14)	131	—	—	224	341
Gain on the consolidation of IT'SUGAR, LLC		—	15,890	—	—	—	15,890
Foreign exchange gain		—	—	812	—	—	812
Income (loss) from continuing operations before income taxes		$58,311	15,784	(986)	1,390	(10,258)	64,241
Total assets		$179,619	143,916	101,647	7,745	100,428	533,355
Expenditures for property and equipment		$—	4,283	3,099	185	959	8,526
Depreciation and amortization		$—	3,181	3,037	118	122	6,458
Debt accretion and amortization		$737	21	113	—	—	871
Cash and cash equivalents		$66,558	9,792	1,369	2,937	37,389	118,045
Real estate equity method investments		$52,966	—	—	—	—	52,966
Goodwill	$		14,274	4,140			18,414
Notes payable and other borrowings		$7,312	14,421	44,124	26	(11,000)	54,883

(1)The above segment information includes the operations of IT’SUGAR as of June 17, 2021, the date the Company reconsolidated IT’SUGAR.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	49,155	93,036	5,019	—	147,210
Sales of real estate inventory	20,363	—	—	—	—	20,363
Interest income	1,240	29	—	1	1,129	2,399
Net gains on sales of real estate assets	255	—	—	—	—	255
Other revenue	1,454	281	—	1,461	(194)	3,002
Total revenues	23,312	49,465	93,036	6,481	935	173,229
Costs and expenses:
Cost of trade sales	—	41,482	83,563	1,983	—	127,028
Cost of real estate inventory sold	13,171	—	—	—	—	13,171
Interest expense	—	193	615	10	(581)	237
Recoveries from loan losses, net	(8,876)	—	—	—	—	(8,876)
Impairment losses	2,742	25,303	—	2,727	—	30,772
Selling, general and administrative expenses	6,758	26,855	11,735	4,684	15,849	65,881
Total costs and expenses	13,795	93,833	95,913	9,404	15,268	228,213
Operating income (losses)	9,517	(44,368)	(2,877)	(2,923)	(14,333)	(54,984)
Equity in net earnings of unconsolidated real estate joint ventures	465	—	—	—	—	465
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income (expense)	6	221	(3)	8	58	290
Foreign exchange loss	—	—	(692)	—	—	(692)
Income (loss) from continuing operations before income taxes	$9,988	(47,473)	(3,572)	(2,915)	(14,275)	(58,247)
Total assets	$165,732	28,668	104,654	7,096	141,506	447,656
Expenditures for property and equipment	$—	3,155	2,118	72	—	5,345
Depreciation and amortization	$—	4,244	1,380	106	104	5,834
Debt accretion and amortization	$287	168	243	—	—	698
Cash and cash equivalents	$31,133	1,163	2,438	1,539	53,764	90,037
Real estate equity method investments	$58,010	—	—	—	—	58,010
Goodwill	$—	—	8,277	—	—	8,277
Notes payable and other borrowings	$26,762	1,417	45,261	43	—	73,483

(2)The above segment information excludes the operations of IT’SUGAR as of September 22, 2020, the date the Company deconsolidated IT’SUGAR.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2019 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	105,406	67,537	7,376	—	180,319
Sales of real estate inventory	5,049	—	—	—	—	5,049
Interest income	750	56	—	—	5	811
Net gains on sales of real estate assets	13,616	—	—	—	—	13,616
Other revenue	1,619	324	—	2,233	(247)	3,929
Total revenues	21,034	105,786	67,537	9,609	(242)	203,724
Costs and expenses:
Cost of trade sales	—	67,703	54,243	2,613	1	124,560
Cost of real estate inventory sold	2,643	—	—	—	—	2,643
Interest expense	—	196	498	27	(288)	433
Recoveries from loan losses, net	(5,428)	—	—	—	—	(5,428)
Impairment losses	47	142	—	—	—	189
Selling, general and administrative expenses	9,144	43,203	11,066	6,626	20,791	90,830
Total costs and expenses	6,406	111,244	65,807	9,266	20,504	213,227
Operating income (losses)	14,628	(5,458)	1,730	343	(20,746)	(9,503)
Equity in net earnings of unconsolidated real estate joint ventures	37,898	—	—	—	—	37,898
Other income	170	336	153	6	—	665
Foreign exchange loss	—	—	(75)	—	—	(75)
Income (loss) before income taxes	$52,696	(5,122)	1,808	349	(20,746)	28,985
Total assets	$145,930	167,281	32,320	10,059	5,917	361,507
Expenditures for property and equipment	$4	9,441	517	1,129	—	11,091
Depreciation and amortization	$93	5,565	1,202	770	—	7,630
Debt accretion and amortization	$125	226	27	—	—	378
Cash and cash equivalents	$13,776	6,314	—	633	—	20,723
Equity method investments	$57,330	—	—	—	—	57,330
Goodwill	$—	35,521	—	1,727	—	37,248
Notes payable and other borrowings	$31,877	3,810	6,825	224	—	42,736

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

FFTRG’s operations as a franchisee of MOD Pizza are presented as discontinued operations in the Company’s consolidated financial statements.

The major components of loss from discontinued operations are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Trade sales	$—	—	6,044
Other revenue	—	—	104
Total revenues	—	—	6,148
Costs and Expenses:
Cost of trade sales	—	—	2,012
Depreciation, amortization and accretion, net	—	—	691
Impairment losses	—	71	6,749
Selling, general and administrative expenses	—	20	6,139
Total costs and expenses	—	91	15,591
Other revenue	—	—	9
Pre-tax loss from discontinued operations	$—	(91)	(9,434)

The following are the major components of the statement of cash flows from discontinued operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Operating activities:
Pre-tax loss from discontinued operations	$—	(91)	(9,434)
Adjustment to reconcile pre-tax loss to net cash
used in operating activities:
Depreciation, amortization and accretion, net	—	—	691
Impairment losses	—	71	6,749
Decrease (increase) in trade inventory	—	—	64
Decrease in other assets	—	94	522
Change in operating lease assets and liabilities	—	(113)	(88)
Decrease in accounts payable	—	(2)	(187)
Decrease in accrued expenses	—	(134)	(1,201)
Net cash used in operating activities	$—	(175)	(2,884)
Investing activities:
Cash paid for intangible assets	$—	—	(40)
Purchases of property and equipment	—	—	(576)
Net cash used in investing activities	$—	—	(616)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets recognized upon adoption of ASC 842	$—	—	6,878
Operating lease liabilities recognized upon adoption of ASC 842	—	—	8,192

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

IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period that the locations had been opened and operating under conditions which had been affected by the pandemic. In addition to its unpaid rental obligations, IT’SUGAR ceased paying various outstanding obligations to its vendors.

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

Following the deconsolidation of IT’SUGAR, the Company’s noncontrolling equity investment in IT’SUGAR was being accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments are accounted for at cost less impairment when the investor does not have significant influence over the investee and the equity investment has no readily determinable fair value. Under this method, equity investments are accounted for at historical cost and adjusted if there is evidence that the fair market value of the equity investment has declined below the historical cost.

IT’SUGAR’s assets, liabilities, results of operations, and cash flows through September 22, 2020 are included as continuing operations in the Company’s financial statements, as the Company continues to hold a substantive equity investment in IT’SUGAR. Additionally, as a result of the Company deconsolidating IT’SUGAR, IT’SUGAR’s notes payable to the Company, which had a total balance of $6.2 million as of September 22, 2020, were no longer eliminated in consolidation and are included in investments in and advances to IT’SUGAR in the Company’s statements of financial condition as of December 31, 2020.

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

•Each holder of an allowed construction / mechanic’s lien claim received payment in full in cash on the Effective Date or, in some cases, received such payment as promptly as was practicable after the Effective Date;

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

Exit Facility

On the Effective Date, the Company’s wholly-owned subsidiary entered into a secured exit credit facility with IT’SUGAR (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million. The Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility). Amounts outstanding under the Exit Facility bear interest at 5% per annum. In addition to monthly payments of interest due under the facility, the Exit Facility requires monthly payments of principal of $325,000 commencing on January 1, 2022. The Exit Facility matures on April 1, 2025. The Exit Facility had an outstanding balance of $11.0 million as of December 31, 2021, which was eliminated in the Company’s consolidated financial statements as of December 31, 2021.

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

The following table summarizes the provisional allocation of IT’SUGAR’s fair value upon consolidation based on the Company’s current preliminary valuation, including the fair values of the assets acquired and liabilities assumed at the consolidation date (in thousands):

Cash	$6,909
Trade accounts receivable	584
Trade inventory	5,337
Property and equipment	19,291
Identifiable intangible assets (1)	9,670
Operating lease assets (2)	54,253
Other assets	3,323
Total assets acquired	99,367
Accounts payable	(2,517)
Accrued expenses	(8,445)
Other liabilities	(124)
Operating lease liabilities	(62,975)
Notes payable and other borrowings(3)	(10,054)
Total liabilities assumed	(84,115)
Fair value of identifiable net assets	15,252
Fair value of net assets acquired	28,590
Fair value of redeemable noncontrolling interest	936
Fair value of IT'SUGAR	29,526
Goodwill	$14,274

Gain on the consolidation of IT'SUGAR(4)	$15,890

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

(3)Notes payable and other borrowings reflects amounts due to the Company’s wholly-owned subsidiary that have been eliminated in consolidation as of and subsequent to the consolidation date.

(4)The gain is comprised of the remeasurement of the Company’s equity interest in IT’SUGAR at fair value.

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

The following summarizes the Company’s methodologies for estimating the provisional fair values of certain assets and liabilities associated with the consolidation of IT’SUGAR and the fair value of BBX Capital’s existing investment in IT’SUGAR.

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

Remeasurement of Existing Investment in IT’SUGAR – As part of the acquisition method of accounting, the Company is required to remeasure the carrying value of its existing interests in IT’SUGAR at fair value as of the consolidation date, with the remeasurement adjustment recognized in the Company’s consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the provisional fair value of its investment in IT’SUGAR as of the consolidation date. The Company’s discounted cash flow methodology established a provisional estimate of the fair value of IT’SUGAR by estimating the present value of the projected future cash flows to be generated from IT’SUGAR. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with IT’SUGAR. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of IT’SUGAR were the terminal value, the discount rate, and the forecast of future cash flows.

Redeemable Noncontrolling Interest – Redeemable noncontrolling interest represents a 9.65% interest in IT'SUGAR’s Class B Units adjusted for the cumulative Class A Units preferred return outstanding.

The consolidated assets and liabilities and results of operations of IT’SUGAR are included in the Company’s consolidated financial statements for the year ended December 31, 2021 commencing on June 17, 2021. The Company’s financial statements for the year ended December 31, 2020 includes the operations of IT’SUGAR through September 22, 2020, as the Company deconsolidated IT’SUGAR on such date. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Years Ended December 31,
	2021	2020
Trade sales	$62,161	31,794
Income (loss) from continuing operations before income taxes	$2,516	(41,182)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2021 and 2020 as if the Company consolidated IT’SUGAR as a result of its emergence from bankruptcy on January 1, 2020 (in thousands):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2021	2020
Trade sales	$277,769	162,056
Income (loss) from continuing operations before income taxes	$52,788	(62,156)
Income (loss) from continuing operations	$39,690	(49,093)
Net income (loss) income attributable to shareholders	$39,146	(43,596)

The unaudited pro forma financial data for the year ended December 31, 2020 includes $3.7 million in legal, advisory, and other costs related to the bankruptcy proceedings, while the unaudited pro forma financial data for the year ended December 31, 2021 excludes gains related to the extinguishment of certain of IT’SUGAR’s obligations pursuant to the Plan and the gain recognized by the Company upon the consolidation of IT’SUGAR.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2020, nor does it purport to predict the Company’s results of operations for future periods.

24. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, other than described elsewhere herein, there were no subsequent events identified that required recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2021, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company consolidated IT’SUGAR in June 2021, and the assessment of IT’SUGAR’s internal control over financial reporting is ongoing and is not complete. IT’SUGAR’s total revenues and total assets represented 19.8% and 23.9%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2022 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2021. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)Documents Filed as Part of this Report:

1)Financial Statements

The following consolidated financial statements of BBX Capital, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2021 and 2020.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2021.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2021.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2021.

Notes to Consolidated Financial Statements.

2)Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

3)Exhibits

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

Exhibit 10.7 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.5	Credit Facility Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 22, 2020
10.6	First Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of July 13, 2021, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed July 19, 2021
10.61	Second Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of November 9, 2021, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Form 10Q filed November 15, 2021
10.7

Operating Agreement of The Altman Companies, LLC, by and among, The Altman Companies, LLC, BBX Altman Operating Entities, LLC, Joel L. Altman, AMC Holdings Florida, Inc., Altman Development Corporation, and The Altman Companies, Inc., dated November 30, 2018

Exhibit 10.8 of Registrant’s Current Report on Form 10 Amendment No. 2 filed August 27, 2020
10.8	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 29, 2020
10.9	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.10	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.11	Transition Services Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed September 29, 2020

10.12	Promissory Note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 2, 2020
10.13	Employment Agreement between the Company and Alan B. Levan	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.14	Employment Agreement between the Company and John E. Abdo	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.15	Employment Agreement between the Company and Jarett S. Levan	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.16	Employment Agreement between the Company and Seth M. Wise	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.17	Employment Agreement between the Company and Brett Sheppard	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.18	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.19	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.20	Exit Financing Security Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.21	Bankruptcy Court Order Confirming the Plan of Reorganization for IT’SUGAR, LLC.	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.22	IT’SUGAR, LLC Plan of Reorganization.	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.23	BBX Capital 2021 Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2021

21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

 Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, Inc.
March 16, 2022	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 16, 2022
Alan B. Levan	Chairman of the Board

/s/ John E. Abdo		March 16, 2022
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 16, 2022
Jarett S. Levan	Chief Executive Officer and President

/s/ Seth M. Wise		March 16, 2022
Seth M. Wise	Executive Vice President and Director

/s/Brett Sheppard		March 16, 2022
Brett Sheppard	Chief Financial Officer

/s/Marcia Barry-Smith		March 16, 2022
Marcia Barry-Smith	Director

/s/Norman H. Becker		March 16, 2022
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 16, 2022
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 16, 2022
Steven M. Coldren	Director

/s/Willis N. Holcombe		March 16, 2022
Willis N. Holcombe	Director

/s/Tony P. Segreto		March 16, 2022
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 16, 2022
Neil A. Sterling	Director

/s/Gregory A. Haile		March 16, 2022
Gregory A. Haile	Director