Form 10-Q
period 2022-03-31
BBX Capital, Inc.
filed 2022-05-10
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]  NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2022 is as follows:

Class A Common Stock of $.01 par value, 12,379,965 shares outstanding.
Class B Common Stock of $.01 par value, 3,871,866 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$114,632	118,045
Restricted cash	1,000	1,000
Trade accounts receivable, net	30,673	29,899
Trade inventory, net	48,353	41,895
Real estate ($5,075 in 2022 and $7,679 in 2021 held for sale)	19,069	22,868
Investments in and advances to unconsolidated real estate joint ventures	53,666	52,966
Note receivable from Bluegreen Vacations Holding Corporation	50,000	50,000
Property and equipment, net	28,736	30,611
Goodwill	18,414	18,414
Intangible assets, net	31,338	31,982
Operating lease assets	91,690	90,639
Deferred tax asset, net	4,056	3,776
Contingent purchase price receivable	19,283	19,925
Other assets	21,462	21,335
Total assets	$532,372	533,355
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$13,229	12,980
Accrued expenses	30,301	33,136
Other liabilities	5,479	5,002
Operating lease liabilities	104,943	103,262
Notes payable and other borrowings	55,575	54,883
Total liabilities	209,527	209,263
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	1,137	1,144
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,808,442 in 2022 and 11,803,842 in 2021	118	118
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,666,837 in 2022 and 3,671,437 in 2021	37	37
Additional paid-in capital	311,344	310,588
Accumulated earnings	7,357	9,226
Accumulated other comprehensive income	1,954	1,836
Total shareholders' equity	320,810	321,805
Noncontrolling interests	898	1,143
Total equity	321,708	322,948
Total liabilities and equity	$532,372	533,355

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except share data)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Trade sales	$65,749	45,914
Sales of real estate inventory	6,470	13,535
Interest income	1,149	1,650
Net gains on sales of real estate assets	1,329	105
Other revenue	779	671
Total revenues	75,476	61,875
Costs and expenses:
Cost of trade sales	51,006	36,893
Cost of real estate inventory sold	2,235	7,858
Interest expense	536	290
Recoveries from loan losses, net	(648)	(508)
Impairment losses	64	—
Selling, general and administrative expenses	27,364	13,198
Total costs and expenses	80,557	57,731
Operating (losses) income	(5,081)	4,144
Equity in net earnings (loss) of unconsolidated real estate joint ventures	1,532	(271)
Other income	984	63
Foreign exchange loss	(189)	(480)
(Loss) income before income taxes	(2,754)	3,456
Benefit (provision) for income taxes	828	(1,001)
Net (loss) income	(1,926)	2,455
Net loss (income) attributable to noncontrolling interests	110	(110)
Net (loss) income attributable to shareholders	$(1,816)	2,345

Basic (loss) earnings per share	$(0.12)	0.12
Diluted (loss) earnings per share	$(0.12)	0.12
Basic weighted average number of common shares outstanding	15,475	19,282
Diluted weighted average number of common shares outstanding	15,475	19,282

Net (loss) income	$(1,926)	2,455
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(46)	(2)
Foreign currency translation adjustments	164	114
Other comprehensive income, net	118	112
Comprehensive (loss) income, net of tax	(1,808)	2,567
Comprehensive loss (income) attributable to noncontrolling interests	110	(110)
Comprehensive (loss) income attributable to shareholders	$(1,698)	2,457

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2022 and 2021
(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income	—	—	—	—	—	2,345	—	110	2,455
Other comprehensive income	—	—	—	—	—	—	112	—	112
Purchase and retirement of common stock	(339)	—	(3)	—	(2,133)	—	—	—	(2,136)
Balance, March 31, 2021	15,285	3,694	$153	37	308,455	(1,112)	1,942	209	309,684

	Share of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net loss excluding $71 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(1,816)	—	(39)	(1,855)
Other comprehensive income	—	—	—	—	—	—	118	—	118
Accretion of noncontrolling interest	—	—	—	—	—	(53)	—	—	(53)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(231)	(231)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	756	—	—	—	756
Balance, March 31, 2022	11,808	3,667	$118	37	311,344	7,357	1,954	898	321,708

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net (loss) income	$(1,926)	2,455
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(648)	(508)
Depreciation, amortization and accretion	2,487	1,041
Net gains on sales of real estate and property and equipment	(2,131)	(163)
Equity in net (earnings) losses of unconsolidated real estate joint ventures	(1,532)	271
Return on investment in unconsolidated real estate joint ventures	2,612	88
Increase in deferred income tax asset, net	(280)	(46)
Impairment losses	64	—
Share-based compensation expense	767	—
(Increase) decrease in trade inventory	(6,082)	705
Provision for excess and obsolete inventory	(376)	(356)
(Increase) decrease in trade receivables	(774)	18
Decrease in real estate inventory	481	6,119
Net change in operating lease asset and operating lease liability	525	140
Decrease (increase) in contingent purchase price receivable	642	(2,979)
Increase in other assets	(236)	(1,501)
Decrease in accrued expenses	(2,835)	(801)
Advances to IT'SUGAR	—	(233)
Increase (decrease) in accounts payable	249	(968)
Increase in other liabilities	641	508
Net cash (used in) provided by operating activities	(8,352)	3,790
Investing activities:
Return of investment in unconsolidated real estate joint ventures	402	3,115
Investments in unconsolidated real estate joint ventures	(2,182)	(5,866)
Proceeds from repayment of loans receivable	761	1,001
Proceeds from sales of real estate held-for-sale	3,937	368
Proceeds from sales of property and equipment	2,741	—
Additions to real estate held-for-sale and held-for-investment	(66)	(19)
Purchases of property and equipment	(1,884)	(266)
Change in cash from other investing activities	(3)	(111)
Net cash provided by (used in) investing activities	3,706	(1,778)
		(Continued)

	For the Three Months Ended March 31,
	2022	2021
Financing activities:
Repayments of notes payable and other borrowings	(3,247)	(4,337)
Proceeds from notes payable and other borrowings	4,686	1,757
Purchase and retirement of Class A Common Stock	—	(1,662)
Capital contributions from noncontrolling interests	25	—
Distributions to noncontrolling interests	(231)	—
Net cash provided by (used in) financing activities	1,233	(4,242)
Decrease in cash, cash equivalents and restricted cash	(3,413)	(2,230)
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$115,632	88,157

Interest paid on borrowings, net of amounts capitalized	$472	106
Income taxes paid	492	20
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	34	48
Class A Common Stock purchases with settlement dates in April 2021	—	474
Operating lease assets obtained in exchange for new operating lease liabilities	4,851	—
Assumption of Community Development District Bonds by homebuilders	811	2,194
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	114,632	87,807
Restricted cash	1,000	350
Total cash, cash equivalents, and restricted cash	$115,632	88,157

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

Principal Investments

BBX Capital’s principal holdings are BBX Capital Real Estate, LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) and Renin Holdings, LLC (“Renin”).

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

During the three ended March 31, 2022, Renin’s total revenues included $26.7 million of trade sales to three major customers and their affiliates and $13.1 million of revenues generated outside the United States. Revenues from each of the three major customers were $5.4 million, $11.5 million, and $9.8 million for the three months ended March 31, 2022, which represented 7.2%, 15.3%, and 12.9% of the Company’s total revenues for the three months ended March 31, 2022.

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

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. Due to the deconsolidation of IT’SUGAR in September 2020 as a result of its bankruptcy filings and the Company’s reconsolidation of IT’SUGAR’s subsequent to its emergence from bankruptcy in June 2021 as discussed above, the Company’s condensed consolidated statement of changes in equity, condensed consolidated statement of operations and comprehensive income and condensed consolidated statement of cash flows for the three months ended March 31, 2021 does not include the operations of IT’SUGAR while the Company’s condensed consolidated statement of changes in equity, condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three months ended March 31, 2022 includes the operations of IT’SUGAR. The Company’s statements of financial condition includes IT’SUGAR assets and liabilities as of March 31, 2022 and December 31, 2021.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the COVID-19 pandemic, the current inflationary economic environment, rising interest rates, labor shortages and supply chain issues and ongoing economic uncertainty, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic and economic trends, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic, inflationary trends and resulting economic impacts. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 16, 2022.

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

Impact of the COVID-19 Pandemic and Current Economic Issues

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates. While the impact of the COVID-19 pandemic on our businesses has generally subsided, it is not currently possible to accurately assess the expected duration and effects of COVID-19 and general economic conditions on our business. These include impacts on i) consumer demand, (ii) disruptions in global supply chains, iii) employee absenteeism and a general labor shortage, and (iv) increased economic uncertainty.

The duration and severity of the pandemic and related disruptions, as well as the adverse impact of economic and market conditions, are uncertain, and the Company may be adversely impacted by these conditions in future periods. The overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes in our customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

In addition, current inflationary and economic trends may adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in costs related to shipping and raw materials. These trends could have a material effect on the Company’s results of operations and financial condition if the Company is not able to increase prices to its customers to offset the increase in its costs.

Further, downturn in the economic environment may have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn is prolonged in nature and impacts consumer demand, materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, delays the production and shipment of products and raw materials from foreign suppliers or increases shipping costs.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including high unemployment levels, federal unemployment subsidies and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19, inflationary pressures, or as a result of general macroeconomic conditions or other factors could lead to increased costs, such as increased overtime pay to meet demand and increased wage rates to attract and retain employees, or negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

BBX Capital and its subsidiaries sought to take steps to manage expenses through cost saving initiatives and steps intended to increase liquidity and strengthen the Company’s financial position, including delaying planned capital expenditures. As of March 31, 2022, the Company’s consolidated cash balances were $114.6 million.

2. Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Trade receivables	$30,937	30,124
Allowance for expected credit losses	(264)	(225)
Total trade receivables	$30,673	29,899

3. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$8,790	8,545
Paper goods and packaging materials	2,138	1,777
Finished goods	40,731	35,255
Total trade inventory	51,659	45,577
Inventory reserve	(3,306)	(3,682)
Total trade inventory, net	$48,353	41,895

4. Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Real estate held-for-sale	$5,075	7,679
Real estate held-for-investment	6,177	6,113
Real estate inventory	7,209	8,884
Predevelopment costs	608	192
Total real estate	$19,069	22,868

0

5. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of March 31, 2022, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Altis Grand Central	$731	$730
Altis Ludlam Trail (1)	11,144	10,831
Altis Grand at The Preserve	—	194
Altis Little Havana	1,078	1,021
Altis Lake Willis Phase 1	442	437
Altis Lake Willis Phase 2	2,715	2,538
Altis Miramar East/West	2,904	2,878
Altis Grand at Suncoast	3,641	2,780
Altis Blue Lake	351	260
Altis Santa Barbara	409	—
The Altman Companies	16,157	16,716
ABBX Guaranty	3,750	3,750
Bayview	1,367	1,308
Marbella	872	974
The Main Las Olas	1,983	1,990
Sky Cove	1,348	1,686
Sky Cove South	4,608	4,708
Other	166	165
Total	$53,666	$52,966

(1)The carrying value of BBXRE’s investment at March 31, 2022 and December 31, 2021 includes $10.6 million and $10.3 million, respectively, related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project accounted for as a loan receivable.

See Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2021 included in the 2021 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

In February 2022, BBXRE invested $0.4 million in Altis Santa Barbara – Naples Manager LLC (“Altis Santa Barbara”). Altis Santa Barbara was formed to serve as the Manager of Santa Barbara – Naples Venture, LLC, a joint venture sponsored by the Altman Companies that was formed to develop, construct, and manage Altis Santa Barbara, a 242 unit multifamily apartment community located in Naples, Florida.

As of March 31, 2022, BBRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of March 31, 2022, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 51 homes. During the three months ended March 31, 2022, BBXRE recognized $1.8 million of equity earnings and received $2.0 million of distributions from the joint venture.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altman Companies joint venture (in thousands):

	March 31,	December 31,
	2022	2021
Assets
Cash	$2,346	995
Properties and equipment	386	387
Investment in unconsolidated subsidiaries	7,441	7,153
Goodwill	16,683	16,683
Due from related parties	5,471	4,462
Other assets	9,345	8,662
Total assets	$41,672	38,342
Liabilities and Equity
Other liabilities	$12,929	8,463
Total liabilities	12,929	8,463
Total equity	28,743	29,879
Total liabilities and equity	$41,672	38,342

	For the Three Months Ended March 31,
	2022	2021
Total revenues	$2,168	$1,826
Other expenses	(3,032)	(2,525)
Operating loss	(864)	(699)
Equity in (losses) earnings from unconsolidated investment in Altman Glenewinkel Construction, LLC	(459)	367
Net loss	(1,323)	(332)
Equity in net loss of unconsolidated real estate joint venture - The Altman Companies	$(662)	$(166)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marabella joint venture (in thousands):

	March 31,	December 31,
	2022	2021
Assets
Cash	$2,464	4,371
Inventory	49,420	49,967
Other assets	1,742	1,835
Total assets	$53,626	56,173
Liabilities and Equity
Notes payable	$30,504	31,256
Other liabilities	21,815	23,885
Total liabilities	52,319	55,141
Total equity	1,307	1,032
Total liabilities and equity	$53,626	56,173

	For the Three Months Ended March 31,
	2022	2021
Total revenues	$15,792	—
Cost of goods sold	(11,289)	—
Other expenses	(727)	(341)
Net earnings (loss)	3,776	(341)
Equity in net earnings (loss) of unconsolidated real estate joint venture – Marabella	$1,849	(239)

6. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2022			December 31, 2021
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$5,871	2.40-6.00%	$7,767	$7,657	2.40-6.00%	$9,669
TD Bank Term Loan and Line of Credit	48,299	4.65%	(1)	44,363	3.78%	(1)
IberiaBank Revolving Line of Credit (2)	1,941	4.00%	(3)	2,041	3.75%	(3)
IberiaBank Note (2)	—	—	—	1,418	3.50%	1,802
Other	22	4.22%	—	26	4.22%	—
Unamortized debt issuance costs	(558)			(622)
Total notes payable and other borrowings	$55,575			$54,883

(1)The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.

(2)BBX Capital was guarantor of the note.

(3)The collateral is a blanket lien on LOC’s assets.

See Note 11 to the Company’s consolidated financial statements included in the 2021 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Revolving Line of Credit

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025.

In 2021, Renin’s credit facility with TD Bank was amended to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit was to revert to $20.0 million and any amounts outstanding in excess of $20.0 million was to be repaid by Renin. The amendments to the credit facility also (i) waived the requirement for Renin to comply with certain ratios included in the financial covenants of the facility, (ii) temporarily increased the maximum total leverage ratio included in the financial covenants of the facility through December 31, 2022, (iii) modified the calculation of the maximum total leverage ratio, and (iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the amendments prohibited Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company were to revert to the requirements under the facility prior to the amendments in 2021.

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended effective March 31, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $8.5 million of the note to Renin in May 2022 and expects to fund the remaining $5.0 million of the note to Renin prior to May 31, 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances (including the $13.5 million promissory note) from BBX Capital to Renin be subordinated and postponed until the TD Bank credit facility has been paid or satisfied in full.

Adverse events, including inflationary and cost pressures, labor shortages, and supply chain disruptions, continue to have a material negative impact on Renin’s operating results and financial condition and may cause Renin to again fall out of compliance with the terms of its outstanding credit facility with TD Bank. In such case, if Renin is unable to obtain additional waivers or modifications to the facility, Renin may lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which could have a material adverse effect on the Company’s liquidity, financial position, and results.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2021 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

IberiaBank Note

In August 2021, BBX Sweet Holdings and certain of its subsidiaries, including The Hoffman Commercial Group, Inc., borrowed $1.4 million from IberiaBank and issued a note payable to IberiaBank (the “IberiaBank Note”). The IberiaBank Note was secured by land and buildings owned by The Hoffman Commercial Group, Inc. and was guaranteed by BBX Capital. In March 2022, The Hoffman Commercial Group, Inc. closed on the sale of the land and building held as collateral, and the IberiaBank Note was repaid-in-full. Included in other income in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 was a $0.9 million net gain from The Hoffman Commercial Group, Inc’s sale of the land and building for net proceeds of $2.7 million.

7. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of March 31, 2022, the percentage of total common equity represented by the Class A and Class B Common Stock was 76% and 24%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2001 Incentive Plan (“2021 Plan”)

On January 18, 2022, BBX Capital’s compensation committee of the board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to its executive and non-executive officers and 205,029 restricted shares of BBX Class B Common Stock to an executive officer of the Company under the  2021  Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million, and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022. The weighted average grant date fair value was $10.34. The unearned compensation expense as of March 31, 2022 was $7.3 million.

Compensation cost for restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of restricted stock awards is generally based on the market price of the Company’s common stock on the grant date. For awards that are subject only to service conditions, the Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards, and the impact of forfeitures are recognized when they occur.

Share Repurchase Program

In January 2022, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased during the three months ended March 31, 2022.

During the three months ended March 31, 2021, 338,897 shares of the Company’s Class A Common Stock were purchased for approximately $2.1 million under the Company’s then existing 2020 stock repurchase program, which reflects an average cost of $6.30 per share, including fees.

8. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Trade sales - wholesale	$37,587	42,468
Trade sales - retail	28,162	3,446
Sales of real estate inventory	6,470	13,535
Revenue from customers	72,219	59,449
Interest income	1,149	1,650
Net gains on sales of real estate assets	1,329	105
Other revenue	779	671
Total revenues	$75,476	61,875

As of March 31, 2022 and December 31, 2021, the contingent purchase price receivable of $19.3 million and $19.9 million included in the Company’s condensed consolidated statements of financial condition, respectively, represents estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders. As of March 31, 2022 and December 31, 2021, the Company’s other liabilities in its condensed consolidated statements of financial condition included $0.6 million of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

9. Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for three months ended March 31, 2022 and 2021 was approximately 32% and 29%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes.

Certain of Bluegreen Vacations Holding Corporation’s (“Bluegreen Vacations”) state filings covering tax periods prior to the spin-off of the Company are under examination which may result in the audit of the Company’s subsidiaries. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

10. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if restricted stock awards issued by BBX Capital were vested. Common restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2022	2021
Basic (loss) earnings per common share
Numerator:
Net (loss) income	$(1,926)	2,455
Noncontrolling interests net loss (income)	110	(110)
Net (loss) income available to common shareholders	$(1,816)	2,345
Denominator:
Basic weighted average number of common shares outstanding	15,475	19,282
Basic (loss) earnings per common share	$(0.12)	0.12
Diluted (loss) earnings per common share
Numerator:
Net (loss) income available to common shareholders	$(1,816)	2,345
Denominator:
Basic weighted average number of common shares outstanding	15,475	19,282
Effect of dilutive stock-based compensation	—	—
Diluted weighted average number of common shares outstanding	15,475	19,282
Diluted (loss) earnings per common share	$(0.12)	0.12

During the three month ended March 31, 2022, 776,552 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. There were no restricted stock awards outstanding during the three months ended March 31, 2021.

11. Noncontrolling Interests

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 of $1.1 million relates to a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interest in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to that date. As a result, during the three months ended March 31, 2022, the Company’s condensed consolidated results of operations and comprehensive loss included the results of operation of IT’SUGAR and the Company’s condensed consolidated results of operations and comprehensive loss excluded the results of operation of IT’SUGAR during the three months ended March 31, 2021.

The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.1 million for the three months ended March 31, 2022.

The noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 of $0.9 million and $1.1 million, respectively, is comprised i) of a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and ii), an $0.7 million and $0.8 million noncontrolling interest in IT’SUGAR FL II, LLC.

IT’SUGAR FL II, LLC operates IT’SUGAR’s new location in Hawaii and is a consolidated variable interest entity. Included in the Company’s condensed consolidated statement of financial condition as of March 31, 2022 was $9.6 million of total assets and $7.9 million of total liabilities of IT’SUGAR FL II, LLC. Included in the Company’s condensed consolidated statement of financial condition as of December 31, 2021 was $11.2 million of total assets and $9.1 million of total liabilities of IT’SUGAR FL II, LLC. During the three months ended March 31, 2022 and 2021, the Company attributed ($39,000) and $0.1 million, respectively, of net (loss) income to this noncontrolling interest.

12. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is party to lawsuits as plaintiff or defendant involving its operations and activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of March 31, 2022.

Other Commitments and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is a guarantor of 50% of the outstanding balance of a third-party mortgage loan to the Bayview real estate joint venture, which had an outstanding balance of $5.0 million as of March 31, 2022. In February 2022, the Company agreed to sell its equity interest in the joint venture to its partner in the joint venture. Under the terms of the agreement, the joint venture partner will fully assume the liability for the mortgage loan on the property and BBX Capital’s existing guaranty on 50% of the outstanding loan balance as well as any liabilities that arise following the closing. However, the consummation of the sale is subject to certain closing conditions, including obtaining a release from the lender of BBX Capital’s guaranty on the outstanding loan balance and for any liabilities that arise following the closing, and there is no assurance that the transaction will be consummated pursuant to the terms of the agreement, or at all.

•BBX Capital is guarantor on a lease agreement executed by IT’SUGAR for base rent of $0.7 million and common area costs for a lease which expires in January 2023.

•BBX Capital also is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 6 for additional information regarding these obligations.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$114,632	114,632	114,632	—	—
Restricted cash	1,000	1,000	1,000	—	—
Note receivable from Bluegreen Vacations	50,000	49,230	—	—	49,230
Financial liabilities:
Notes payable and other borrowings	55,575	56,458	—	—	56,458

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,045	118,045	118,045	—	—
Restricted cash	1,000	1,000	1,000	—	—
Note receivable from Bluegreen Vacations	50,000	50,340	—	—	50,340
Financial liabilities:
Notes payable and other borrowings	54,883	56,360	—	—	56,360

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

14. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 82% of BBX Capital’s total voting power. Mr. Alan B. Levan also serves as the Chairman, Chief Executive Officer, and President of Bluegreen Vacations, and Mr. Abdo also serves as Vice Chairman of Bluegreen Vacations. Additionally, Mr. Jarett Levan and Mr. Wise serve as directors of Bluegreen Vacations.

Included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income during the three months ended March 31, 2022 and 2021 was $0 and $0.2 million, respectively, of rent for office space provided by Bluegreen Vacations to the Company. The Company reimbursed Bluegreen Vacations the actual cost of providing the services. The Company accrued $0.1 million of rent income from Bluegreen Vacations at March 31, 2022 as Bluegreen Vacations began renting office space from the Company in November 2021.

During the three months ended March 31, 2022 and 2021, the Company paid Abdo Companies, Inc. approximately $44,000 and $38,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $0.2 million and $60,000, net of services provided to the Company by Altman Companies, during the three months ended March 31, 2022 and 2021 in return for such services.

Included in other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss or income for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively, for providing risk management consulting services to Bluegreen Vacations. Included in interest income is $40,000 on loans receivable from IT’SUGAR for the three months ended March 31, 2021. The interest income on the IT’SUGAR loan receivable was not eliminated in consolidation during the three months ended March 31, 2021 as the Company did not consolidate IT’SUGAR during this period. See Note 16 for further discussion.

Included in the Company’s condensed consolidated statements of operations and comprehensive loss as a reduction to selling, general and administrative expenses during each of the three months ended March 31, 2022 and 2021 was $0.2 million for management advisory services provided to Bluegreen Vacations by the Company.

In connection with the spin-off, of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time, and in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three months ended March 31, 2022 and 2021 was $0.8 million and $1.1 million, respectively, of interest income received on the note.

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

In the segment information for the three months ended March 31, 2022 and 2021, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses and interest income on the $50.0 million note receivable from Bluegreen Vacations.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2022 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	29,357	33,488	2,905	(1)	65,749
Sales of real estate inventory	6,470	—	—	—	—	6,470
Interest income	545	—	—	—	604	1,149
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	516	—	—	445	(182)	779
Total revenues	8,860	29,357	33,488	3,350	421	75,476
Costs and expenses:
Cost of trade sales	—	18,373	31,774	859	—	51,006
Cost of real estate inventory sold	2,235	—	—	—	—	2,235
Interest expense	—	247	566	1	(278)	536
Recoveries from loan losses, net	(648)	—	—	—	—	(648)
Impairment losses	—	64	—	—	—	64
Selling, general and administrative expenses	2,398	12,675	4,660	1,999	5,632	27,364
Total costs and expenses	3,985	31,359	37,000	2,859	5,354	80,557
Operating income (losses)	4,875	(2,002)	(3,512)	491	(4,933)	(5,081)
Equity in net earnings of unconsolidated real estate joint ventures	1,532	—	—	—	—	1,532
Other income	(13)	872	—	2	123	984
Foreign exchange loss	—	—	(189)	—	—	(189)
Income (loss) before income taxes	$6,394	(1,130)	(3,701)	493	(4,810)	(2,754)
Total assets	$186,617	139,991	108,952	6,809	90,003	532,372
Expenditures for property and equipment	$—	1,357	270	26	231	1,884
Depreciation and amortization	$—	1,493	819	33	57	2,402
Debt accretion and amortization	$9	44	32	—	—	85
Cash and cash equivalents	$74,412	7,713	523	2,009	29,975	114,632
Real estate equity method investments	$53,666	—	—	—	—	53,666
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$5,535	15,966	48,077	22	(14,025)	55,575

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	4,982	38,691	2,241	—	45,914
Sales of real estate inventory	13,535	—	—	—	—	13,535
Interest income	475	—	—	—	1,175	1,650
Net gains on sales of real estate assets	105	—	—	—	—	105
Other revenue	398	—	—	430	(157)	671
Total revenues	14,513	4,982	38,691	2,671	1,018	61,875
Costs and expenses:
Cost of trade sales	—	3,828	32,656	409	—	36,893
Cost of real estate inventory sold	7,858	—	—	—	—	7,858
Interest expense	—	26	410	1	(147)	290
Recoveries from loan losses, net	(508)	—	—	—	—	(508)
Selling, general and administrative expenses	1,974	1,571	4,304	1,506	3,843	13,198
Total costs and expenses	9,324	5,425	37,370	1,916	3,696	57,731
Operating income (losses)	5,189	(443)	1,321	755	(2,678)	4,144
Equity in net loss of unconsolidated real estate joint ventures	(271)	—	—	—	—	(271)
Other income	—	26	—	(1)	38	63
Foreign exchange loss	—	—	(480)	—	—	(480)
Income (loss) before income taxes	$4,918	(417)	841	754	(2,640)	3,456
Total assets	$163,449	27,007	105,216	7,141	139,138	441,951
Expenditures for property and equipment	$—	3	237	12	14	266
Depreciation and amortization	$—	81	631	30	49	791
Debt accretion and amortization	$219	19	12	—	—	250
Cash and cash equivalents	$31,924	1,001	1,939	1,985	50,958	87,807
Real estate equity method investments	$60,402	—	—	—	—	60,402
Goodwill	$—	—	6,936	—	—	6,936
Notes payable and other borrowings	$21,028	1,407	46,473	39	—	68,947

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

Between May 2020 and September 2020, IT’SUGAR reopened nearly all of its approximately 100 locations that were open prior to the pandemic. Although IT’SUGAR reopened its retail locations and received an advance of $2.0 million from a subsidiary of BBX Capital under an existing credit facility, IT’SUGAR was unable to maintain sufficient liquidity to sustain its operations. As a result, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the Bankruptcy Cases, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR was a VIE in which the Company was not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. Following the deconsolidation of IT’SUGAR, the Company accounted for its investment in IT’SUGAR at cost less impairment, if any.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of IT’SUGAR at the consolidation date (in thousands):

Cash	$6,909
Trade accounts receivable	584
Trade inventory	5,337
Property and equipment	19,291
Identifiable intangible assets (1)	9,670
Operating lease assets (2)	54,421
Other assets	3,323
Total assets acquired	99,535
Accounts payable	(2,517)
Accrued expenses	(8,445)
Other liabilities	(124)
Operating lease liabilities	(63,143)
Notes payable and other borrowings (4)	(10,054)
Total liabilities assumed	(84,283)
Fair value of identifiable net assets	15,252
Fair value of net assets acquired	28,590
Fair value of redeemable noncontrolling interest	936
Fair value of IT'SUGAR	29,526
Goodwill	$14,274

Gain on the consolidation of IT'SUGAR (3)	$15,890

(1)Identifiable intangible assets primarily include the estimated fair value of IT’SUGAR’s trademark, which is being amortized over an estimated expected useful life of 15 years.

(2)Includes a net intangible liability of $8.7 million related to off market rents associated with certain of IT’SUGAR’s retail locations that is expected to be recognized over a weighted average lease term of approximately 8 years.

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

The following summarizes the Company’s methodologies for estimating the fair values of certain assets and liabilities associated with the consolidation of IT’SUGAR and the fair value of BBX Capital’s existing investment in IT’SUGAR:

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

Remeasurement of Existing Investment in IT’SUGAR – As part of the acquisition method of accounting, the Company is required to remeasure the carrying value of its existing interests in IT’SUGAR at fair value as of the consolidation date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of its investment in IT’SUGAR as of the consolidation date. The Company’s discounted cash flow methodology established an estimate of the fair value of IT’SUGAR by estimating the present value of the projected future cash flows to be generated from IT’SUGAR. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with IT’SUGAR. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of IT’SUGAR were the terminal value, the discount rate, and the forecast of future cash flows.

Redeemable Noncontrolling Interest – Represents a 9.65% redeemable noncontrolling interest in IT'SUGAR’s Class B Units.

The results of operations of IT’SUGAR are included in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 but are not included in the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2021. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s condensed consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Trade sales	$24,255	—
Loss before income taxes	$(1,021)	—

The following unaudited financial data presents the Company’s actual revenues and earnings or loss for the three months ended March 31 2022 and the Company’s pro forma earnings for the three months ended March 31, 2021 as if the Company consolidated IT’SUGAR had emerged from bankruptcy on January 1, 2020 (in thousands):

	Actual	Pro Forma
	March 31,	March 31,
	2022	2021
Trade sales	$65,749	64,979
(Loss) income before income taxes	$(2,754)	2,181
Net (loss) income	$(1,926)	1,459
Net (loss) income attributable to shareholders	$(1,816)	1,507

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refers to BBX Capital, Inc. and its consolidated subsidiaries, and the term “BBX Capital” refers to BBX Capital, Inc. as a standalone entity. BBX Capital’s principal holdings are BBX Capital Real Estate, LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) and Renin Holdings, LLC (“Renin”).

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). These risks and uncertainties also include risks relating to public health issues and general economic uncertainties, including, in particular, the COVID-19 pandemic, labor shortages, increases in interest rates, and current inflationary trends. It is not currently possible to accurately assess the expected duration and effects of the COVID-19 pandemic or the uncertain economic environment which create a number of risks that could adversely impact our business. These include impacts on (i) consumer demand, (ii) disruptions in global supply chains, (iii) employee absenteeism and a general labor shortage, (iv) disruptions in credit and capital markets, (v) customer retention and (vi) heightened cybersecurity risks. The duration and severity of these factors as well as the resulting adverse impact on economic and market conditions, are uncertain, and the Company may continue to be adversely impacted by these conditions in future periods. The overall situation is extremely fluid, and it is impossible to predict the timing of future changes in these factors and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic or the current economic conditions will result in prolonged changes in our customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

In addition, current inflationary trends may adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in costs related to shipping and raw materials. The significant increase in Renin’s costs could impact Renin’s ability to comply with the terms of its debt covenants requiring additional loan paydowns. These inflationary trends could have a material effect on the Company’s results of operations and financial condition if the Company is unable to increase prices to its customers to offset the increase in its costs.

The continuing effect of the COVID-19 pandemic, increasing interest rates and other actions the Federal Reserve may take in response to inflationary pressure as well as other factors, may cause a downturn in the economic environment, which could also have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn is prolonged in nature and impacts consumer demand, materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, delays the production and shipment of products and raw materials from foreign suppliers or increases shipping costs.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, increased competition for qualified employees, federal unemployment subsidies, and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19 or as a result of general economic conditions or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

Rising interest rates could also have an adverse impact on home sales, the availability of financing, and the profitability of development projects, as a majority of development costs are financed with third party debt.

While the Company believes that the bankruptcy process has improved IT’SUGAR’s financial condition as a result of the relief it obtained in relation to its pre-petition liabilities and amendments to its lease agreements, the Company continues to be subject to risks and uncertainties related to IT’SUGAR that have had and could continue to have a material adverse effect on the Company and IT’SUGAR’s business, results of operations, and financial condition. These risks and uncertainties include, without limitation, the potential for additional disruptions to its operations if there is another outbreak of COVID-19 or a similar pandemic; risks associated with the current economic environment with respect to demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions which have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “temporary” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provided for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, IT’SUGAR continues to bear the costs of staffing and procuring inventory and the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs have increased as fixed rental payments under these leases have resumed and IT’SUGAR’s overall exposure to risks related to fixed rental obligations have begun to increase and revert to pre-bankruptcy levels in relation to such locations; and the risk that landlords may exercise their right to terminate certain leases where rent was reduced or in relation to IT’SUGAR’s temporary retail locations.

The risk factors described in the 2021 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

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

Critical Accounting Policies

See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” in the Company’s 2021 Annual Report for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of March 31, 2022, the Company had total consolidated assets of $532.4 million and shareholders’ equity of $320.8 million.

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

Impact of Current Economic Conditions

Headline inflation accelerated to 8.5%, its highest level since 1982, and the Federal Reserve has signaled that it plans to address inflation through monetary policy, including the wind-down of quantitative easing and by raising the Federal Funds rate. The Russian invasion of Ukraine and the embargoes against Russia as well as China’s actions in addressing COVID-19 cases in that country have worsened supply chain issues with the potential of further exacerbating inflationary trends. These conditions can negatively affect our operating results by resulting in: (i) higher interest expense on variable rate debt, (ii) increased risk of impairment associated with higher discount rates, (iii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iv) higher overall operating expenses due to increases in labor and service costs, and (v) a shift in customer behavior to the extent that higher prices affect customer retention.

These conditions have resulted in efforts by us to increase prices; however, such increases may not be accepted by our customers or may not adequately offset the increases in our costs, and could negatively impact customer retention.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Although such factors have not yet materially impacted BBXRE’s results of operations, these increases and increases in interest rates may have a material impact on BBXRE’s operating results in future periods and may also impact consumer and customer behavior.

Similarly, as a result of ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations which IT’SUGAR believes has negatively impacted its sales volumes. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions has also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin, have nonetheless been negatively impacted by these cost pressures, and the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates will also adversely impact Renin’s results and additionally, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopen, particularly in the United States.

There is no assurance that the Company’s operating subsidiaries will be able to continue increasing prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2022 compared to the same 2021 period:

•Total consolidated revenues of $75.5 million, a 22.0% increase compared to the same 2021 period.

•Loss before income taxes of $2.8 million compared to income before income taxes of $3.5 million during the same 2021 period.

•Net loss attributable to shareholders of $1.8 million compared to a net income attributable to shareholders of $2.3 million during the same 2021 period.

•Diluted loss per share of ($0.12) compared to a diluted earnings per share of $0.12 for the same 2021 period.

The Company’s consolidated results of operations for the three months ended March 31, 2022 compared to the same 2021 period were significantly impacted by the following:

•The recognition by Renin of a loss before income taxes of $3.7 million during the 2022 period due to (i) a decline in its gross margin percentage due to a significant increase in costs related to freight and raw materials incurred in 2022 compared to 2021 and (i) a decline in sales primarily attributable to backordered inventory resulting from supply chain disruptions, delays in shipments to customers due to ongoing price negotiations, and disruptions in shipping and facilities associated with inclement weather and restrictions related to COVID-19 in January 2022;

•The recognition by BBX Sweet Holdings of a loss before income taxes of $1.1 million during the 2022 period primarily due to the inclusion of IT’SUGAR in the Company’s results of operations for the three months ended March 31, 2022, as the Company reconsolidated IT’SUGAR in June 2021 upon IT’SUGAR’s emergence from bankruptcy; and

•An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2022 period, including the impact of restricted stock awards granted in January 2022; partially offset by

•An increase in income before income taxes recognized by BBXRE primarily attributable to equity earnings from its Marbella joint venture and the recognition of a gain upon the sale of a legacy asset during the 2022 period, partially offset by a net decrease in sales activity at BBXRE’s Beacon Lake Community development, as BBXRE sold 44 developed lots to homebuilders during the 2022 period compared to 128 lots during the 2021 period.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
BBX Capital Real Estate	$6,394	4,918	1,476
BBX Sweet Holdings	(1,130)	(417)	(713)
Renin	(3,701)	841	(4,542)
Other	493	754	(261)
Reconciling items and eliminations	(4,810)	(2,640)	(2,170)
(Loss) income before income taxes	(2,754)	3,456	(6,210)
Benefit (provision) for income taxes	828	(1,001)	1,829
Net (loss) income	(1,926)	2,455	(4,381)
Net loss (income) attributable to noncontrolling interests	110	(110)	220
Net (loss) income attributable to shareholders	$(1,816)	2,345	(4,161)

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

Business Update

As further described in the Company’s 2021 Annual Report, BBXRE’s operations have recently benefited from an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, as sales at BBXRE’s single-family home developments and leasing at its multifamily apartment developments sponsored by the Altman Companies are generally exceeding pre-pandemic levels. Further, BBXRE has recently observed (i) significant investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sale of communities sponsored by the Altman Companies in 2021 and recent interest in communities for which development is expected to be completed in 2022, and (ii) available debt and equity capital for financing new multifamily apartment developments, as evidenced by the Altman Companies commencing the development of three multifamily apartment communities in 2021 and another multifamily community in the first quarter of 2022.

However, there has also been a significant increase in land, commodity, and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. In addition to these factors impacting the timing of certain projects currently under construction, the factors are also impacting the commencement of new development opportunities. Further, in addition to increasing the cost of the Company’s outstanding indebtedness, rising interest rates will at some point likely have an adverse impact on home sales, the availability of financing, and the profitability of development projects, as a majority of development costs are financed with third party debt. Although such factors have not yet materially impacted BBXRE’s results of operations, these factors may have a material impact on BBXRE’s operating results in future periods, as described in further detail below. In addition, as further described in the Company’s 2021 Annual Report, the COVID-19 pandemic resulted in significant uncertainty and volatility in the overall economy, which could have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

As previously discussed in the Company’s 2021 Annual Report, BBXRE’s operating results in 2021 significantly benefited from the impact of demand for single-family and multifamily housing on certain of its existing investments, and BBXRE currently expects certain of its existing investments to benefit from these factors in 2022. However, BBXRE currently expects a relative decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects a combination of (i) the accelerated monetization of certain investments from future years into 2021 and 2022 and (ii) the temporary delay of the commencement of new projects in 2020 due to the COVID-19 pandemic. Accordingly, BBXRE is focused on the sourcing and deployment of capital in investments in new development opportunities, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. Due to the currently expected life cycle of these developments, in which the monetization of an investment generally occurs approximately three years following the commencement of the development, BBXRE does not expect its operating results to significantly benefit from these efforts in the near term but believes that these investments are ultimately consistent with BBX Capital’s goal to build long-term shareholder value and BBXRE’s goal of building a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows in future periods. However, there is no assurance that these investments in new development opportunities will be successful.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of purchase), of $9.4 million in January 2023. Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million; however, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies.

As of March 31, 2022, BBXRE had investments in nine active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at March 31, 2022	Expected Exit/Sales Date	Carrying Value of BBXRE Investment at March 31, 2022
Altis Grand Central	Tampa, Florida	314	Stabilized - 97% Occupied	2031	$731
Altis Little Havana	Miami, Florida	224	Under Construction - Expected Completion in 2022	2022	1,078
Altis Miramar East/West	Miramar, Florida	650	Construction Complete. In Lease-Up	2022	2,904
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	2023	11,144
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2023	2025	442
Altis Lake Willis Phase 2	Orlando, Florida	230	Predevelopment	TBD	2,715
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	2025	3,641
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2023	2025	351
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2023	2025	409

(1)The carrying value of BBXRE’s investment at March 31, 2022 includes $10.6 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

Existing Developments

During the three months ended March 31, 2022, the Altman Companies commenced the delivery of completed units at Altis Miramar East/West and expects the construction at Altis Little Havana community to be substantially completed during the second quarter of 2022.

While the Altman Companies previously anticipated that the Altis Little Havana joint venture would continue to hold the Altis Little Havana community as a longer term investment, the joint venture is currently pursuing a possible sale of Altis Little Havana based on current investor interest in the acquisition of stabilized multifamily communities of this type. However, there is no assurance that there will be continued investor interest or that the property will be sold in the short term on advantageous terms, or at all.

New Developments

In February 2022, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Santa Barbara, a planned 242-unit multifamily apartment community in Naples, Florida, and BBXRE invested $0.4 million in the managing member of the joint venture.

Other

As previously described in the Company’s 2021 Annual Report, developments sponsored by the Altman Companies benefited from the increase in demand for multifamily apartment housing in many of the markets in Florida in which the Altman Companies operates, as the volume of new leases and rental rates at its completed developments generally exceeded pre-pandemic levels and expectations and have continued to increase. The Altman Companies has also observed increased investor demand for the acquisition of stabilized multifamily apartment communities. However, there is no assurance that the demand in the housing markets and for investments in these communities will continue.

With respect to its communities for which construction is expected to be completed in 2022, including Altis Little Havana, Altis Miramar East/West, and Altis Ludlam Trail, the timing of the completion of these projects were adversely impacted by supply chain disruptions, and the Altman Companies currently expects that the costs to develop certain of these projects will be in excess of the estimated development costs. With respect to these communities as well as its communities for which construction commenced in 2021 and 2022, the Altman Companies currently believes that the higher rental rates resulting from increased demand for multifamily housing and investor demand for the acquisition of stabilized multifamily apartment communities may to some extent offset the impact of higher development costs on the profits expected to be earned on such developments; however, in light of the timing of the expected completion of these developments and uncertainty associated with general market conditions, including an expected increase in interest rates and the possible impact on the economy and investor demand, there is no assurance that the profits expected to be earned on these developments will not be adversely impacted by these factors.

In addition to its existing development portfolio, the Altman Companies has been focused on the identification of new opportunities primarily located in South Florida, Orlando, Florida, and the greater Tampa, Florida area, all of which have experienced increased demand for multifamily housing. While the Altman Companies believes that debt and equity capital is currently available for new development opportunities, it has observed a significant increase in land, commodity, and labor prices, as well as supply chain disruptions and material shortages, all of which are expected to significantly increase development costs and result in possible delays in connection with developing new multifamily apartment communities. The Altman Companies is continuing to evaluate the impact of these costs on the overall profitability of its potential future developments and has observed compression in the profits expected to be earned from developments in its pipeline. Accordingly, the Altman Companies may make a determination to not pursue prospective opportunities in its pipeline. Notwithstanding the potential mitigating factors of higher rental rates and investor demand for the acquisition of stabilized multifamily apartment communities, a significant increase in development costs could have a material impact on the Altman Companies’ operations, including, but not limited to, (i) a decrease in the availability of equity and/or debt financing as a result of a decrease in projected investor profits and (ii) a decrease in the expected profits of development projects that are ultimately pursued. Such factors could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures related to prospective development opportunities that are abandoned, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

In addition to the impact of higher costs, economic and market conditions are also uncertain as a result of various factors, including inflationary pressures and expected increases in interest rates. A prolonged economic downtown resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices as a result of, among other things, supply chain disruptions and material shortages, labor prices, and property insurance costs as compared to pre-pandemic levels, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and is expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders who are constructing single-family homes and townhomes that are planned to range from 1,400 square feet to 4,400 square feet and have base prices ranging from the high $300,000’s to the $700,000’s. Other than in the case of the lots comprising Phase 4, the agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales.

BBXRE has substantially completed the development of the lots comprising Phases 1 and 2 of the Beacon Lake Community and expects to complete the development of the lots comprising Phase 3 in 2022. In 2021, BBXRE sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of March 31, 2022:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(470)	(186)	—	(299)	(1,257)
Remaining lots to sell	—	9	10	200	—	219
Lots under contract with homebuilders	—	(9)	(10)	(200)	—	(219)
Available lots	—	—	—	—	—	—

(1)As further described in Note 2 to the Company’s consolidated financial statements included in the 2021 Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3. As of March 31, 2022, BBXRE had recognized a contingent purchase price receivable of $19.3 million related to the sale of lots in the Beacon Lake Community.

The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Total
		Single-family	Townhomes
Lots sold to homebuilders	302	470	186	958
Homes closed	301	256	117	674
Homes remaining to close	1	214	69	284

At the current time, BBXRE does not expect the observed increases in commodity and labor prices to materially impact its costs to develop the lots in Phase 3 but does expect that the costs to construct homes on the developed lots throughout the Beacon Lake Community will be impacted. BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire lots from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales is being offset to some extent by an increase in prices for single-family homes. However, there is no assurance that this will continue to be the case, and the increase in construction costs could result in requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, while there has been continued demand for homes at the Beacon Lake Community, other market factors, including an increase in interest rates on mortgage loans, could negatively impact demand and the estimated selling prices of homes in the community, which would have a negative impact on the expected contingent purchase price due from homebuilders upon the sale of homes in the community.

Single-Family Development Joint Ventures

Prior to 2021, BBXRE invested approximately $7.4 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of March 31, 2022, the joint venture had entered into contracts to sell all of its remaining 107 single-family homes, as closings commenced in September 2021. During the three months ended March 31, 2022, the joint venture closed on the sale of 19 single-family homes, and BBXRE recognized $1.8 million of equity earnings and received $2.0 million of distributions from the venture.

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the three months ended March 31, 2022, the joint venture closed on the sale of 24 single-family homes, and BBXRE recognized $0.2 million of equity earnings and received $0.5 million of distributions from the venture. As of March 31, 2022, the joint venture had executed sales contracts on an additional 14 single-family homes, and closings on such sales are expected to occur in 2022.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. As of March 31, 2022, the joint venture had commenced construction of the community and executed sales contracts on 115 single-family homes.

Although the above joint ventures expect to incur increased costs to construct homes in their respective communities and have experienced disruptions in supply chains and supply shortages, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments. While there is no assurance that this will be the case, it is expected that higher demand and sales prices for single-family homes will to some extent offset the increase in construction costs.

Bayview Joint Venture

In 2014, BBXRE invested in a joint venture with an affiliate of Procacci Development Corporation (“Procacci”). At the inception of the venture, BBXRE and Procacci each contributed $1.8 million to the venture in exchange for a 50% equity interest, and the joint venture acquired approximately three acres of real estate in Fort Lauderdale, Florida for $8.0 million. As of March 31, 2021, the carrying amount of BBXRE’s investment in the joint venture was $1.4 million.

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

Other Pending Real Estate Sales

During the first quarter of 2022, BBXRE entered into an agreement to sell approximately 119 acres of vacant land located in St. Lucie County, Florida for a sales price of approximately $23.0 million, subject to certain adjustments. The vacant land is a legacy asset acquired by a predecessor of BBXRE and has a carrying value of approximately $0.4 million. The transaction is currently expected to close in December 2022 or an earlier date as designated by the buyer. However, the closing of the transaction is subject to customary closing conditions, and there is no assurance that the property will be sold pursuant to the terms of the contract, or at all.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Sales of real estate inventory	$6,470	13,535	(7,065)
Interest income	545	475	70
Net gains on sales of real estate assets	1,329	105	1,224
Other revenues	516	398	118
Total revenues	8,860	14,513	(5,653)
Cost of real estate inventory sold	2,235	7,858	(5,623)
Recoveries from loan losses, net	(648)	(508)	(140)
Selling, general and administrative expenses	2,398	1,974	424
Total costs and expenses	3,985	9,324	(5,339)
Operating income	4,875	5,189	(314)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	1,532	(271)	1,803
Other expense	(13)	—	(13)
Income before income taxes	$6,394	4,918	1,476

BBXRE’s income before income taxes for the three months ended March 31, 2022 compared to the same 2021 period increased by $1.5 million primarily due to the following:

•An increase in equity in net earnings of unconsolidated joint ventures primarily due to the Marbella joint venture’s single-family home sales during the three months ended March 31, 2022, which resulted in the recognition of $1.8 million of equity earnings from BBXRE’s investment in the venture; and

•An increase in gains on the sales of real estate assets from the legacy portfolio of foreclosed assets; partially offset by

•A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 44 developed lots during the 2022 period compared to 128 developed lots during the 2021 period; and

•An increase in selling, general and administrative expenses primarily associated with new hires, which reflects the impact of BBXRE’s newly formed logistics real estate division, and increased incentive compensation.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products, and (iii) Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida.

BBX Sweet Holdings owns over 90% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. As a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2022. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of

IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR.

As a result of the above, IT’SUGAR’s results of operations are included in the Company’s statement of operations and comprehensive income for the three months ended March 31, 2022 but are not included in the Company’s statement of operations and comprehensive income for the three months ended March 31, 2021.

Business Update

IT'SUGAR

As of March 31, 2022, IT’SUGAR was operating approximately 100 retail locations across the United States, including 13 “temporary” retail locations.

Since June 2021, IT’SUGAR has been focused on (i) expanding its “candy department store” concept (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii) in select high-traffic resort and entertainment locations across the United States, (ii) evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates of retail space, and (iii) improving the remaining maturity of its store portfolio by extending the lease terms of its existing successful retail locations, as well as expanding the size of certain retail locations.

The following summarizes activities in IT’SUGAR’s store portfolio in 2022:

•IT’SUGAR opened (i) an expansion of an existing retail location in Coney Island, New York, (ii) an expanded relocation of a store at an existing location in Branson, Missouri, and (iii) a “large format” temporary retail location in Chicago, Illinois;

•IT’SUGAR executed lease agreements for (i) a 17,000 square foot “candy department store” in a high-traffic metropolitan area, (ii) its first international location, (iii) two “large format” temporary retail locations in high-traffic metropolitan areas, (iv) a relocation of a store at an existing location, and (iv) one new location; and

•IT’SUGAR closed three retail locations.

With respect to the “temporary” retail locations that IT’SUGAR opened during its Bankruptcy, these locations required initial capital investments that were generally significantly lower than the investments required for IT’SUGAR’s traditional retail locations and were leased with terms ranging from 13-36 months and which generally provided for the payment of rent based on a percentage of sales generated at the applicable location. Although IT’SUGAR has been seeking to extend the term of the leases for certain of these locations, certain of the landlords have indicated that they do not intend to extend the term of the leases, and in some cases, IT’SUGAR has closed the locations. IT’SUGAR is continuing to seek to add additional “temporary” retail locations but is also pursuing possible “large format” locations which may require higher initial capital investments but are currently expected by IT’SUGAR to generate higher sales. Further, the leases for these locations may include fixed rental obligations as opposed to lease payments based on a percentage of sales. As certain of these temporary locations are in high-traffic metropolitan locations in which IT’SUGAR desires to expand, IT’SUGAR believes that these temporary locations will allow IT’SUGAR to better evaluate whether it should incur the capital expenditures and lease obligations related to longer-term retail locations in these locales.

As previously disclosed, during the course of its bankruptcy, IT’SUGAR executed lease amendments with respect to 78 of its 96 retail locations. Although the specific terms of the executed lease amendments vary, the amended leases generally provided for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provided for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the Chapter 11 Cases. Following such periods of time, the amended leases generally require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. As the temporary rent relief provided by these amendments expired in December 2021 for many of IT’SUGAR’s leases, IT’SUGAR experienced a relative increase in its occupancy costs during the three months ended March 31, 2022, as it recommenced the payment of previously scheduled fixed lease payments. In addition, for certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days. During the three months ended March 31, 2022, IT’SUGAR closed one of these locations as a result of the landlord’s exercise of its right to terminate the lease.

As previously disclosed, IT’SUGAR has experienced an improvement in its sales since the filing of its bankruptcy, and its sales have continued to improve during the first quarter of 2022. The following summarizes the increase in IT’SUGAR’s comparable store sales and total revenues during the quarter ended March 31, 2022 as compared to the comparable periods in 2021 and 2019:

	First Quarter 2022 Compared to First Quarter 2019 (2)	First Quarter 2022 Compared to First Quarter 2021
Comparable Store Sales (1)	16%	30%
Total Revenues	41%	27%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.

(2)Because IT’SUGAR’s results for the first quarter of 2021 and fiscal 2020 were impacted by the COVID-19 pandemic, the Company has included a comparison of its results for the quarter ended March 31, 2022 to the comparable period in 2019 in order to include a meaningful comparison to a period that was not impacted by the COVID-19 pandemic.

As a result of ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. To date, IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products. However, supply chain disruptions have also impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Additionally, IT’SUGAR has experienced an increase in payroll costs as a result of higher wages and shortages in available labor at its retail locations.

Las Olas Confections and Snacks and Hoffman’s Chocolates

During the three months ended March 31, 2022, the combined revenues of Las Olas Confections and Snacks’ and Hoffman’s Chocolates increased by approximately 4% as compared to their sales during the same 2021 period. However, they are also currently experiencing the impact of increased costs for raw materials and supply chain delays, as well as increased labor costs. In an effort to mitigate the impact of these factors, they have increased the price of certain of their products, while Las Olas Confections and Snacks has also focused on efforts to improve efficiencies in its manufacturing facility.

During the three months ended March 31, 2022, Hoffman’s Chocolates also sold its manufacturing facility in Greenacres, Florida, and substantially all of its products are now expected to be manufactured by Las Olas Confections and Snacks in future periods.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2022		2021	Change
Trade sales		$29,357	4,982	24,375
Cost of trade sales		(18,373)	(3,828)	(14,545)
Gross margin		10,984	1,154	9,830
Interest income		—	—	—
Other revenue		—	—	—
Interest expense		(247)	(26)	(221)
Impairment losses		(64)	—	(64)
Selling, general and administrative expenses		(12,675)	(1,571)	(11,104)
Total operating losses		(2,002)	(443)	(1,559)
Other income		872	26	846
Loss before income taxes		$(1,130)	(417)	(713)
Gross margin percentage	%	37.42	23.16	14.26
SG&A as a percent of trade sales	%	43.18	31.53	11.65
Expenditures for property and equipment		$1,357	3	1,354
Depreciation and amortization		$1,493	81	1,412
Debt accretion and amortization		$44	19	25

BBX Sweet Holdings’ loss before income taxes for the three months ended March 31, 2022 compared to the same 2021 period increased by $0.7 million primarily due to the following:

•An overall increase in operating losses associated with the consolidation of IT’SUGAR in the 2022 period, as IT’SUGAR has historically generated operating losses during the first quarter due to the seasonal decline in its sales, particularly during the months of January and February; and

•An increase in Las Olas Confections and Snacks’ cost of trade sales primarily due to higher material and labor costs; partially offset by

•The recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period associated with Hoffman’s Chocolates’ sale of its manufacturing facility in Greenacres, Florida.

Information regarding the results of operations for IT’SUGAR for the three months ended March 31, 2022 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2022		2021	Change
Trade sales		$24,255	—	24,255
Cost of trade sales		(14,130)	—	(14,130)
Gross margin		10,125	—	10,125
Other revenue		—	—	—
Interest expense		(176)	—	(176)
Impairment losses		(64)	—	(64)
Selling, general and administrative expenses		(10,938)	—	(10,938)
Total operating losses		(1,053)	—	(1,053)
Other income		32	—	32
Loss before income taxes		$(1,021)	—	(1,021)
Gross margin percentage	%	41.74	—	41.74
SG&A as a percent of trade sales	%	45.10	—	45.10

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and four manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and materials from China, Brazil, and certain other countries.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Business Update

During the three months ended March 31, 2022, Renin’s sales decreased as compared to the same period in 2021, primarily reflecting (i) backordered inventory resulting from supply chain disruptions, (ii) delays in shipments to customers due to ongoing price negotiations, (iii) disruptions in shipping and facilities associated with inclement weather and restrictions on business operations as a result of COVID-19 in January 2022 and (iv) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021. As a result, Renin’s retail channel comprised approximately 71% of its gross sales for the three months ended March 31, 2022 as compared to approximately 80% for the same period in 2021.

Renin has continued to experience a significant increase in costs related to shipping and raw materials, as well as delays in its supply chains, which have negatively impacted (i) its product costs and gross margin, (ii) its ability to fulfill customer orders, and (iii) its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and the overall decline in its gross margin. Further, as described below, these factors have negatively impacted Renin’s compliance with the covenants contained in its credit facility with TD Bank. In an effort to mitigate the impact of certain of these factors, Renin has sought to (i) negotiate increases in prices with its customers, (ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities.

Although Renin has taken steps intended to mitigate the risks it faces, Renin’s product costs and gross margin have been and are expected to continue to be adversely impacted in 2022. While Renin has successfully increased the prices of many of its products, including in many cases multiple times during 2021, the timing of the implementation of these price increases with its major customers has generally lagged behind the timing of the increases in its costs, which has resulted in significantly lower gross margins during the periods in which Renin has continued to fulfill orders prior to the implementation of the price increases. In addition, in certain cases, the negotiated price increases do not fully offset the increase in Renin’s costs, and as a result, Renin’s gross margins will continue to be negatively impacted unless it can negotiate additional price increases in the future, global supply chains stabilize, and/or Renin is able to identify and implement alternative methods to source and manufacture its products in a more cost effective manner.

As a result of the above factors, Renin’s gross margin percentage decreased from 15.6% during the three months ended March 31, 2021 to 5.1% during the same period in 2022.

Further, Renin’s efforts to mitigate its increase in costs have had and may have other negative impacts on Renin’s operations. In particular, the combination of higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers negatively impacted its liquidity and required it to obtain a temporary increase in the availability under its credit facility with TD Bank in July 2021, as further described below. In addition, although the increase in product and shipping costs is impacting the entire industry, generally resulting in an overall increase in prices, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

Further, although Renin’s manufacturing and distribution facilities remained open throughout the COVID-19 pandemic, worker shortages as a result of COVID-19 or otherwise may also result in the closure of facilities or cause such facilities to operate below capacity. Additionally, while consumer demand for Renin’s products generally remained strong throughout the COVID-19 pandemic, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopen, particularly in the United States, and Renin’s sales may be further impacted by changes in consumer demand as a result of various factors, including a potential recessionary environment resulting from the impacts of rising interest rates on market conditions.

In addition, Renin would be negatively impacted by an increase in interest rates, as its borrowings bear interest at variable rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank to include a $30.0 million term loan, increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025.

In 2021, Renin’s credit facility with TD Bank was amended to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit was to revert to $20.0 million and any amounts outstanding in excess of $20.0 million was to be repaid by Renin. The amendments to the credit facility also (i) waived the requirement for Renin to comply with certain ratios included in the financial covenants of the facility, (ii) temporarily increased the maximum total leverage ratio included in the financial covenants of the facility through December 31, 2022, (iii) modified the calculation of the maximum total leverage ratio, and (iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the amendments prohibited Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company were to revert to the requirements under the facility prior to the amendments in 2021.

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $8.5 million of the note to Renin in May 2022 and expects to fund the remaining $5.0 million of the note to Renin prior to May 31, 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances (including the $13.5 million promissory note) from BBX Capital to Renin be subordinated and postponed until the TD Bank credit facility has been paid or satisfied in full.

If the factors described above, including inflationary and cost pressures, labor shortages, and supply chain disruptions, continue to have a material negative impact on Renin’s operating results and financial condition, Renin may again fall out of compliance with the terms of its outstanding credit facility with TD Bank. If Renin falls out of compliance and is unable to obtain additional waivers or modifications of the facility, Renin may lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2021 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2022		2021	Change
Trade sales		$33,488	38,691	(5,203)
Cost of trade sales		(31,774)	(32,656)	882
Gross margin		1,714	6,035	(4,321)
Interest expense		(566)	(410)	(156)
Selling, general and administrative expenses		(4,660)	(4,304)	(356)
Total operating (loss) income		(3,512)	1,321	(4,833)
Other expense		—	—	—
Foreign exchange loss		(189)	(480)	291
(Loss) income before income taxes		$(3,701)	841	(4,542)
Gross margin percentage	%	5.12	15.60	(10.48)
SG&A as a percent of trade sales	%	13.92	11.12	2.80
Expenditures for property and equipment		$270	237	33
Depreciation and amortization		$819	631	188
Debt accretion and amortization		$32	12	20

Renin’s loss before income taxes for the three months ended March 31, 2022 was $3.7 million compared to $0.8 million of income during the same 2021 period. The decrease was primarily due to the following:

•A decrease in Renin’s sales as compared to the same period in 2021 primarily as a result of (i) backordered inventory resulting from supply chain disruptions, (ii) delays in shipments to customers due to ongoing price negotiations, (iii) disruptions in shipping and facilities associated with inclement weather and restrictions on business operations as a result of COVID-19 in January 2022, and (iv) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021;

•A decrease in Renin’s gross margin percentage primarily as a result of increased costs of shipping and raw materials;

•An increase in interest expense associated with higher amounts outstanding on Renin’s credit facility with TD Bank in order to fund higher working capital balances and an increase in interest rates; and

•An increase in selling, general, and administrative expenses primarily due to accrued severance expense associated with a former executive; higher labor costs and professional fees; partially offset by

•A decrease in foreign currency exchange losses due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three months ended March 31, 2022 and 2021, the Company recognized income before income taxes related to these other businesses of $0.5 million and $0.8 million, respectively. During the three months ended March 31, 2021, the Company reversed $0.3 million of rent expense as a result of rent abatements obtained due to the effects of the COVID-19 pandemic on the restaurant located in South Florida.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three months ended March 31, 2022 and 2021 were $5.6 million and $3.8 million, respectively. During the three months ended March 31, 2022 and 2021, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 reflect higher executive compensation, including $0.8 million in share based compensation expense from restricted stock awards granted in January 2022.

Interest Income

BBX Capital’s interest income for the three months ended March 31, 2022 and 2021 was $0.6 million and $1.2 million, respectively, which includes (i) $0.8 million and $1.1 million, respectively, of interest income from its note receivable from Bluegreen Vacations and (ii) the elimination of interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR.

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

The Company’s effective income tax rate was approximately 32% and 29% during the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rates for the three months ended March 31, 2022 and 2021 were impacted by the Company’s nondeductible executive compensation and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR. On June 17, 2021, the Company reconsolidated IT’SUGAR as a result of IT’SUGAR’s subsequent emergence from bankruptcy and again recognized the noncontrolling interest in IT’SUGAR. As IT’SUGAR is a partially-owned subsidiary, BBX Capital is required to attribute income or loss to the noncontrolling interest in IT’SUGAR during the periods in which IT’SUGAR is consolidated in the Company’s financial statements. As a result, during the three months ended March 31, 2021, IT’SUGAR’s activities are not included in the Company’s attribution of income or loss to noncontrolling interests, but during the three months ended March 31, 2022, the Company attributed a loss related to IT’SUGAR activities to the noncontrolling interest in IT’SUGAR.

The net loss attributable to noncontrolling interests of $0.1 million during the three months ended March 31, 2022 reflects income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and the aforementioned noncontrolling interest in IT’SUGAR. The net income attributable to noncontrolling interests of $0.1 million during the three months ended March 31, 2021 was income associated with the 19% noncontrolling equity interest in the restaurant.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities	$(8,352)	3,790
Cash flows provided by (used in) investing activities	3,706	(1,778)
Cash flows provided by (used in) financing activities	1,233	(4,242)
Net decrease in cash, cash equivalents and restricted cash	$(3,413)	(2,230)
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$115,632	88,157

Cash Flows from Operating Activities

The Company’s cash from operating activities decreased by $12.1 million during the three months ended March 31, 2022 compared to the same 2021 period primarily due to an increase in trade inventory balances, lower sales of real estate inventory by BBXRE and higher operating losses at Renin and BBX Sweet Holdings, partially offset by a higher return on investments of unconsolidated real estate joint ventures.

Cash Flows from Investing Activities

The Company’s cash from investing activities increased by $5.5 million during the three months ended March 31, 2022 compared to the same 2021 period primarily due to higher proceeds from the sales of real estate and property and equipment, lower investments in unconsolidated real estate joint ventures, partially offset by lower returns of investments in unconsolidated real estate joint ventures, and higher purchases of property and equipment.

Cash Flows from Financing Activities

The Company’s cash from financing activities increased by $5.5 million during the three months ended March 31, 2022 compared to the same 2021 period primarily due to an increase in net borrowings and the repurchase of $1.7 million of Class A Common Stock during the 2021 period.

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

Commitments

The Company’s material commitments as of March 31, 2022 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of March 31, 2022 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$12,361	10,362	28,280	5,130	(558)	55,575
Noncancelable operating leases	14,791	37,781	30,526	38,904	—	122,002
Foreign supplier dispute settlement	2,025	—	—	—	—	2,025
Purchase an additional 40% interest in the Altman Companies (3)	—	9,400	—	—	—	9,400
Total contractual obligations	29,177	57,543	58,806	44,034	(558)	189,002
Interest Obligations (4)
Notes payable and other borrowings	1,625	4,080	2,030	4,013	—	11,748
Total contractual interest	1,625	4,080	2,030	4,013	—	11,748
Total contractual obligations	$30,802	61,623	60,836	48,047	(558)	200,750

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Obligations under Renin’s credit facility with TD Bank are presented based on the scheduled principal payments and stated maturity date of October 2025 currently contemplated in the loan agreement. If Renin falls out of compliance with certain financial loan covenants and is unable to obtain additional waivers or modifications to the facility, Renin may be required to repay all or a portion of its borrowings, which would have a material adverse effect on the Company’s liquidity, financial position, and results.

(3)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred at the time of purchase.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash, cash equivalents, and short-term investments of approximately $118.7 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic, inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate, including lot sales at the Beacon Lake Community development.

In addition to the above sources of liquidity, the Company expects to receive quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off of the Company. The original principal amount of the note was $75.0 million; however, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance, reducing the outstanding balance to $50.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities. However, as discussed above, the Company’s management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic, inflationary trends, higher interest rates, and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no share repurchases during the three months ended March 31, 2022.

BBX Capital Real Estate

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. BBXRE currently anticipates that it will invest approximately $7.0 million to $9.0 million in the Altman Companies and certain related joint ventures during the remainder of 2022 for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects. Further, based on its current pipeline of new potential development projects and certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE currently estimates that it may invest in excess of $10.0 million in the managing member of newly formed joint ventures during the remainder of 2022; however, the timing of the commencement of such projects and the pace of development may result in such estimated investments being made in 2023 or a later period. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more new projects originated by the Altman Companies. Furthermore, BBXRE currently expects that it will contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies, in 2022.

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

In addition to investments in the Altman Companies and related joint ventures, BBXRE currently expects to invest $6.0 million to $8.0 million in its logistics real estate division during the remainder of 2022 for planned predevelopment expenditures and ongoing operating costs. In addition, if the division ultimately commences the development of warehouse and logistics facilities, BBXRE expects that it will seek to develop such projects through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. Accordingly, if such joint ventures are formed to invest in these projects, BBXRE expects that it will be reimbursed for previously incurred predevelopment expenditures by such ventures. Further, in the event that BBXRE closes on development financing for such projects, BBXRE currently expects that it would be required to contribute at least $5.0 million to a wholly-owned subsidiary that will provide guarantees on the indebtedness for the funded projects.

BBXRE has entered into agreements to acquire three land parcels for the purpose of developing logistics facilities for an aggregate purchase price of $40.1 million. These agreements are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the due diligence period. As indicated above, if BBXRE moves forward with any or all of these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and it will assign the agreements to the applicable joint ventures.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $10.0 million of capital expenditures during the remainder of 2022 to fund construction costs associated with new retail locations and the expansion of existing retail locations. BBX Capital has loaned $4.0 million to IT’SUGAR to partially fund such capital expenditures and currently expects that it will loan up to an additional $3.0 million to IT’SUGAR during the remainder of 2022.

Renin

During the year ended December 31, 2021, BBX Capital contributed $15.0 million to Renin to provide additional liquidity for working capital. Further, BBX Capital invested $8.5 million in Renin in May 2022 and expects to invest an additional $5.0 million in Renin prior to May 31, 2022. BBX Capital’s investments in May 2022 are being used by Renin to pay down Renin’s term loan with TD Bank by $10.0 million and to provide additional liquidity for working capital requirements. The investment in Renin was necessitated primarily as a result of the impact of global supply chain disruptions, the increased costs of Renin’s operations, and the resulting impact on the covenants in Renin’s credit facility with TD Bank. Further, as a result of the resolution of a dispute between Renin and one of its suppliers, BBX Capital contributed $2.0 million to Renin in 2021 in order to fund the first half installment of the settlement payable by Renin to the supplier and expects to fund an additional $2.0 million to Renin in June 2022 in order to fund the final installment of the settlement. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will evaluate the operating results, financial condition, commitments and prospects of its subsidiaries on an ongoing basis and may determine that it will not provide additional funding or capital to its subsidiaries, including Renin.

Credit Facilities with Future Availability

As of March 31, 2022, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable

LOCS Credit Facility. In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of March 31, 2022, the outstanding amount under the credit facility was $1.9 million, and the effective interest rate was 4.0%.

TD Bank Credit Facility. Renin’s credit facility with TD Bank had no availability as of March 31, 2022.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of March 31, 2022 and December 31, 2021, the Company’s investments in these joint ventures totaled $53.7 million and $53.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2021 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our 2021 Annual Report.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2021 Annual Report.

Item 5. Other Information

As Renin was not in compliance with certain financial covenants under its credit facility with TD Bank from January through March 2022, Renin’s credit facility with TD Bank was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $8.5 million of the note to Renin in May 2022 and expects to fund the remaining $5.0 million of the note to Renin prior to May 31, 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances (including the $13.5 million promissory note) from BBX Capital to Renin be subordinated and postponed until the TD Bank credit facility has been paid or satisfied in full.

Adverse events, including inflationary and cost pressures, labor shortages, and supply chain disruptions, continue to have a material negative impact on Renin’s operating results and financial condition and may cause Renin to again fall out of compliance with the terms of its outstanding credit facility with TD Bank. If Renin falls out of compliance and is unable to obtain additional waivers or modifications to the facility, Renin may lose availability under its line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results.

The foregoing description of the Third Amendment to 2020 TD Bank Credit Facility Agreement is only a summary and is qualified in its entirety by reference to the full text of the agreements, which is filed as Exhibit 10.1 in Item 6 to this Quarterly Report.

Item 6. Exhibits

Exhibit 10.1	Third Amendment to 2020 TD Bank Credit Facility Agreement, dated as of May 9, 2022, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank
Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted in inline XBRL and contained in Exhibit 101)

* Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

May 10, 2022	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

May 10, 2022	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer