Form 10-Q
period 2022-06-30
BBX Capital, Inc.
filed 2022-08-09
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

YES [ ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2022 is as follows:

Class A Common Stock of $.01 par value, 12,364,183 shares outstanding.
Class B Common Stock of $.01 par value, 3,871,866 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$118,136	118,045
Restricted cash	750	1,000
Trade accounts receivable, net	23,893	29,899
Trade inventory, net	56,374	41,895
Real estate ($5,099 in 2022 and $7,679 in 2021 held for sale)	16,004	22,868
Investments in and advances to unconsolidated real estate joint ventures	51,740	52,966
Note receivable from Bluegreen Vacations Holding Corporation	50,000	50,000
Property and equipment, net	30,888	30,611
Goodwill	18,414	18,414
Intangible assets, net	30,694	31,982
Operating lease assets	100,667	90,639
Deferred tax asset, net	4,246	3,776
Contingent purchase price receivable	18,658	19,925
Other assets	22,733	21,335
Total assets	$543,197	533,355
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,930	12,980
Accrued expenses	29,514	33,136
Other liabilities	5,433	5,002
Operating lease liabilities	115,100	103,262
Notes payable and other borrowings	43,564	54,883
Total liabilities	209,541	209,263
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	1,502	1,144
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,792,660 in 2022 and 11,803,842 in 2021	118	118
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,666,837 in 2022 and 3,671,437 in 2021	37	37
Additional paid-in capital	312,299	310,588
Accumulated earnings	17,439	9,226
Accumulated other comprehensive income	1,531	1,836
Total shareholders' equity	331,424	321,805
Noncontrolling interests	730	1,143
Total equity	332,154	322,948
Total liabilities and equity	$543,197	533,355

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Trade sales	$72,585	46,532	138,334	92,446
Sales of real estate inventory	8,737	12,390	15,207	25,925
Interest income	1,221	1,667	2,370	3,317
Net gains on sales of real estate assets	—	204	1,329	309
Other revenue	1,150	925	1,929	1,596
Total revenues	83,693	61,718	159,169	123,593
Costs and expenses:
Cost of trade sales	55,598	37,567	106,604	74,460
Cost of real estate inventory sold	3,878	5,568	6,113	13,426
Interest expense	509	294	1,045	584
Recoveries from loan losses, net	(3,289)	(1,137)	(3,937)	(1,645)
Impairment losses	—	—	64	—
Selling, general and administrative expenses	30,061	14,039	57,425	27,237
Total costs and expenses	86,757	56,331	167,314	114,062
Operating (losses) income	(3,064)	5,387	(8,145)	9,531
Equity in net earnings of unconsolidated real estate joint ventures	19,154	4,443	20,686	4,172
Other income	103	129	1,087	192
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	15,890
Foreign exchange gain	357	976	168	496
Income before income taxes	16,550	26,825	13,796	30,281
Provision for income taxes	(6,161)	(6,588)	(5,333)	(7,589)
Net income	10,389	20,237	8,463	22,692
Net loss (income) attributable to noncontrolling interests	66	(117)	176	(227)
Net income attributable to shareholders	$10,455	20,120	8,639	22,465
Basic earnings per share	$0.68	1.07	0.56	1.18
Diluted earnings per share	$0.68	1.07	0.56	1.18
Basic weighted average number of common shares outstanding	15,471	18,811	15,473	19,046
Diluted weighted average number of common shares outstanding	15,471	18,811	15,491	19,046

Net income	$10,389	20,237	8,463	22,692
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income on securities available for sale	(45)	14	(91)	12
Foreign currency translation adjustments	(378)	226	(214)	340
Other comprehensive (loss) income, net	(423)	240	(305)	352
Comprehensive income, net of tax	9,966	20,477	8,158	23,044
Comprehensive loss (income) attributable to noncontrolling interests	66	(117)	176	(227)
Comprehensive income attributable to shareholders	$10,032	20,360	8,334	22,817

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended June 30, 2022 and 2021
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	(Deficit) Earnings	Income	Interests	Equity
Balance, March 31, 2021	15,285	3,694	$153	37	310,588	(3,245)	1,942	209	309,684
Net income excluding $72 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	20,120	—	45	20,165
Other comprehensive income	—	—	—	—	—	—	240	—	240
Purchase and retirement of common stock	(258)	—	(3)	—	—	(1,628)	—	—	(1,631)
Balance, June 30, 2021	15,027	3,694	$150	37	310,588	15,247	2,182	254	328,458

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, March 31, 2022	11,808	3,667	$118	37	311,344	7,357	1,954	898	321,708
Net income (loss) excluding $82 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	10,455	—	(148)	10,307
Other comprehensive loss	—	—	—	—	—	—	(423)	—	(423)
Accretion of noncontrolling interest	—	—	—	—	—	(252)	—	—	(252)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Purchase and retirement of common stock	(16)	—	—	—	—	(121)	—	—	(121)
Share-based compensation	—	—	—	—	955	—	—	—	955
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2022 and 2021
(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	(Deficit) Earnings	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income excluding $72 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	22,465	—	155	22,620
Other comprehensive income	—	—	—	—	—	—	352	—	352
Purchase and retirement of common stock	(597)	—	(6)	—	—	(3,761)	—	—	(3,767)
Balance, June 30, 2021	15,027	3,694	$150	37	310,588	15,247	2,182	254	328,458

	Share of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $11 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	8,639	—	(187)	8,452
Other comprehensive loss	—	—	—	—	—	—	(305)	—	(305)
Accretion of noncontrolling interest	—	—	—	—	—	(305)	—	—	(305)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(251)	(251)
Purchase and retirement of common stock	(16)	—	—	—	—	(121)	—	—	(121)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,711	—	—	—	1,711
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$8,463	22,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(3,937)	(1,645)
Depreciation, amortization and accretion	5,201	2,238
Net gains on sales of real estate and property and equipment	(2,117)	(367)
Gain on the consolidation of IT'SUGAR, LLC	—	(15,890)
Equity in net earnings of unconsolidated real estate joint ventures	(20,686)	(4,172)
Return on investment in unconsolidated real estate joint ventures	22,698	7,161
(Increase) decrease in deferred income tax asset, net	(470)	952
Impairment losses	64	—
Share-based compensation expense	1,735	—
Increase in trade inventory	(13,512)	(4,878)
(Provision) recovery for excess and obsolete inventory	(967)	43
Decrease in trade receivables	6,006	2,714
Decrease in real estate inventory	2,513	10,238
Net change in operating lease asset and operating lease liability	844	470
Decrease (increase) in contingent purchase price receivable	1,267	(7,819)
Increase in other assets	(1,041)	(1,249)
(Decrease) increase in accrued expenses	(3,622)	1,176
Increase in accounts payable	2,950	1,226
Increase in other liabilities	213	119
Net cash provided by operating activities	5,602	13,009
Investing activities:
Return of investment in unconsolidated real estate joint ventures	3,861	7,954
Investments in unconsolidated real estate joint ventures	(4,647)	(8,221)
Proceeds from repayment of loans receivable	4,147	2,421
Proceeds from sales of real estate held-for-sale	3,937	1,105
Proceeds from sales of property and equipment	2,741	—
Repayment of advances to IT'SUGAR, LLC	—	222
Additions to real estate held-for-sale and held-for-investment	(167)	(30)
Purchases of property and equipment	(5,950)	(2,102)
Cash acquired in the consolidation of IT'SUGAR, LLC	—	6,909
Change in cash from other investing activities	(8)	(217)
Net cash provided by investing activities	3,914	8,041
		(Continued)

	For the Six Months Ended June 30,
	2022	2021
Financing activities:
Repayments of notes payable and other borrowings	(14,336)	(7,257)
Proceeds from notes payable and other borrowings	4,990	1,788
Purchase and retirement of Class A Common Stock	(121)	(3,767)
Capital contributions from noncontrolling interests	43	—
Distributions to noncontrolling interests	(251)	—
Net cash used in financing activities	(9,675)	(9,236)
(Decrease) increase in cash, cash equivalents and restricted cash	(159)	11,814
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$118,886	102,201

Interest paid on borrowings, net of amounts capitalized	$829	253
Income taxes paid	12,560	1,908
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	277	264
Operating lease assets obtained in exchange for new operating lease liabilities	19,162	1,866
Assumption of Community Development District Bonds by homebuilders	2,189	4,157
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	118,136	101,851
Restricted cash	750	350
Total cash, cash equivalents, and restricted cash	$118,886	102,201

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer that whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products, and (iii) Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida.

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

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and raw materials from China, Brazil, and certain other countries.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. Due to the deconsolidation of IT’SUGAR in September 2020 as a result of its bankruptcy filings and the Company’s reconsolidation of IT’SUGAR’s subsequent to its emergence from bankruptcy in June 2021 as discussed above, the Company’s condensed consolidated statement of operations and comprehensive income, condensed consolidated statement of changes in equity, and condensed consolidated statement of cash flows from January 1, 2021 to June 17, 2021 do not include the operations of IT’SUGAR, while the Company’s condensed consolidated statement of operations and comprehensive income, condensed consolidated statement of changes in equity, and condensed consolidated statement of cash flows for the three months and six months ended June 30, 2022 include the operations of IT’SUGAR. The Company’s statements of financial condition include IT’SUGAR’s assets and liabilities as of June 30, 2022 and December 31, 2021.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, and the COVID-19 pandemic, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions and economic trends, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, external factors. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and future reserves for inventory and receivables.

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

Impact of the COVID-19 Pandemic and Current Economic Issues

The COVID-19 pandemic resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates. While the impact of the COVID-19 pandemic on our businesses has generally subsided, it is not possible to accurately assess the expected duration and effects of COVID-19 on our businesses. Further, our businesses are also impacted by general economic conditions, including, among other things, (i) disruptions in global supply chains, (ii) a general labor shortage and employee absenteeism, (iii) increased economic uncertainty and its impact on demand for our products, and (iv) higher interest rates. The duration and severity of economic and market conditions and the pandemic are uncertain, and the Company may be adversely impacted by these conditions in future periods. At this time, we are also not able to predict whether economic factors and the COVID-19 pandemic will result in permanent changes in our customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products, or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

Current inflationary and economic trends have and may continue to adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and increasing interest rates may adversely impact homebuyer demand in BBXRE’s housing communities, the availability of financing for BBXRE or its customers, and the costs of any financing BBXRE or its joint venture partners incur in connection with acquisition and development activities. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in costs related to shipping and raw materials. These factors have had a material effect on the Company’s results of operations and financial condition and may continue to do so if the Company is not able to increase prices to its customers to offset the increase in its costs.

Further, a downturn in the economic environment may have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn (i) is prolonged in nature and impacts consumer demand, (ii) materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, (iii) delays the production and shipment of products and raw materials from foreign suppliers, or (iv) increases shipping costs.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including high unemployment levels, federal unemployment subsidies and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19, inflationary pressures, or as a result of general macroeconomic conditions or other factors, could lead to increased costs, such as increased overtime pay to meet demand and increased wage rates to attract and retain employees, and may negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

As of June 30, 2022, the Company’s consolidated cash balances were $118.1 million.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates issued by the Financial Accounting Standards Board (“FASB”) that were adopted as of January 1, 2022, and the Company has adopted all relevant FASB pronouncements and guidance as of June 30, 2022.

2. Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Trade receivables	$24,131	30,124
Allowance for expected credit losses	(238)	(225)
Total trade receivables	$23,893	29,899

3. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$10,022	8,545
Paper goods and packaging materials	2,345	1,777
Finished goods	46,721	35,255
Total trade inventory	59,088	45,577
Inventory reserve	(2,714)	(3,682)
Total trade inventory, net	$56,374	41,895

4. Real Estate

The Company’s real estate consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Real estate held-for-sale	$5,099	7,679
Real estate held-for-investment	6,254	6,113
Real estate inventory	3,213	8,884
Predevelopment costs	1,438	192
Total real estate	$16,004	22,868

0

5. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of June 30, 2022, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Altis Grand Central	$706	$730
Altis Ludlam Trail (1)	11,469	10,831
Altis Grand at The Preserve	—	194
Altis Little Havana	300	1,021
Altis Lake Willis Phase 1	712	437
Altis Lake Willis Phase 2	3,002	2,538
Altis Miramar East/West	2,852	2,878
Altis Grand at Suncoast	4,386	2,780
Altis Blue Lake	620	260
Altis Santa Barbara	415	—
The Altman Companies	15,764	16,716
ABBX Guaranty	3,750	3,750
Bayview	—	1,308
Marbella	781	974
The Main Las Olas	1,744	1,990
Sky Cove	431	1,686
Sky Cove South	4,643	4,708
Other	165	165
Total	$51,740	$52,966

(1)The carrying value of BBXRE’s investment at June 30, 2022 and December 31, 2021 includes $10.9 million and $10.3 million, respectively, related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, which is accounted for as a loan receivable.

See Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2021 included in the 2021 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

In February 2022, BBXRE invested $0.4 million in the managing member of a joint venture sponsored by the Altman Companies that was formed to develop Altis Santa Barbara, a 242-unit multifamily apartment community located in Naples, Florida.

As of June 30, 2022, BBRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of June 30, 2022, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 89 homes. During the three and six months ended June 30, 2022, BBXRE recognized $3.4 million and $5.2 million, respectively, of equity earnings and received $3.4 million and $5.4 million, respectively, of distributions from the joint venture.

In June 2022, the Altis Little Havana joint venture sold Altis Little Havana, its 224-unit multifamily apartment community located in Miami, Florida. As a result of the transaction, BBXRE received a net cash distribution of approximately $9.4 million from the joint venture and recognized $8.4 million of equity earnings from its investment in the joint venture during the three and six months ended June 30, 2022.

In June 2022, BBXRE sold its equity interest in the Bayview joint venture to its joint venture partner. As a result of the transaction, BBXRE received net cash proceeds of approximately $8.8 million and recognized a net gain from the sale of its investment in the venture of approximately $7.3 million, which is included in equity in net earnings of unconsolidated real estate joint ventures in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022.

In June 2022, the Miramar East/West joint venture entered into an agreement to sell Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar. In July 2022, the joint venture completed the sale, and BBXRE received a net cash distribution of approximately $16.4 million from the joint venture in connection with the closing of the transaction.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Company’s current 50% interest in the Altman Companies joint venture (in thousands):

	June 30,	December 31,
	2022	2021
Assets
Cash	$1,005	995
Properties and equipment	398	387
Investment in unconsolidated subsidiaries	6,968	7,153
Goodwill	16,683	16,683
Due from related parties	6,397	4,462
Predevelopment costs	8,405	6,036
Other assets	2,777	2,626
Total assets	$42,633	38,342
Liabilities and Equity
Notes payable	$4,000	3,250
Other liabilities	10,677	5,213
Total liabilities	14,677	8,463
Total equity	27,956	29,879
Total liabilities and equity	$42,633	38,342

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$2,210	$1,618	$4,378	$3,444
Other expenses	(3,024)	(3,203)	(6,056)	(5,728)
Operating loss	(814)	(1,585)	(1,678)	(2,284)
Equity in (losses) earnings from unconsolidated investment in Altman Glenewinkel Construction, LLC	(473)	242	(932)	609
Net loss	(1,287)	(1,343)	(2,610)	(1,675)
Equity in net losses of unconsolidated real estate joint venture - The Altman Companies	$(644)	$(672)	$(1,305)	$(838)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	June 30,	December 31,
	2022	2021
Assets
Cash	$1,708	4,371
Real estate inventory	36,188	49,928
Other assets	1,099	1,673
Total assets	$38,995	55,972
Liabilities and Equity
Notes payable	$20,766	30,987
Customer deposits	14,698	21,255
Other liabilities	2,250	2,698
Total liabilities	37,714	54,940
Total equity	1,281	1,032
Total liabilities and equity	$38,995	55,972

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$32,228	—	$48,020	—
Cost of goods sold	(24,360)	—	(35,649)	—
Other expenses	(989)	(368)	(1,716)	(709)
Net earnings (loss)	6,879	(368)	10,655	(709)
Equity in net earnings (losses) of unconsolidated real estate joint venture - Marabella	$3,362	(184)	$5,211	(355)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	June 30,	December 31,
	2022	2021
Assets
Cash	$999	40
Real estate	—	58,254
Other assets	387	610
Total assets	$1,386	58,904
Liabilities and Equity
Notes payable	$—	32,536
Other liabilities	1,386	3,116
Total liabilities	1,386	35,652
Total equity	—	23,252
Total liabilities and equity	$1,386	58,904

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$200	—	$200	—
Gain on sale	55,836	—	55,836	—
Other expenses	(258)	(1)	(361)	(1)
Net earnings (loss)	55,778	(1)	55,675	(1)
Equity in net earnings of unconsolidated real estate joint venture - Little Havana	$8,406	—	$8,398	—

6. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2022			December 31, 2021
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$4,099	2.40-3.75%	$3,529	$7,657	2.40-6.00%	$9,669
TD Bank Term Loan and Line of Credit	37,853	5.45%	(1)	44,363	3.78%	(1)
IberiaBank Revolving Line of Credit (2)	2,000	5.25%	(4)	2,041	3.75%	(4)
IberiaBank Note (3)	—	—	—	1,418	3.50%	1,802
Other	18	4.22%	—	26	4.22%	—
Unamortized debt issuance costs	(406)	—		(622)
Total notes payable and other borrowings	$43,564			$54,883

(1)The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.

(2)BBX Capital is the guarantor of the line of credit.

(3)BBX Capital was the guarantor of the note.

(4)The collateral is a blanket lien on LOC’s assets.

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

In 2021, Renin’s credit facility with TD Bank was amended to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit was to revert to $20.0 million and any amounts outstanding in excess of $20.0 million were to be repaid by Renin. The amendments to the credit facility also (i) waived the requirement for Renin to comply with certain ratios included in the financial covenants of the facility, (ii) temporarily increased the maximum total leverage ratio included in the financial covenants of the facility through December 31, 2022, (iii) modified the calculation of the maximum total leverage ratio, and (iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the amendments prohibited Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company were to revert to the requirements under the facility prior to the amendments in 2021.

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended effective March 31, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and postponed until the TD Bank credit facility has been satisfied in full.

As of June 30, 2022, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with certain of the financial covenants in future periods as a result of its actual and expected operating results for 2022. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, on August 3, 2022, TD Bank sent a formal notice of default and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2021 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

IberiaBank Note

In August 2021, BBX Sweet Holdings and certain of its subsidiaries, including The Hoffman Commercial Group, Inc., borrowed $1.4 million from IberiaBank and issued a note payable to IberiaBank (the “IberiaBank Note”). The IberiaBank Note was secured by land and buildings owned by The Hoffman Commercial Group, Inc. and was guaranteed by BBX Capital. In March 2022, The Hoffman Commercial Group, Inc. closed on the sale of the land and building held as collateral, and the IberiaBank Note was repaid-in-full. Included in other income in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022 was a $0.9 million net gain from The Hoffman Commercial Group, Inc’s sale of the land and building for net proceeds of $2.7 million.

7. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of June 30, 2022, the percentage of total common equity represented by the Class A and Class B Common Stock was 76% and 24%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2001 Incentive Plan (“2021 Plan”)

On January 18, 2022, the compensation committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to its executive and non-executive officers and 205,029 restricted shares of BBX Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million (a weighted average per share fair value of $10.34), and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022. As of June 30, 2022, the unearned compensation expense associated with the awards was $6.3 million.

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

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the six months ended June 30, 2022, the Company repurchased 15,782 shares of its Class A Common Stock for approximately $0.1 million, at an average cost of $7.69 per share, including fees.

During the six months ended June 30, 2021, the Company repurchased 597,088 shares of its Class A Common Stock for approximately $3.8 million under the Company’s then existing 2020 stock repurchase program, at an average cost of $6.29 per share, including fees.

8. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Trade sales - wholesale	$38,878	37,692	$76,465	80,160
Trade sales - retail	33,707	8,840	61,869	12,286
Sales of real estate inventory	8,737	12,390	15,207	25,925
Revenue from customers	81,322	58,922	153,541	118,371
Interest income	1,221	1,667	2,370	3,317
Net gains on sales of real estate assets	—	204	1,329	309
Other revenue	1,150	925	1,929	1,596
Total revenues	$83,693	61,718	$159,169	123,593

As of June 30, 2022 and December 31, 2021, the contingent purchase price receivable of $18.7 million and $19.9 million included in the Company’s condensed consolidated statements of financial condition, respectively, represents estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders. As of June 30, 2022 and December 31, 2021, the Company’s other liabilities in its condensed consolidated statements of financial condition included $1.0 million and $0.6 million, respectively, of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

During the three and six months ended June 30, 2022, Renin’s total revenues included $26.8 million and $53.5 million, respectively, of trade sales to three major customers and their affiliates and $13.5 million and $26.6 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $4.7 million, $12.6 million, and $9.5 million for the three months ended June 30, 2022, which represented 5.6%, 15.0%, and 11.4% of the Company’s total revenues for the three months ended June 30, 2022. Revenues from each of the three major customers were $10.1 million, $24.1 million, and $19.3 million for the six months ended June 30, 2022, which represented 6.4%, 15.2%, and 12.1% of the Company’s total revenues for the six months ended June 30, 2022.

During the three and six months ended June 30, 2021, Renin’s total revenues included $28.6 million and $60.0 million, respectively, of trade sales to three major customers and their affiliates and $12.6 million and $26.9 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $8.0 million, $11.6 million, and $9.0 million for the three months ended June 30, 2021, which represented 14.0%, 18.8%, and 14.6% of the Company’s total revenues for the three months ended June 30, 2021. Revenues from each of the three major customers were $17.3 million, $22.7 million, and $20.0 million for the six months ended June 30, 2021, which represented 14.0%, 18.3%, and 16.2% of the Company’s total revenues for the six months ended June 30, 2021.

9. Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states and foreign jurisdictions in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships and net losses in foreign jurisdictions in which no tax benefit can be recognized. In addition, the Company recognizes taxes related to unusual or infrequent items or which result from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for the three and six months ended June 30, 2022 was approximately 28% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and six months ended June 30, 2021 was approximately 23% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the three and six months ended June 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

Certain of Bluegreen Vacations Holding Corporation’s (“Bluegreen Vacations”) state filings covering tax periods prior to the spin-off of the Company from Bluegreen Vacations are under examination which may result in the audit of the Company’s subsidiaries. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

10. Earnings Per Share

Basic earnings per share is computed by dividing net income available to BBX Capital’s shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if restricted stock awards issued by BBX Capital were vested. Restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic earnings per share
Numerator:
Net income	$10,389	20,237	8,463	22,692
Net loss (income) attributable to noncontrolling interests	66	(117)	176	(227)
Net income available to shareholders	$10,455	20,120	8,639	22,465
Denominator:
Basic weighted average number of common shares outstanding	15,471	18,811	15,473	19,046
Basic earnings per share	$0.68	1.07	0.56	1.18
Diluted earnings per share
Numerator:
Net income available to shareholders	$10,455	20,120	8,639	22,465
Denominator:
Basic weighted average number of common shares outstanding	15,471	18,811	15,473	19,046
Effect of dilutive restricted stock awards	—	—	18	—
Diluted weighted average number of common shares outstanding	15,471	18,811	15,491	19,046
Diluted earnings per share	$0.68	1.07	0.56	1.18

During the three and six months ended June 30, 2022, 776,552 and 0, respectively, of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. No restricted stock awards were outstanding during the three and six months ended June 30, 2021.

11. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of June 30, 2022 and December 31, 2021, the Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $1.5 million and $1.1 million, respectively, which relates to a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interests in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and again recognized the redeemable noncontrolling interest in IT'SUGAR as of that date. During the three and six months ended June 30, 2022, the Company’s condensed consolidated results of operations and comprehensive income included the results of operations of IT’SUGAR, and during the three and six months ended June 30, 2021, the Company’s condensed consolidated results of operations and comprehensive income included the results of operations of IT’SUGAR from June 17, 2021 through June 30, 2021. The Company has attributed net income or loss to the redeemable noncontrolling interest in IT’SUGAR during the periods which include the results of operations of IT’SUGAR.

During the three and six months ended June 30, 2022, the net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $82,000 and $11,000, respectively. For the period from June 17, 2021 to June 30, 2021, the net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $72,000.

Other Noncontrolling Interests

As of June 30, 2022 and December 31, 2021, the Company’s consolidated statements of financial condition included noncontrolling interests of $0.7 million and $1.1 million, respectively, which are primarily comprised of (i) a 19% noncontrolling equity interest in a restaurant the Company acquired through a loan foreclosure and (ii) noncontrolling interests in IT’SUGAR FL II, LLC. IT’SUGAR FL II, LLC is a consolidated VIE that operates IT’SUGAR’s retail location in Hawaii. As of June 30, 2022 and December 31, 2021, the Company’s condensed consolidated statements of financial condition included total assets of IT’SUGAR FL II, LLC of $9.8 million and $11.2 million, respectively, and total liabilities of IT’SUGAR FL II, LLC of $8.5 million and $9.1 million, respectively.

During the three and six months ended June 30, 2022, the net loss attributable to the noncontrolling interests was $148,000 and $187,000 respectively. During the three and six months ended June 30, 2021, the net income attributable to the noncontrolling interests was $45,000 and $155,000, respectively.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of June 30, 2022.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital was previously a guarantor of 50% of the outstanding balance of a third-party mortgage loan to the Bayview joint venture which had an outstanding balance of $5.0 million as of December 31, 2021. In June 2022, the Company sold its equity interest in the joint venture to its partner in the joint venture. In connection with the sale, the Company obtained a release from the lender under the mortgage loan for any and all liability to the lender under the loan documents, including any obligation related to the Company’s guaranty of the outstanding loan balance.

•BBX Capital is guarantor on a lease agreement executed by IT’SUGAR which expires in January 2023 with respect to base rents of $0.4 million and common area costs under the lease.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,136	118,136	118,136	—	—
Restricted cash	750	750	750	—	—
Note receivable from Bluegreen Vacations	50,000	45,805	—	—	45,805
Financial liabilities:
Notes payable and other borrowings	43,564	42,803	—	—	42,803

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,045	118,045	118,045	—	—
Restricted cash	1,000	1,000	1,000	—	—
Note receivable from Bluegreen Vacations	50,000	50,340	—	—	50,340
Financial liabilities:
Notes payable and other borrowings	54,883	56,360	—	—	56,360

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, the fair values of the majority of the Company’s financial instruments have been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues in which the outcome is unknown, and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their estimated fair values. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

The amounts reported in the condensed consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The estimated fair value of the Company’s note receivable from Bluegreen Vacations was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market rate.

The fair values of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above, were measured using the market approach with Level 3 inputs based on estimated market prices of similar financial instruments.

The fair values of the Company’s notes payable and other borrowings (other than the Community Development Bonds above) were measured using the income approach with Level 3 inputs by discounting the forecasted cash flows based on estimated market rates.

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

During the three and six months ended June 30, 2022, the Company recognized $0.5 million and $1.0 million of income for providing office space, risk management, and management advisory services to Bluegreen Vacations and $0.3 million and $0.7 million for such services during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company paid Bluegreen Vacations $0 and $158,000, respectively, for office space provided by Bluegreen Vacations to the Company. Bluegreen Vacations ceased providing office space to the Company in March 2021 and began renting office space from the Company in November 2021. The amounts paid or reimbursed are the actual cost of providing the services or space.

During the three and six months ended June 30, 2022, the Company paid the Abdo Companies, Inc. approximately $44,000 and $88,000, respectively, for certain management services and rent. During the three and six months ended June 30, 2021, the Company paid the Abdo Companies, Inc. approximately $38,000 and $76,000, respectively, for such services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $48,000 and $199,000, respectively, net of services provided to the Company by the Altman Companies, during the three and six months ended June 30, 2022 and $71,000 and $131,000, net, respectively, during the three and six months ended 2021 in return for such services. The Altman Companies began renting space from the Company in June 2022 and the Company accrued $31,000 of rent from Altman Companies for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2021, interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss includes $61,000 and $102,000, respectively, of interest on loans receivable from IT’SUGAR. The interest income on the loans receivable from IT’SUGAR was not eliminated in consolidation during the three and six months ended June 30, 2021 as the Company did not consolidate IT’SUGAR during the period from January 1, 2021 through June 16, 2021. See Note 16 for further discussion.

In connection with the spin-off, of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time, and in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three and six months ended June 30, 2022 was $0.8 million and $1.5 million, respectively, of interest income received on the note and $1.1 million and $2.3 million, respectively for the three and six months ended June 30, 2021.

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

The amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default, and the amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses and interest income on the $50.0 million note receivable from Bluegreen Vacations.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2022 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	35,602	35,093	1,895	(5)	72,585
Sales of real estate inventory	8,737	—	—	—	—	8,737
Interest income	629	—	—	—	592	1,221
Other revenue	506	—	—	848	(204)	1,150
Total revenues	9,872	35,602	35,093	2,743	383	83,693
Costs and expenses:
Cost of trade sales	—	20,622	34,305	676	(5)	55,598
Cost of real estate inventory sold	3,878	—	—	—	—	3,878
Interest expense	—	222	776	—	(489)	509
Recoveries from loan losses, net	(3,289)	—	—	—	—	(3,289)
Selling, general and administrative expenses	3,362	14,982	4,273	1,658	5,786	30,061
Total costs and expenses	3,951	35,826	39,354	2,334	5,292	86,757
Operating income (losses)	5,921	(224)	(4,261)	409	(4,909)	(3,064)
Equity in net earnings of unconsolidated real estate joint ventures	19,154	—	—	—	—	19,154
Other income	5	6	—	—	92	103
Foreign exchange gain	—	—	357	—	—	357
Income (loss) before income taxes	$25,080	(218)	(3,904)	409	(4,817)	16,550
Total assets	$203,868	151,272	106,634	6,601	74,822	543,197
Expenditures for property and equipment	$—	2,588	254	22	1,202	4,066
Depreciation and amortization	$—	1,612	832	35	73	2,552
Debt accretion and amortization	$136	5	21	—	—	162
Cash and cash equivalents	$98,665	4,708	162	1,918	12,683	118,136
Real estate equity method investments	$51,740	—	—	—	—	51,740
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$3,898	15,050	51,148	18	(26,550)	43,564

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	10,198	34,378	1,956	—	46,532
Sales of real estate inventory	12,390	—	—	—	—	12,390
Interest income	500	36	—	—	1,131	1,667
Net gains on sales of real estate assets	204	—	—	—	—	204
Other revenue	438	—	—	575	(88)	925
Total revenues	13,532	10,234	34,378	2,531	1,043	61,718
Costs and expenses:
Cost of trade sales	—	6,556	30,362	649	—	37,567
Cost of real estate inventory sold	5,568	—	—	—	—	5,568
Interest expense	—	40	429	—	(175)	294
Recoveries from loan losses, net	(1,137)	—	—	—	—	(1,137)
Selling, general and administrative expenses	1,647	3,590	3,804	1,478	3,520	14,039
Total costs and expenses	6,078	10,186	34,595	2,127	3,345	56,331
Operating income (losses)	7,454	48	(217)	404	(2,302)	5,387
Equity in net earnings of unconsolidated real estate joint ventures	4,443	—	—	—	—	4,443
Other (expense) income	(28)	19	—	—	138	129
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Foreign exchange gain	—	—	976	—	—	976
Income (loss) before income taxes	$11,869	15,957	759	404	(2,164)	26,825
Total assets	$169,987	132,566	106,889	7,026	120,191	536,659
Expenditures for property and equipment	$—	16	1,364	90	366	1,836
Depreciation and amortization	$—	315	632	40	18	1,005
Debt accretion and amortization	$160	2	30	—	—	192
Cash and cash equivalents	$43,768	10,309	682	2,049	45,043	101,851
Real estate equity method investments	$55,288	—	—	—	—	55,288
Goodwill	$—	13,860	6,936	—	—	20,796
Notes payable and other borrowings	$16,883	14,432	45,961	35	(13,036)	64,275

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	64,959	68,581	4,800	(6)	138,334
Sales of real estate inventory	15,207	—	—	—	—	15,207
Interest income	1,174	—	—	—	1,196	2,370
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	1,022	—	—	1,293	(386)	1,929
Total revenues	18,732	64,959	68,581	6,093	804	159,169
Costs and expenses:
Cost of trade sales	—	38,995	66,079	1,535	(5)	106,604
Cost of real estate inventory sold	6,113	—	—	—	—	6,113
Interest expense	—	469	1,342	1	(767)	1,045
Recoveries from loan losses, net	(3,937)	—	—	—	—	(3,937)
Impairment losses	—	64	—	—	—	64
Selling, general and administrative expenses	5,760	27,657	8,933	3,657	11,418	57,425
Total costs and expenses	7,936	67,185	76,354	5,193	10,646	167,314
Operating income (losses)	10,796	(2,226)	(7,773)	900	(9,842)	(8,145)
Equity in net earnings of unconsolidated real estate joint ventures	20,686	—	—	—	—	20,686
Other (expense) income	(8)	878	—	2	215	1,087
Foreign exchange gain	—	—	168	—	—	168
Income (loss) before income taxes	$31,474	(1,348)	(7,605)	902	(9,627)	13,796
Expenditures for property and equipment	$—	3,945	524	48	1,433	5,950
Depreciation and amortization	$—	3,105	1,651	68	130	4,954
Debt accretion and amortization	$145	49	53	—	—	247

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	15,180	73,069	4,197	—	92,446
Sales of real estate inventory	25,925	—	—	—	—	25,925
Interest income	975	36	—	—	2,306	3,317
Net gains on sales of real estate assets	309	—	—	—	—	309
Other revenue	836	—	—	1,005	(245)	1,596
Total revenues	28,045	15,216	73,069	5,202	2,061	123,593
Costs and expenses:
Cost of trade sales	—	10,384	63,018	1,058	—	74,460
Cost of real estate inventory sold	13,426	—	—	—	—	13,426
Interest expense	—	66	839	1	(322)	584
Recoveries from loan losses, net	(1,645)	—	—	—	—	(1,645)
Selling, general and administrative expenses	3,621	5,161	8,108	2,984	7,363	27,237
Total costs and expenses	15,402	15,611	71,965	4,043	7,041	114,062
Operating income (losses)	12,643	(395)	1,104	1,159	(4,980)	9,531
Equity in net earnings of unconsolidated real estate joint ventures	4,172	—	—	—	—	4,172
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Other (expense) income	(28)	45	—	(1)	176	192
Foreign exchange gain	—	—	496	—	—	496
Income (loss) before income taxes	$16,787	15,540	1,600	1,158	(4,804)	30,281
Total assets	$169,987	132,566	106,889	7,026	120,191	536,659
Expenditures for property and equipment	$—	19	1,601	102	380	2,102
Depreciation and amortization	$—	396	1,263	70	67	1,796
Debt accretion and amortization	$379	2	61	—	—	442

16. IT’SUGAR Bankruptcy

Bankruptcy and Deconsolidation of IT’SUGAR

In March 2020, as a result of various factors, including government-mandated closures and Center for Disease Control and World Health Organization advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees.

IT’SUGAR ceased paying rent to the landlords of its closed locations in April 2020 and engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for both the period of time that the locations were closed and the subsequent period during which the locations were open and operating under conditions affected by the pandemic. During that period, IT’SUGAR also ceased paying various outstanding obligations to its vendors.

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

Redeemable Noncontrolling Interest – Represents a 9.65% redeemable noncontrolling interest in IT'SUGAR’s Class B Units.

The results of operations of IT’SUGAR are included in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 but are not included in the Company’s condensed consolidated statement of operations and comprehensive income for the period from January 1, 2021 to June 16, 2021. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s condensed consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Trade sales	$30,936	6,022	55,191	6,022
Income before income taxes	$1,250	817	229	817

The following unaudited financial data presents the Company’s actual revenues and earnings for the three and six months ended June 30 2022 and the Company’s pro forma earnings for the three and six months ended June 30, 2021 as if the Company consolidated IT’SUGAR on January 1, 2020 as a result of its emergence from bankruptcy (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Actual	Pro Forma	Actual	Pro Forma
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Trade sales	$72,585	61,050	138,334	132,137
Income before income taxes	$16,550	15,639	13,796	17,803
Net income	$10,389	11,788	8,463	13,426
Net income attributable to shareholders	$10,455	11,174	8,639	12,904

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2020, nor does it purport to predict the Company’s results of operations for any future periods.

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). These risks and uncertainties also include risks relating general competitive, economic, industry, market, geopolitical, and public health issues, including impacts of inflation on our costs and the ability to pass on price increases to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, the COVID-19 pandemic, labor shortages, increases in interest rates, current inflationary trends and possible deflationary pressures. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve raised interest rates in March, June, and July 2022 and signaled that additional rate increases may continue throughout the year. Increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business, including homebuilding and the availability of mortgages. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our business. These include (i) changes in consumer demand, (ii) disruptions in global supply chains, (iii) employee absenteeism and a general labor shortage, as well as increases in the cost of hiring and maintaining employees, (iv) disruptions in credit and capital markets, (v) our customer retention, including our ability to maintain our relationships with large customers, and (vi) heightened cybersecurity risks. The duration and severity of these factors are uncertain, and the Company may continue to be adversely impacted by these factors in future periods. It is also difficult to predict whether the COVID-19 pandemic or current economic conditions will result in prolonged changes in customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

Further, current inflationary trends may adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in costs related to shipping and raw materials which had an adverse effect on its margin. Any significant increase in Renin’s costs would impact Renin’s ability to comply with the terms of its debt covenants, requiring additional loan paydowns or the full repayment of its loan facility. These inflationary trends could have a material effect on the Company’s results of operations and financial condition if the Company is unable to increase prices to its customers to offset the increase in its costs.

The continuing effect of the COVID-19 pandemic, increasing interest rates and other actions the Federal Reserve may take in response to inflationary pressure as well as other factors, may cause a downturn in the economic environment, which could further adversely impact the gross margins of the Company’s operating businesses, particularly if an economic downturn is prolonged in nature and impacts consumer demand, materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, delays the production and shipment of products and raw materials from foreign suppliers or increases shipping costs.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, increased competition for qualified employees, federal unemployment subsidies, and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19, wage inflation or as a result of general economic conditions or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

Rising interest rates could also have an adverse impact on homebuyers and home sales, the availability of financing, the affordability of residential mortgages, and the profitability of development projects, as a majority of development costs are financed with third party debt.

While the Company believes that the bankruptcy process improved IT’SUGAR’s financial condition as a result of the relief it obtained in relation to its pre-petition liabilities and amendments to its lease agreements, the Company continues to be subject to risks and uncertainties related to IT’SUGAR that have had and could continue to have a material adverse effect on the Company and IT’SUGAR’s business, results of operations, and financial condition. These risks and uncertainties include, without limitation, the potential for additional disruptions to its operations if there is another outbreak of COVID-19 or a similar pandemic; risks associated with the current inflationary economic environment with respect to demand, sales levels, and consumer behavior, as well as increased inventory, freight, and labor costs and general supply chain disruptions which have had and may continue to have a material adverse effect in future periods; the risk that IT’SUGAR may not be able to continue to increase prices without significantly impacting consumer demand; risks relating to IT’SUGAR’s business plans, including that IT’SUGAR may not be able to fund or otherwise open new retail locations as or when expected, or at all; the risk that IT’SUGAR may not be able to extend or enter into new lease agreements for any existing “pop-up” locations which it desires to extend, whether on favorable terms or at all; risks related to the lease amendments entered into by IT’SUGAR, including that, while many of the lease amendments provided for the payment of rent based on a percentage of sales volumes for a specified period of time as opposed to fixed rental payments, IT’SUGAR continues to bear the costs of staffing and procuring inventory and the terms of many of such amendments require IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward and, as a result, IT’SUGAR’s ongoing occupancy costs have increased and will continue to increase as fixed rental payments under these leases revert to pre-bankruptcy levels. Further, landlords may exercise their right to terminate certain leases where rent was reduced or where IT’SUGAR has opened “pop-up” retail locations.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of June 30, 2022, the Company had total consolidated assets of $543.2 million and shareholders’ equity of $331.4 million.

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

Impact of Current Economic Conditions

Headline inflation has accelerated to 9.1%, and there has been broad based price increases for goods and services. The Federal Reserve has attempted to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country, have worsened supply chain issues with the potential of further exacerbating inflationary trends. It is possible that the country will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) higher overall operating expenses due to increases in labor and service costs, (iv) a reduction in customer demand for our products, (v) a shift in customer behavior as higher prices affect customer retention, and (vi) increased risk of impairments as a result of declining valuations.

In light of inflationary conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates are believed to have impacted residential home sales. Although such factors have not yet materially impacted BBXRE’s results of operations, these increased prices and increases in interest rates may have a material impact on BBXRE’s operating results in future periods and may also impact consumer and customer behavior.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR has increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, such increased inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk for inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates will also adversely impact Renin’s results. Further, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as the economy has reopened. In addition, following difficulties in maintaining appropriate inventory levels over the past year, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a slowdown in consumer demand, such increased inventory levels have increased the risk of Renin being unable to sell such products and the potential for inventory writedowns.

There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2022 compared to the same 2021 period:

•Total consolidated revenues of $83.7 million, a 35.6% increase compared to the same 2021 period.

•Income before income taxes of $16.6 million compared to $26.8 million during the same 2021 period.

•Net income attributable to shareholders of $10.5 million compared to $20.1 million during the same 2021 period.

•Diluted earnings per share of $0.68 compared to $1.07 for the same 2021 period.

The following summarizes key financial highlights for the six months ended June 30, 2022 compared to the same 2021 period:

•Total consolidated revenues of $159.2 million, a 28.8% increase compared to the same 2021 period.

•Income before income taxes of $13.8 million compared to $30.3 million during the same 2021 period.

•Net income attributable to shareholders of $8.6 million compared to $22.5 million during the same 2021 period.

•Diluted earnings per share of $0.56 compared to $1.18 for the same 2021 period.

The Company’s consolidated results of operations for the three and six months ended June 30, 2022 compared to the same 2021 period were significantly impacted by the following:

•A net increase in equity in net earnings of unconsolidated joint ventures during the 2022 period as compared to the same 2021 period primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, (ii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture’s sale of single-family homes in 2022, partially offset by the Altis Promenade joint venture’s sale of its multifamily apartment community in 2021; offset by

•The recognition of a $15.9 million non-cash gain on the reconsolidation of IT’SUGAR in the Company’s financial statements during the 2021 period;

•The recognition by Renin of a loss before income taxes of $3.9 million during the 2022 period primarily due to a decline in its gross margin percentage relating primarily to the significant increases in costs related to freight, raw materials, and labor in 2022 compared to 2021; and

•An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2022 period, including the impact of restricted stock awards granted in January 2022.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
BBX Capital Real Estate	$25,080	11,869	13,211	31,474	16,787	14,687
BBX Sweet Holdings	(218)	15,957	(16,175)	(1,348)	15,540	(16,888)
Renin	(3,904)	759	(4,663)	(7,605)	1,600	(9,205)
Other	409	404	5	902	1,158	(256)
Reconciling items and eliminations	(4,817)	(2,164)	(2,653)	(9,627)	(4,804)	(4,823)
Income before income taxes	16,550	26,825	(10,275)	13,796	30,281	(16,485)
Provision for income taxes	(6,161)	(6,588)	427	(5,333)	(7,589)	2,256
Net income	10,389	20,237	(9,848)	8,463	22,692	(14,229)
Net loss (income) attributable to noncontrolling interests	66	(117)	183	176	(227)	403
Net income attributable to shareholders	$10,455	20,120	(9,665)	8,639	22,465	(13,826)

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

BBXRE is also currently pursuing investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, the Altman Companies is currently evaluating potential opportunities to develop multifamily apartment communities in new geographical areas, including the greater Atlanta, Georgia area.

Business Update

As described in the Company’s 2021 Annual Report, BBXRE’s operations have benefited from an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, as sales at BBXRE’s single-family home developments and leasing at its multifamily apartment developments sponsored by the Altman Companies have significantly exceeded prior expectations. Further, BBXRE has benefited from (i) investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sale of three communities sponsored by the Altman Companies in 2021 and three communities sponsored by the Altman Companies in 2022, and (ii) available debt and equity capital for financing new multifamily apartment developments, as evidenced by the Altman Companies commencing the development of three multifamily apartment communities in 2021 and another multifamily community in the first six months of 2022.

However, there has also been a significant increase in land, commodity, and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of projects currently under construction and are also impacting the commencement of new development opportunities and the anticipated profitability of such developments. Further, in addition to increasing the cost of the Company’s outstanding indebtedness and any new financing, rising interest rates have had an adverse impact on home sales, the availability of financing, and the anticipated profitability of development projects, as a majority of development costs are financed with third party debt. BBXRE has also observed a relative decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, as well as a slowdown in applications for mortgage financing and home purchases, which BBXRE believes is a result of rising interest rates and an overall decline in economic and market conditions. Although such factors have not yet materially impacted BBXRE’s results of operations, these factors have impacted the Altman Companies pipeline of new developments, as further described below, and may have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods.

As previously discussed in the Company’s 2021 Annual Report, BBXRE’s operating results in 2021 significantly benefited from the demand for single-family and multifamily housing, and BBXRE currently expects certain of its existing investments to continue to benefit from these factors in 2022, as evidenced by the sale of Altis Little Havana, Altis Miramar, and Altra Miramar. However, BBXRE currently expects a relative decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 and (ii) the temporary delay of the commencement of new projects in 2020 due to the COVID-19 pandemic. Accordingly, BBXRE is focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. Due to the expected approximate three year life cycle of these developments, which generally results in the monetization of an investment approximately three years following the commencement of the development, BBXRE does not expect its operating results to significantly benefit from these efforts in the near term but believes that these investments are ultimately consistent with BBX Capital’s goals to build long-term shareholder value and a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows in future periods. However, there is no assurance that these investments in new development opportunities will be successful.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman in January 2023 for a purchase price, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of purchase), of $9.4 million. Further, Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies.

As of June 30, 2022, BBXRE had investments in eight active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at June 30, 2022	Expected Exit/Sales Date	Carrying Value of BBXRE Investment at June 30, 2022
Altis Grand Central	Tampa, Florida	314	Stabilized - 97% Occupied	2031	$706
Altis Miramar East/West	Miramar, Florida	650	Construction Complete. Sold in July 2022	2022	2,852
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	2023	11,469
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2023	2025	712
Altis Lake Willis Phase 2	Orlando, Florida	238	Predevelopment	TBD	3,002
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	2025	4,386
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2023	2025	620
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2023	2025	415

(1)The carrying value of BBXRE’s investment at June 30, 2022 includes $10.9 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

Developments Sold in 2022

In June 2022, the Altis Little Havana joint venture sold Altis Little Havana, its 224-unit multifamily apartment community located in Miami, Florida. As a result of the transaction, BBXRE received a net cash distribution of approximately $9.4 million from the joint venture and recognized $8.4 million of equity earnings from its investment in the joint venture during the three and six months ended June 30, 2022.

In June 2022, the Miramar East/West joint venture entered into an agreement to sell Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar. In July 2022, the joint venture completed the sale, and BBXRE received a net cash distribution of approximately $16.4 million from the joint venture in connection with the closing of the transaction.

New Developments

In February 2022, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Santa Barbara, a planned 242-unit multifamily apartment community in Naples, Florida. BBXRE invested $0.4 million in the managing member of the joint venture.

Other

As previously described in the Company’s 2021 Annual Report, developments sponsored by the Altman Companies have benefited from the increase in demand for multifamily apartment housing in many of the markets in Florida in which the Altman Companies operates, as the volume of new leases and rental rates at its completed developments have generally exceeded prior expectations. Further, as evidenced by the recent sales of Altis Little Havana in June 2022 and Altis Miramar and Altra Miramar in July 2022, the Altman Companies has benefited from continued investor demand for the acquisition of stabilized multifamily apartment communities. However, the Altman Companies has recently observed indications of a relative slowdown in demand for these investments, including a decline in the number of prospective buyers for multifamily apartment communities, which the Altman Companies believes is a result of increases in interest rates and an expected decline in economic and market conditions.

With respect to its communities where construction commenced in 2021 and 2022, while the Altman Companies’ development budgets for these projects projected increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including higher than anticipated interest costs related to debt financing and unanticipated increases in commodities costs, and potential delays in the timing of the completion of projects. While there is no assurance that this will be the case, the Altman Companies currently believes that the impact of higher development costs on the profits expected to be earned on these developments may be offset to some extent by i) the relatively lower cost of land associated with these developments, as contracts to purchase these land parcels were entered into prior to some of the more recent significant price appreciation in land values, and ii) higher rental rates currently resulting from inflationary factors and demand for multifamily housing. Nevertheless, the profits expected to be earned on these developments could be adversely impacted, particularly in light of the uncertainty associated with general market conditions, increases in interest rates, and the related impact on the economy and investor demand.

While the Altman Companies has identified new opportunities primarily located in South Florida, Orlando, Florida, and the greater Tampa, Florida area, all of which have experienced increased demand for multifamily housing, the significant increases in land, commodity, and labor prices, as well as supply chain disruptions and material shortages, have resulted in a compression in the profits expected to be earned from such developments, which has been further exacerbated by the estimated impact of higher interest rates on development costs and the estimated values at which multifamily apartment communities can be sold. Further, there is increased uncertainty related to whether growth in rental rates will be able to offset more recent increases in development costs for new communities. In addition, while the Altman Companies currently believes that debt and equity capital is available for new development opportunities, uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk of the Altman Companies being unable to identify equity and/or debt financing on acceptable terms, or at all. As a result of these factors, the Altman Companies may make a determination to not pursue prospective opportunities and/or may be unable to pursue such developments, which could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures related to prospective development opportunities that are abandoned, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

In addition to the above, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and expected further increases in interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and is expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders who are constructing single-family homes and townhomes. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of home sales by the homebuilders.

BBXRE has substantially completed the development of the lots comprising Phases 1 through 3 of the Beacon Lake Community and previously sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder in 2021.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of June 30, 2022:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(40)	(299)	(1,316)
Remaining lots to sell	—	—	—	160	—	160
Lots under contract with homebuilders	—	—	—	(160)	—	(160)
Available lots (2)	—	—	—	—	—	—

(1)As further described in Note 2 to the Company’s consolidated financial statements included in the 2021 Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of the lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3.

As noted in the table above, BBXRE has sold all but 160 lots in the Beacon Lake Community as of June 30, 2022 and is under contract to sell the remaining 160 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community. However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of June 30, 2022, BBXRE had recognized contingent purchase price receivables totaling $18.7 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	40	1,017
Homes closed	301	322	143	—	766
Homes remaining to close	1	157	53	40	251

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by recent increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has recently observed a relative deceleration in the number of prospective homebuyers and home sales as compared to 2021 and the first quarter of 2022, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. In spite of these factors, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an increase in prices for single-family homes; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

As of June 30, 2022, BBRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of June 30, 2022, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 89 homes. During the six months ended June 30, 2022, the joint venture closed on the sale of 57 single-family homes, and BBXRE recognized $5.2 million of equity earnings and received $5.4 million of distributions from the joint venture.

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. As of June 30, 2022, the joint venture had executed contracts to sell all of the homes comprising the community and had closed on the sale of all but 3 homes in the community. During the six months ended June 30, 2022, the joint venture closed on the sale of 35 single-family homes, and BBXRE recognized $0.3 million of equity earnings and received $1.8 million of distributions from the joint venture.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that is adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. As of June 30, 2022, the joint venture had executed contracts to sell 111 homes in the community and had closed on the sale of 23 homes. During the six months ended June 30, 2022, BBXRE recognized $0.1 million of equity earnings from the joint venture.

Although the above joint ventures have experienced increases in costs to construct homes in their respective communities and have experienced disruptions in supply chains and supply shortages, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments, as it is expected that higher demand and sales prices for single-family homes will to some extent offset the increase in construction costs.

Bayview Joint Venture

In 2014, BBXRE invested in a joint venture (the “Bayview joint venture”) with an affiliate of Procacci Development Corporation (“Procacci”). At the inception of the venture, BBXRE and Procacci each contributed $1.8 million to the venture in exchange for a 50% equity interest, and the joint venture acquired approximately three acres of real estate in Fort Lauderdale, Florida for $8.0 million. The property was subject to a mortgage loan which had an outstanding balance of $5.0 million, and in connection with BBXRE’s investment in the joint venture, the Company also guaranteed 50% of the outstanding balance of the mortgage loan.

In June 2022, BBXRE sold its equity interest in the Bayview joint venture to Procacci. As a result of the transaction, BBXRE received net cash proceeds of approximately $8.8 million and recognized a net gain from the sale of its investment in the venture of approximately $7.3 million, which is included in equity in net earnings of unconsolidated real estate joint ventures in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022. In connection with the sale, the Company and BBXRE obtained a release from the lender for any and all liability to the lender under the loan documents, including any obligation related to the Company’s guaranty on the outstanding loan balance.

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

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Sales of real estate inventory	$8,737	12,390	(3,653)	15,207	25,925	(10,718)
Interest income	629	500	129	1,174	975	199
Net gains on sales of real estate assets	—	204	(204)	1,329	309	1,020
Other revenues	506	438	68	1,022	836	186
Total revenues	9,872	13,532	(3,660)	18,732	28,045	(9,313)
Cost of real estate inventory sold	3,878	5,568	(1,690)	6,113	13,426	(7,313)
Recoveries from loan losses, net	(3,289)	(1,137)	(2,152)	(3,937)	(1,645)	(2,292)
Selling, general and administrative expenses	3,362	1,647	1,715	5,760	3,621	2,139
Total costs and expenses	3,951	6,078	(2,127)	7,936	15,402	(7,466)
Operating income	5,921	7,454	(1,533)	10,796	12,643	(1,847)
Equity in net earnings of unconsolidated real estate joint ventures	19,154	4,443	14,711	20,686	4,172	16,514
Other expense	5	(28)	33	(8)	(28)	20
Income before income taxes	$25,080	11,869	13,211	31,474	16,787	14,687

BBXRE’s income before income taxes for the three months ended June 30, 2022 compared to the same 2021 period increased by $13.2 million primarily due to the following:

•A net increase in equity in net earnings of unconsolidated joint ventures primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, (ii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture’s sale of single-family homes in 2022, partially offset by the Altis Promenade joint venture’s sale of its multifamily apartment community in 2021; and

•A net increase in recoveries from loan losses primarily attributable to a settlement with a guarantor of a previously charged-off loan in 2022; partially offset by

•A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 58 developed lots during the 2022 period compared to 94 developed lots during the 2021 period; and

•An increase in selling, general and administrative expenses primarily associated with new hires, which reflects the impact of the establishment of BBXRE’s logistics real estate division, and increased incentive compensation.

BBXRE’s income before income taxes for the six months ended June 30, 2022 compared to the same 2021 period increased by $14.7 million primarily due to the factors described above related to the three month ended June 30, 2022 compared to the same 2021 period.

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

BBX Sweet Holdings owns over 90% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. As a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2022. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR.

As a result of the above, IT’SUGAR’s results of operations are included in the Company’s statement of operations and comprehensive income for the three and six months ended June 30, 2022 and from June 17, 2021 to June 30, 2021 but are not included in the Company’s statement of operations and comprehensive income from January 1, 2021 to June 16, 2021.

Business Update

IT'SUGAR

As of June 30, 2022, IT’SUGAR was operating approximately 100 retail locations across the United States, including 14 “pop-up” retail locations.

Since June 2021, IT’SUGAR has been focused on (i) expanding its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii), (ii) evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates of retail space, (iii) improving the remaining maturity of its store portfolio by extending the lease terms of its existing successful retail locations and expanding the size of certain retail locations, and (iv) closing retail locations where appropriate (or where required if the applicable landlord has a right to terminate the lease and exercises such right).

The following summarizes activities in IT’SUGAR’s store portfolio in 2022:

•IT’SUGAR opened (i) large format “pop-up” retail locations in Chicago, Illinois and San Francisco, California, (ii) an Oreo Café in its “candy department store” at Ala Moana Center in Honolulu, Hawaii, (iii) an expansion of an existing retail location in Coney Island, New York, (iv) an expanded relocation of a store at an existing location in Branson, Missouri, and (v) a relocation of a store at an existing location in Orlando, Florida;

•IT’SUGAR executed lease agreements for (i) two “candy department stores” in high-traffic metropolitan areas, (ii) five new locations, (iii) its first retail location in Canada, and (iv) a large format “pop-up” retail location near Times Square in Manhattan, New York; and

•IT’SUGAR closed five retail locations.

During the course of its bankruptcy, IT’SUGAR opened various “pop-up” retail locations in select locations across the United States. These locations required initial capital investments that were generally significantly lower than the investments required for IT’SUGAR’s traditional retail locations and were subject to lease agreements with terms ranging from 13-36 months and which generally provided for the payment of rent based on a percentage of sales generated at the applicable location. Although IT’SUGAR has been seeking to extend the term of the leases for certain of these locations, certain of the landlords have indicated that they do not intend to extend the term of the leases, and in some cases, IT’SUGAR has closed the locations. However, IT’SUGAR is continuing to seek to open additional “pop-up” retail locations and has also expanded its “pop-up” retail location concept to include large format locations that are similar in size to its “candy department stores.” Although these large format “pop up” locations generally require initial capital investments that are higher than its previous “pop-up” locations and are also subject to leases that include fixed rental obligations as opposed to lease payments based on a percentage of sales, IT’SUGAR believes that these locations will generate higher sales that justify such investments. Further, as these large format “pop-up” retail locations are generally in high-traffic metropolitan locations of interest to IT’SUGAR, these locations will allow IT’SUGAR to test the market and evaluate whether it should incur the capital expenditures and lease obligations associated with longer-term retail locations in these locations.

As previously disclosed, IT’SUGAR executed lease amendments with respect to 78 retail locations during the course of its bankruptcy. Although the specific terms of the executed lease amendments vary, the amended leases generally provided for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provided for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the bankruptcy proceedings. Following such periods of time, the amended leases generally required IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. As the temporary rent relief provided by many of these amended leases expired in December 2021, IT’SUGAR experienced an increase in its occupancy costs during the three and six months ended June 30, 2022, as it recommenced the payment of previously scheduled fixed lease payments. In addition, for certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days. During the six months ended June 30, 2022, IT’SUGAR closed one of these locations as a result of the landlord’s exercise of its right to terminate the lease.

As previously disclosed, IT’SUGAR has experienced an improvement in its sales since the commencement of its bankruptcy proceedings, and its sales have continued to improve during the first and second quarter of 2022. The following summarizes the increase in IT’SUGAR’s comparable store sales and total revenues during the first and second quarter of 2022 as compared to the comparable periods in 2021 and 2019:

	First Quarter 2022 Compared to First Quarter 2019 (2)	First Quarter 2022 Compared to First Quarter 2021	Second Quarter 2022 Compared to Second Quarter 2019 (2)	Second Quarter 2022 Compared to Second Quarter 2021
Comparable Store Sales (1)	16%	30%	19%	11%
Total Revenues	41%	27%	44%	17%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.

(2)Because IT’SUGAR’s results for the first and second quarter of 2021 and fiscal 2020 were impacted by the COVID-19 pandemic, the Company has included a comparison of its results for the quarters ended March 31, 2022 and June 30, 2022 to the comparable periods in 2019 in order to include a meaningful comparison to periods that were not impacted by the COVID-19 pandemic.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight. Although it has observed some compression in its expected selling margins, IT’SUGAR has to date generally been able to mitigate the impact of increased costs through increases in the prices of its products. However, to the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume, particularly in light of current economic conditions and an expected decline in consumer discretionary spending that would result from a recessionary economic environment. In addition to an increase in its product costs, IT'SUGAR has also experienced delays in its supply chains, which have also impacted the inventory levels at its retail locations. Following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR has increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, IT’SUGAR intends to closely manage its inventory levels in anticipation of a possible slowdown in consumer demand.

In addition to the above issues, IT’SUGAR has been impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at its retail locations.

Las Olas Confections and Snacks and Hoffman’s Chocolates

During the three and six months ended June 30, 2022, the combined revenues of Las Olas Confections and Snacks’ and Hoffman’s Chocolates increased by approximately 13.8% and 8.5%, respectively, as compared to their sales during the same 2021 periods. Although they are also currently experiencing the impact of increased costs for raw materials and supply chain delays, as well as higher wages, they have generally mitigated the impact of these factors through increases in the prices of certain of their products and improvements in labor efficiencies in Las Olas Confections and Snacks’ manufacturing facility through a decrease in the use of temporary labor resources.

During the six months ended June 30, 2022, Hoffman’s Chocolates also sold its manufacturing facility in Greenacres, Florida, and substantially all of its products are now manufactured by Las Olas Confections and Snacks.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$35,602	10,198	25,404	64,959	15,180	49,779
Cost of trade sales		(20,622)	(6,556)	(14,066)	(38,995)	(10,384)	(28,611)
Gross margin		14,980	3,642	11,338	25,964	4,796	21,168
Interest income		—	36	(36)	—	36	(36)
Interest expense		(222)	(40)	(182)	(469)	(66)	(403)
Impairment losses		—	—	—	(64)	—	(64)
Selling, general and administrative expenses		(14,982)	(3,590)	(11,392)	(27,657)	(5,161)	(22,496)
Total operating (losses) income		(224)	48	(272)	(2,226)	(395)	(1,831)
Other income		6	19	(13)	878	45	833
Gain on the consolidation of IT'SUGAR, LLC		—	15,890	(15,890)	—	15,890	(15,890)
(Loss) income before income taxes		$(218)	15,957	(16,175)	(1,348)	15,540	(16,888)
Gross margin percentage	%	42.08	35.71	6.37	39.97	31.59	8.38
SG&A as a percent of trade sales	%	42.08	35.20	6.88	42.58	34.00	8.58
Expenditures for property and equipment		$2,588	16	2,572	3,945	19	3,926
Depreciation and amortization		$1,612	315	1,297	3,105	396	2,709
Debt accretion and amortization		$5	2	3	49	2	47

BBX Sweet Holdings’ loss before income taxes for the three months ended June 30, 2022 was $0.2 million compared to $16.0 million of income during the same 2021 period. The decrease was primarily due to the following:

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements in the 2021 period as a result of IT’SUGAR emerging from bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR; and

•An increase in an accrual related to long term incentive bonuses during the 2022 period; partially offset by

•An increase in operating income associated with IT’SUGAR, as IT’SUGAR’s results of operations were included in the entire 2022 period but were only included in the 2021 period from June 17, 2022 through June 30, 2022; and

•A decrease in Las Olas Confections and Snacks’ operating loss due to improved margins during the 2022 period as compared to the 2021 period primarily associated with price increases to customers and improved efficiencies in its manufacturing facility.

BBX Sweet Holdings’ loss before income taxes for the six months ended June 30, 2022 was $1.3 million compared to $15.5 million of income during the same 2021 period. The decrease was primarily due to the factors described above related to the three months ended June 30, 2022 compared to the same 2021 period, as well as the following:

•Operating losses associated with IT’SUGAR during the first quarter of 2022, as IT’SUGAR has historically generated operating losses during the first quarter due to a seasonal decline in its sales but its results of operations were excluded from the Company’s results in the first quarter of 2021; partially offset by

•The recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period associated with Hoffman’s Chocolates’ sale of its manufacturing facility in Greenacres, Florida.

Information regarding the results of operations for IT’SUGAR for the three and six months ended June 30, 2022 and the period from June 17, 2021 to June 30, 2021 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$30,936	6,022	24,914	55,191	6,022	49,169
Cost of trade sales		(16,936)	(3,114)	(13,822)	(31,065)	(3,114)	(27,951)
Gross margin		14,000	2,908	11,092	24,126	2,908	21,218
Interest expense		(199)	(27)	(172)	(376)	(27)	(349)
Impairment losses		—	—	—	(64)	—	(64)
Selling, general and administrative expenses		(12,551)	(2,067)	(10,484)	(23,411)	(2,067)	(21,344)
Total operating income		1,250	814	436	275	814	(539)
Other income (expense)		—	3	(3)	(46)	3	(49)
Income before income taxes		$1,250	817	433	229	817	(588)
Gross margin percentage	%	45.25	48.29	(3.03)	43.71	48.29	(4.58)
SG&A as a percent of trade sales	%	40.57	34.32	6.25	42.42	34.32	8.09

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and materials from China, Brazil, and certain other countries.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Business Update

During the six months ended June 30, 2022, Renin’s sales decreased as compared to the same period in 2021, and its retail channel comprised approximately 71% of its gross sales for the 2022 period as compared to approximately 78% for the same period in 2021. Although Renin’s sales in 2022 benefited from price increases to customers implemented in response to increased costs, as well as sales of slow-moving inventory as described below, the impact of these factors were offset primarily by a decline in sales volume. The decrease reflected (i) lower customer demand during the second quarter of 2022, (ii) backordered inventory resulting from supply chain disruptions, and (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021. In January 2022, Renin experienced disruptions associated with inclement weather and restrictions on business operations as a result of increased COVID-19 infections, which further impacted its sales. With respect to the decline in customer demand, Renin believes that the decline may be attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as many portions of the economy reopened, particularly in the United States. Renin’s sales may be further impacted in future periods if a recessionary environment further impacts consumer demand.

In addition to a decline in sales, Renin’s gross margin percentage decreased from 11.7% and 13.8%, respectively, during the three and six months ended June 30, 2021 to 2.3% and 3.7%, respectively, during the same periods in 2022. Renin has continued to be negatively impacted by significant increases in costs related to shipping and raw materials and delays in its supply chains during the past 12-15 months, which have adversely impacted (i) its product costs and gross margin, (ii) its ability to fulfill customer orders, and (iii) its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and the overall decline in its gross margin. While Renin has recently observed a decrease in spot rates for shipping products from overseas, Renin does not expect its operating results to benefit from these decreases for several months due to the timing of shipping products from overseas and ultimately selling such products to its customers. Further, costs to ship products from its domestic facilities to customers and costs of raw materials remain highly volatile, which has continued to negatively impact its gross margin. In addition, the overall decline in sales resulting from lower customer demand has increased the impact of the manufacturing overhead costs associated with its facilities on its operating results.

In an effort to mitigate the impact of certain of these factors, Renin has sought to (i) negotiate increases in prices with its customers, (ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities. As a result of declines in customer demand and a potential recessionary economic environment, Renin is evaluating steps it can take to reduce the costs associated with its manufacturing and distribution facilities, including (i) the possible consolidation of its manufacturing facilities and (ii) rationalizing and lowering its inventory levels.

Although Renin has taken steps intended to mitigate the risks it faces and is evaluating additional courses of action to further mitigate such factors, Renin’s product costs and gross margin have been and are expected to continue to be adversely impacted for the remainder of 2022 and into 2023. While Renin has been able to increase the prices of many of its products, the timing of the implementation of price increases with its major customers has generally lagged behind the increases in its costs, resulting in significantly lower gross margins during the periods in which Renin has continued to fulfill orders. In addition, in certain cases, the negotiated price increases do not fully offset the increase in Renin’s costs, and as a result, Renin’s gross margins will continue to be negatively impacted unless it can negotiate additional price increases in the future, global supply chains stabilize, and/or Renin is able to identify and implement alternative methods to source and manufacture its products in a more cost effective manner.

Further, Renin’s efforts to mitigate its increase in costs have had and may continue to have other negative impacts on Renin’s operations. In particular, the combination of higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers has negatively impacted its liquidity. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

Further, although Renin’s manufacturing and distribution facilities remained open throughout the COVID-19 pandemic, worker shortages and/or shutdowns related to COVID-19 may also result in the closure of facilities or cause such facilities to operate below capacity, particularly in Renin’s Canadian operations.

Renin is also negatively impacted by increases in interest rates, as its borrowings bear interest at variable rates.

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

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and postponed until the TD Bank credit facility has been paid or satisfied in full.

As of June 30, 2022, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with certain of the financial covenants in future periods as a result of its actual and expected operating results for 2022. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, on August 3, 2022, TD Bank sent a formal notice of default and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2021 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

Impairment Testing

As described in the consolidated financial statements included in the Company’s 2021 Annual Report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist.

During the three months ended June 30, 2022, the Company concluded that the factors discussed in this report, including inflationary pressures, the recent decline in market valuations, increases in interest rates, a decline in consumer demand, the current economic and geopolitical environment, and the increased likelihood of a recessionary environment in the foreseeable future, when combined with the ongoing nature of Renin’s margin compression and recent decline in customer demand, indicated that it was necessary to quantitively test whether the fair value of the Renin reporting unit had declined below its carrying amount as of June 30, 2022. As a result, the Company tested Renin’s goodwill for impairment by estimating the fair value of the Renin reporting unit as of June 30, 2022 and, as discussed below, concluded that its goodwill was not impaired, as the estimated fair value of the Renin reporting unit was in excess of the carrying amount of the reporting unit.

The Company applied an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of the Renin reporting unit, and the estimated fair values obtained from the income and market approaches were compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s assessment of the Renin reporting unit for impairment required the Company to make estimates based on facts and circumstances as of June 30, 2022 and assumptions about current and future economic and market conditions. These assumptions included, among other things, (i) the stabilization of Renin’s gross margins over time, including a progressive improvement during the second half of 2022 and into 2023 and a return to historical gross margins thereafter, (ii) a long-term increase in sales resulting from Renin increasing its market share in various products by leveraging its acquisition of Colonial Elegance in 2020, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for Renin’s products and/or its product margins, and/or (iii) Renin being unable to increase its market share in various products.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$35,093	34,378	715	68,581	73,069	(4,488)
Cost of trade sales		(34,305)	(30,362)	(3,943)	(66,079)	(63,018)	(3,061)
Gross margin		788	4,016	(3,228)	2,502	10,051	(7,549)
Interest expense		(776)	(429)	(347)	(1,342)	(839)	(503)
Selling, general and administrative expenses		(4,273)	(3,804)	(469)	(8,933)	(8,108)	(825)
Total operating (loss) income		(4,261)	(217)	(4,044)	(7,773)	1,104	(8,877)
Foreign exchange gain		357	976	(619)	168	496	(328)
(Loss) income before income taxes		$(3,904)	759	(4,663)	(7,605)	1,600	(9,205)
Gross margin percentage	%	2.25	11.68	(9.43)	3.65	13.76	(10.11)
SG&A as a percent of trade sales	%	12.18	11.07	1.11	13.03	11.10	1.93
Expenditures for property and equipment		$254	1,364	(1,110)	524	1,601	(1,077)
Depreciation and amortization		$832	632	200	1,651	1,263	388
Debt accretion and amortization		$21	30	(9)	53	61	(8)

Renin’s loss before income taxes for the three months ended June 30, 2022 was $3.9 million compared to $0.8 million of income during the same 2021 period. The decrease was primarily due to the following:

•A decrease in Renin’s gross margin percentage primarily as a result of (i) increased costs of shipping, raw materials and labor, (ii) delays in the implementation of price increases to certain customers, and (iii) sales of slow-moving inventory at cost;

•An increase in interest expense associated with (i) an increase in interest rates from the modification of the TD Bank credit facility in May 2022, (ii) rising rates on Renin’s variable rate debt, and (iii) interest expense associated with BBX Capital’s loan to Renin;

•An increase in selling, general, and administrative expenses primarily due to higher labor costs and professional fees and additional accrued severance associated with a former executive; and

•A decrease in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Renin’s loss before income taxes for the six months ended June 30, 2022 was $7.6 million compared to $1.6 million of income during the same 2021 period. The decrease was primarily due to the items discussed above, as well as a decline in Renin’s sales as compared to the same period in 2021 primarily as a result of (i) a decline in customer demand, (ii) backordered inventory resulting from supply chain disruptions, (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021, (iv) delays in shipments to customers due to ongoing price negotiations, and (v) disruptions in shipping and facilities associated with inclement weather and restrictions on business operations as a result of COVID-19 in January 2022.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three and six months ended June 30, 2022, the Company recognized income before income taxes related to these other businesses of $0.4 million and $0.9 million, respectively, compared to $0.4 million and $1.2 million during the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2021, the Company reversed $0.3 million of rent expense as a result of rent abatements obtained by the restaurant located in South Florida due to the effects of the COVID-19 pandemic on its operations.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2022 were $5.8 million and $11.4 million, respectively, compared to $3.5 million and $7.4 million, respectively, during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022 and 2021, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 reflect higher executive compensation, including $1.0 million and $1.7 million, respectively, in share based compensation expense from restricted stock awards granted in January 2022.

Interest Income

BBX Capital’s interest income for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively, which includes (i) $0.8 million and $1.5 million, respectively, of interest income on its note receivable from Bluegreen Vacations and (ii) the elimination of interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR.

BBX Capital’s interest income for the three and six months ended June 30, 2021 was $1.1 million and $2.3 million, respectively, which includes $1.1 million and $2.3 million, respectively, of interest income from its note receivable from Bluegreen Vacations.

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

The Company’s effective income tax rate for the three and six months ended June 30, 2022 was approximately 28% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and six months ended June 30, 2021 was approximately 23% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the three and six months ended June 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

Net Income or Loss Attributable to Noncontrolling Interests

As a result of the bankruptcy filing by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR. On June 17, 2021, the Company reconsolidated IT’SUGAR as a result of IT’SUGAR’s subsequent emergence from bankruptcy and again recognized the noncontrolling interest in IT’SUGAR. As IT’SUGAR is a partially-owned subsidiary, BBX Capital is required to attribute income or loss to the noncontrolling interest in IT’SUGAR during the periods in which IT’SUGAR is consolidated in the Company’s financial statements. As a result, for the period January 1, 2021 to June 16, 2021, IT’SUGAR’s activities are not included in the Company’s attribution of income or loss to noncontrolling interests, but during the three and six months ended June 30, 2022 and the period from June 17, 2021 to June 30, 2021, the Company attributed a loss related to IT’SUGAR activities to the noncontrolling interest in IT’SUGAR.

The net income attributable to noncontrolling interests during the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively, compared to a net loss attributable to noncontrolling interests $0.1 million and $0.2 million for the comparable 2021 periods reflecting income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and the aforementioned noncontrolling interest in IT’SUGAR.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$5,602	13,009
Cash flows provided by investing activities	3,914	8,041
Cash flows used in by financing activities	(9,675)	(9,236)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(159)	11,814
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$118,886	102,201

Cash Flows from Operating Activities

The Company’s cash from operating activities decreased by $7.4 million during the six months ended June 30, 2022 compared to the same 2021 period primarily due to an increase in trade inventory balances, lower sales of real estate inventory by BBXRE, and higher operating losses at Renin and BBX Sweet Holdings, partially offset by a higher return on investments of unconsolidated real estate joint ventures.

Cash Flows from Investing Activities

The Company’s cash from investing activities decreased by $4.1 million during the six months ended June 30, 2022 compared to the same 2021 period primarily due to $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR in June 2021, higher purchases of property and equipment and lower returns of investments in unconsolidated real estate joint ventures, partially offset by higher proceeds from the sales of real estate and property and equipment and lower investments in unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

The Company’s cash from financing activities decreased by $0.4 million during the six months ended June 30, 2022 compared to the same 2021 period primarily due to the $10.0 million partial repayment of the Renin term loan with TD bank, partially offset by lower repurchases of Class A Common Stock and higher revolving line of credit borrowings.

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

Commitments

The Company’s material commitments as of June 30, 2022 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of June 30, 2022 (in thousands):

	Payments Due by December 31,
					Unamortized
					Debt
				After	Issuance
Contractual Obligations (1)	2022	2023 - 2024	2025 - 2026	2027	Costs	Total
Notes payable and other borrowings (2)	$1,518	10,250	28,543	3,659	(406)	43,564
Noncancelable operating leases	10,970	43,327	34,004	45,534	—	133,835
Purchase an additional 40% interest in the Altman Companies (3)	—	9,400	—	—	—	9,400
Total contractual obligations	12,488	62,977	62,547	49,193	(406)	186,799
Interest Obligations (3)(4)
Notes payable and other borrowings	1,148	4,070	1,418	2,592	—	9,228
Total contractual interest	1,148	4,070	1,418	2,592	—	9,228
Total contractual obligations	$13,636	67,047	63,965	51,785	(406)	196,027

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Obligations under Renin’s credit facility with TD Bank, which had an aggregate balance of $37.9 million as of June 30, 2022, are presented based on the scheduled principal payments and stated maturity date of October 2025 currently contemplated in the loan agreement. As of June 30, 2022, Renin was out of compliance with the financial covenants under the credit facility, and on August 3, 2022, TD Bank provided formal notice to Renin that Renin was in default under the credit facility. Although TD Bank has not exercised any remedies under the facility as a result of the default, TD Bank’s remedies include the acceleration of amounts outstanding under the facility, and such acceleration would contractually obligate Renin to repay such amounts ahead of the scheduled repayment dates contemplated in the loan agreement. If Renin is required to repay all or a portion of its $37.9 million of borrowings, such repayment would have a material adverse effect on the Company’s liquidity and financial position.

(3)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred at the time of purchase. The above table does not include the obligation to purchase Joel Altman’s remaining 10% equity interest in the Altman Companies for $2.4 million at his option or in other predefined circumstances.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash, cash equivalents, and short-term investments of approximately $122.9 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic, inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sale of real estate.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities, including the potential repurchase of its common stock. However, as discussed above, the Company’s management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of inflationary trends, higher interest rates, and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the three and six months ended June 30, 2022, the Company repurchased 15,782 shares of its Class A Common Stock at an average per share purchase price of $7.69.

BBX Capital Real Estate

The Altman Companies

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, BBXRE and Joel Altman generally contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures on an ongoing basis, as well as to the managing member of newly formed joint ventures, based upon their current respective ownership of the Altman Companies. (Further, BBXRE’s contributions of capital to the Altman Companies for such expenditures are expected to increase in 2023 and future periods as a result of BBXRE’s obligation to acquire an additional 40% of the Altman Companies from Joel Altman in January 2023.) During the remainder of 2022, BBXRE currently anticipates that it will invest up to $5.0 million in the Altman Companies and certain related joint ventures for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects. Further, based on its current pipeline of new potential development projects, which reflects higher equity contributions due to higher expected development budgets and the acceleration of certain projects in 2023 to 2022, and certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE currently estimates that it may invest in excess of $15.0 million in newly formed joint ventures during the remainder of 2022. However, the timing of the commencement of such projects and the pace of development may result in such estimated investments being made in 2023 or a later period. Further, material adverse changes in market conditions may result in the Altman Companies electing to not move forward with such investments and forfeiting its deposits and predevelopment expenditures related to such projects. As previously disclosed, BBXRE may also consider opportunistically making increased equity investments in one or more new projects originated by the Altman Companies. Furthermore, BBXRE currently expects that it will contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies, in 2022.

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

BBX Logistics Properties

BBXRE currently expects to invest a net amount of up to $2.0 million in its logistics real estate division during the remainder of 2022 for planned predevelopment expenditures, ongoing operating costs, and investments in developments. If the division commences the development of warehouse and logistics facilities, BBXRE expects that it will seek to develop such projects through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. While there is no assurance that this will be the case, if joint ventures are formed to invest in projects, BBXRE expects that it will be reimbursed for all or a portion of its previously incurred predevelopment expenditures by such ventures. Further, in the event that BBXRE closes on development financing for such projects, BBXRE expects that it would be required to contribute at least $5.0 million to a wholly-owned subsidiary that will provide guarantees on the indebtedness for the funded projects and that such cash would be restricted from being utilized in BBXRE’s other operations.

BBXRE has entered into agreements to acquire five land parcels for the purpose of developing logistics facilities for an aggregate purchase price of approximately $60.0 million. BBXRE has completed due diligence on two of these parcels, which have an aggregate purchase price of approximately $35.0 million, and paid nonrefundable deposits totalling $0.9 million on these parcels, although the deposit on one of these parcels is contingently refundable if BBXRE is unable to obtain entitlements for the development. The agreements for the remaining three parcels are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods. As indicated above, if BBXRE moves forward with any or all of these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and it will assign the agreements to the applicable joint ventures.

Other

The operating agreements of certain real estate joint ventures in which BBXRE is an investor contain customary buy-sell provisions which could result in either the sale of BBXRE’s interest or the use of available cash to acquire the partner’s interest, and the Company’s commitments and liquidity requirements described above do not include amounts that the Company could pay as a result of the initiation of these provisions.

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $10.0 million of capital expenditures during 2022 to fund construction costs associated with new retail locations and the expansion of existing retail locations. BBX Capital has loaned $4.0 million to IT’SUGAR to partially fund such capital expenditures and currently expects that it will loan up to an additional $3.0 million to IT’SUGAR during the remainder of 2022.

Renin

During the year ended December 31, 2021, BBX Capital contributed $15.0 million to Renin to provide additional liquidity for working capital. Further, BBX Capital invested $13.5 million in Renin in May 2022 for Renin to pay down Renin’s term loan with TD Bank by $10.0 million and to provide additional liquidity for working capital requirements. The investment in Renin was necessitated primarily as a result of the impact of global supply chain disruptions, the increased costs of Renin’s operations, and compliance with the covenants under the terms of Renin’s credit facility with TD Bank. As further discussed in this report, additional amounts may be required to address the ongoing defaults under the credit facility with TD Bank. As of June 30, 2022, the aggregate amount outstanding under the credit facility with TD Bank was $37.9 million. Further, as a result of the resolution of a dispute between Renin and one of its suppliers, BBX Capital contributed $2.0 million to Renin in 2021 in order to fund the first half installment of the settlement payable by Renin to the supplier and contributed an additional $2.0 million to Renin in June 2022 in order to fund the final installment of the settlement. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will evaluate the operating results, financial condition, commitments and prospects of its subsidiaries on an ongoing basis and may determine that it will not provide additional funding or capital to its subsidiaries, including Renin.

Credit Facilities with Future Availability

As of June 30, 2022, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable

LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of June 30, 2022, the outstanding amount under the credit facility was $2.0 million, and the effective interest rate was 5.25%.

TD Bank Credit Facility

As Renin was out of compliance with the financial covenants under its credit facility with TD Bank as of June 30, 2022, Renin’s line of credit under the facility had no contractually committed availability as of June 30, 2022, although TD Bank has continued to allow Renin to utilize the line of credit for its operations. As of June 30, 2022, $37.9 million was outstanding under the TD Bank credit facility.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of June 30, 2022 and December 31, 2021, the Company’s investments in these joint ventures totaled $51.7 million and $53.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock under the Company’s repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2022	—	—	—	$15,000,000
May 1 – May 31, 2022	200	7.00	200	$14,998,595
June 1 – June 30, 2022	15,582	7.69	15,582	$14,878,697

(1)In January 2022, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $15.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. The timing, price, and number of shares repurchased will be based on market conditions, applicable securities laws, and other factors. The stock repurchases may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The stock repurchase authorization does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice.

Item 5. Other Information

As previously disclosed, Renin Holdings, LLC (“Renin Holdings”), a wholly owned subsidiary of BBX Capital, Inc. (the “Company”), Renin Canada Corp. (“Renin Canada”), a wholly owned subsidiary of Renin Holdings, and Renin US LLC (“Renin US”), a wholly owned subsidiary of Renin Holdings, have a Credit Agreement with The Toronto-Dominion Bank (“TD Bank”), as the lender, dated October 22, 2020, as amended by a First Amendment dated July 13, 2021, a Second Amendment dated November 9, 2021, and a Third Amendment dated May 9, 2022 (the “TD Bank Credit Facility”). Renin Canada and Renin US (collectively, the “Borrowers”) are the borrowers under the TD Bank Credit Facility, and Renin Holdings is the guarantor.

As of June 30, 2022, the aggregate amount outstanding under the TD Bank Credit Facility was $37.9 million, and the Borrowers were not in compliance with the financial covenants under the credit facility which required Borrowers to meet certain minimum levels of Consolidated Adjusted EBITDA (the “Minimum EBITDA Test”).

Following Borrowers’ notification to TD Bank about the non-compliance, on August 3, 2022, Renin Holdings and the Borrowers received a letter (the “Reservation of Rights Letter”) from TD Bank providing formal notice of Events of Default under the TD Bank Credit Facility due to the Borrowers’ failure to maintain the required minimum Consolidated Adjusted EBITDA for each of the seven-month period ending May 31, 2022 and the eight-month period ended June 30, 2022 and, as a consequence, were in breach of the required Minimum EBITDA Test for those periods. The Borrowers are not in default of any payment obligations under the TD Bank Credit Facility.

While TD Bank has not to date exercised any remedies under the TD Bank Credit Facility as a result of the Events of Defaults, the Reservation of Rights Letter expressly provides that TD Bank has not waived any such Events of Default and reserves all of TD Bank’s rights and remedies as a result thereof. These remedies include, among others, the right to accelerate the payment of principal and interest and the right to cancel any undrawn portion of the facility. The Borrowers are in continued discussions with TD Bank to address the outstanding issues. If such resolution involves an additional paydown to reduce amounts outstanding under the facility or the repayment of the facility in its entirety and the Borrowers are unable to refinance the facility, this would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

BBX CAPITAL, INC.

August 9, 2022	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

August 9, 2022	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer