Form 10-Q
period 2022-09-30
BBX Capital, Inc.
filed 2022-11-09
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2022 is as follows:

Class A Common Stock of $.01 par value, 12,210,631 shares outstanding.
Class B Common Stock of $.01 par value, 3,860,618 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$98,533	118,045
Restricted cash	750	1,000
Securities available for sale, at fair value	38,140	5,552
Trade accounts receivable, net	23,526	29,899
Trade inventory, net	54,496	41,895
Real estate ($4,804 in 2022 and $7,679 in 2021 held for sale)	17,710	22,868
Investments in and advances to unconsolidated real estate joint ventures	46,640	52,966
Note receivable from Bluegreen Vacations Holding Corporation	50,000	50,000
Property and equipment, net	32,508	30,611
Goodwill	18,414	18,414
Intangible assets, net	30,049	31,982
Operating lease assets	99,898	90,639
Deferred tax asset, net	4,646	3,776
Contingent purchase price receivable	14,648	19,925
Other assets	15,808	15,783
Total assets	$545,766	533,355
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$18,497	12,980
Accrued expenses	25,970	33,136
Other liabilities	5,473	5,002
Operating lease liabilities	114,820	103,262
Notes payable and other borrowings	44,218	54,883
Total liabilities	208,978	209,263
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	1,868	1,144
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 11,692,660 in 2022 and 11,803,842 in 2021	117	118
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,666,837 in 2022 and 3,671,437 in 2021	37	37
Additional paid-in capital	313,264	310,588
Accumulated earnings	20,241	9,226
Accumulated other comprehensive income	632	1,836
Total shareholders' equity	334,291	321,805
Noncontrolling interests	629	1,143
Total equity	334,920	322,948
Total liabilities and equity	$545,766	533,355

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Trade sales	$71,097	67,453	209,431	159,899
Sales of real estate inventory	1,606	21,849	16,813	47,774
Interest income	1,576	1,506	3,968	4,823
Net gains on sales of real estate assets	—	129	1,329	438
Other revenue	955	854	2,862	2,450
Total revenues	75,234	91,791	234,403	215,384
Costs and expenses:
Cost of trade sales	54,057	50,614	160,661	125,074
Cost of real estate inventory sold	556	9,999	6,669	23,425
Interest expense	615	374	1,660	958
Recoveries from loan losses, net	(278)	(5,393)	(4,215)	(7,038)
Impairment losses	311	—	375	—
Selling, general and administrative expenses	29,073	22,670	86,498	49,907
Total costs and expenses	84,334	78,264	251,648	192,326
Operating (losses) income	(9,100)	13,527	(17,245)	23,058
Equity in net earnings of unconsolidated real estate joint ventures	15,026	11,820	35,712	15,992
Other (expense) income	(310)	60	777	252
Gain on the consolidation of IT'SUGAR, LLC	—	—	—	15,890
Foreign exchange gain	903	292	1,071	788
Income before income taxes	6,519	25,699	20,315	55,980
Provision for income taxes	(2,519)	(6,382)	(7,852)	(13,971)
Net income	4,000	19,317	12,463	42,009
Net loss (income) attributable to noncontrolling interests	24	(125)	200	(352)
Net income attributable to shareholders	$4,024	19,192	12,663	41,657
Basic earnings per share	$0.26	1.13	0.82	2.27
Diluted earnings per share	$0.26	1.13	0.82	2.27
Basic weighted average number of common shares outstanding	15,409	17,027	15,452	18,373
Diluted weighted average number of common shares outstanding	15,494	17,027	15,491	18,373

Net income	$4,000	19,317	12,463	42,009
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities available for sale	(61)	(12)	(152)	—
Foreign currency translation adjustments	(838)	(332)	(1,052)	8
Other comprehensive (loss) income, net	(899)	(344)	(1,204)	8
Comprehensive income, net of tax	3,101	18,973	11,259	42,017
Comprehensive loss (income) attributable to noncontrolling interests	24	(125)	200	(352)
Comprehensive income attributable to shareholders	$3,125	18,848	11,459	41,665

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended September 30, 2022 and 2021
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2021	15,027	3,694	$150	37	310,588	15,247	2,182	254	328,458
Net income excluding $139 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	19,192	—	(14)	19,178
Other comprehensive loss	—	—	—	—	—	—	(344)	—	(344)
Purchase and retirement of common stock from tender offer	(1,403)	—	(14)	—	—	(11,417)	—	—	(11,431)
Purchase and retirement of common stock	(523)	(15)	(5)	—	—	(4,547)	—	—	(4,552)
Balance, September 30, 2021	13,101	3,679	$131	37	310,588	18,475	1,838	240	331,309

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154
Net income excluding $84 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	4,024	—	(108)	3,916
Other comprehensive loss	—	—	—	—	—	—	(899)	—	(899)
Accretion of noncontrolling interest	—	—	—	—	—	(270)	—	—	(270)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Purchase and retirement of common stock	(100)	—	(1)	—	—	(952)	—	—	(953)
Conversion of common stock from Class B to Class A	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	965	—	—	—	965
Balance, September 30, 2022	11,692	3,667	$117	37	313,264	20,241	632	629	334,920

BBX Capital, Inc.
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2022 and 2021
(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	(Deficit) Earnings	Income	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	37	310,588	(3,457)	1,830	99	309,253
Net income excluding $211 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	41,657	—	141	41,798
Other comprehensive income	—	—	—	—	—	—	8	—	8
Purchase and retirement of common stock from tender offer	(1,403)	—	(14)	—	—	(11,417)	—	—	(11,431)
Purchase and retirement of common stock	(1,120)	(15)	(11)	—	—	(8,308)	—	—	(8,319)
Balance, September 30, 2021	13,101	3,679	$131	37	310,588	18,475	1,838	240	331,309

	Share of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $95 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	12,663	—	(295)	12,368
Other comprehensive loss	—	—	—	—	—	—	(1,204)	—	(1,204)
Accretion of noncontrolling interest	—	—	—	—	—	(575)	—	—	(575)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	50	50
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(269)	(269)
Purchase and retirement of common stock	(116)	—	(1)	—	—	(1,073)	—	—	(1,074)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,676	—	—	—	2,676
Balance, September 30, 2022	11,692	3,667	$117	37	313,264	20,241	632	629	334,920

See Notes to Condensed Consolidated Financial Statements - Unaudited

 BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$12,463	42,009
Adjustments to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(4,215)	(7,038)
Depreciation, amortization and accretion	7,705	4,830
Net gains on sales of real estate and property and equipment	(1,592)	(491)
Gain on the consolidation of IT'SUGAR, LLC	—	(15,890)
Equity in net earnings of unconsolidated real estate joint ventures	(35,712)	(15,992)
Return on investment in unconsolidated real estate joint ventures	38,197	18,739
(Increase) decrease in deferred income tax asset, net	(870)	952
Impairment losses	375	—
Share-based compensation expense	2,712	—
Increase in trade inventory	(11,589)	(5,635)
Recovery for excess and obsolete inventory	(1,012)	(400)
Decrease (increase) in trade receivables	6,373	(394)
Decrease in real estate inventory	580	18,621
Net change in operating lease asset and operating lease liability	964	1,231
Decrease (increase) in contingent purchase price receivable	5,277	(10,584)
Increase in other assets	(561)	(1,175)
(Decrease) increase in accrued expenses	(7,166)	3,173
Increase (decrease) in accounts payable	5,517	(2,976)
(Decrease) increase in other liabilities	(525)	531
Net cash provided by operating activities	16,921	29,511
Investing activities:
Return of investment in unconsolidated real estate joint ventures	10,648	19,423
Investments in unconsolidated real estate joint ventures	(5,623)	(13,211)
Purchases of securities available for sale	(32,809)	—
Redemptions of securities available for sale	230	—
Proceeds from repayment of loans receivable	4,442	7,837
Proceeds from sales of real estate held-for-sale	3,937	1,704
Proceeds from sales of property and equipment	2,741	—
Repayment of advances to IT'SUGAR, LLC	—	222
Additions to real estate held-for-sale and held-for-investment	(382)	(35)
Purchases of property and equipment	(10,061)	(5,254)
Cash acquired in the consolidation of IT'SUGAR, LLC	—	6,909
Change in cash from other investing activities	(10)	(259)
Net cash (used in) provided by investing activities	(26,887)	17,336
		(Continued)

	For the Nine Months Ended September 30,
	2022	2021
Financing activities:
Repayments of notes payable and other borrowings	(15,049)	(12,974)
Proceeds from notes payable and other borrowings	6,528	10,487
Purchase and retirement of Class A Common Stock	(1,074)	(8,319)
Purchase and retirement of Class A Common Stock from tender offer	—	(11,431)
Capital contributions from noncontrolling interests	68	—
Distributions to noncontrolling interests	(269)	—
Net cash used in financing activities	(9,796)	(22,237)
(Decrease) increase in cash, cash equivalents and restricted cash	(19,762)	24,610
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$99,283	114,997

Interest paid on borrowings, net of amounts capitalized	$1,397	789
Income taxes paid	11,763	7,661
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	349	345
Operating lease assets obtained in exchange for new operating lease liabilities	23,646	10,894
Assumption of Community Development District Bonds by homebuilders	2,391	5,066
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	98,533	113,547
Restricted cash	750	1,450
Total cash, cash equivalents, and restricted cash	$99,283	114,997

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

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBX Capital Real Estate currently owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities, and anticipates acquiring an additional 40% of the Altman Companies in January 2023. BBX Capital Real Estate also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman. Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), and will also acquire control and decision making authority for all significant operating and financing decisions related to the Altman Companies as of and subsequent to the acquisition. Further, Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition of additional equity interests in the Altman Companies from Joel Altman.

The Company currently accounts for its investment in the Altman Companies under the equity method of accounting. Upon the acquisition of the additional 40% equity interest in the Altman Companies, the Company will consolidate the Altman Companies in its financial statements using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company will remeasure the carrying value of its current equity interests in the Altman Companies at fair value as of the January 2023 acquisition date, with the remeasurement adjustment recognized in the Company’s statement of operations, and expects to recognize goodwill based on the difference between (i) the fair values of the identifiable assets and liabilities of the Altman Companies at the acquisition date and (ii) the cash consideration paid at closing and the fair values of the Company’s interests and any noncontrolling interests in the Altman Companies at the acquisition date.

Further, the Company expects that it will consolidate the managing member of any new development joint ventures that are sponsored and formed by the Altman Companies commencing as of and subsequent to the January 2023 acquisition date. However, because Joel Altman will generally retain his decision making rights in the managing member of development joint ventures that are originated prior to the January 2023 acquisition date, the Company expects that it will continue to apply the equity method of accounting to those joint ventures.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida.

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

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements of the Company include the condensed consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. Due to the deconsolidation of IT’SUGAR in September 2020 as a result of its bankruptcy filings and the Company’s reconsolidation of IT’SUGAR’s subsequent to its emergence from bankruptcy in June 2021, the Company’s condensed consolidated statement of operations and comprehensive income, condensed consolidated statement of changes in equity, and condensed consolidated statement of cash flows from January 1, 2021 to June 16, 2021 do not include the operations of IT’SUGAR, while the Company’s condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity, and condensed consolidated statements of cash flows for the three months and nine months ended September 30, 2022 and the three months ended September 30, 2021 include the operations of IT’SUGAR. The Company’s statements of financial condition include IT’SUGAR’s assets and liabilities as of September 30, 2022 and December 31, 2021.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, a possible recession, and the COVID-19 pandemic, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions and economic trends are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, external factors. Such changes could result in, among other adjustments, future impairments of intangibles, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

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

Marketable Investment Securities

The Company designates its marketable investment securities as held to maturity, available for sale, or trading depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts. Debt securities designated as held to maturity with maturities of 90 days or less at the date of purchase are included in cash and cash equivalents in the Company’s statement of financial condition. As of September 30, 2022 and December 31, 2021, there were $20.1 million and $0, respectively, of treasury securities with maturities of 90 days or less at the date of purchase that were classified as cash and cash equivalents in the Company’s statements of financial condition.

Debt securities not held to maturity are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss).

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in the consolidated statements of operations in other income (expense).

For securities classified as held-to-maturity, management must estimate expected credit losses over the remaining expected life and recognize this estimate as an allowance for credit losses. Debt securities that are available-for-sale are analyzed quarterly for credit losses. The analysis is performed on an individual security basis for all securities where fair value has declined below amortized cost.

Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method.

The Company’s investments in certain community development district bonds and corporate bonds have been reclassified from other assets to securities available for sale in the Company’s statement of financial condition as of December 31, 2021 to conform to the revised financial statement presentation for 2022.

Impact of the COVID-19 Pandemic and Current Economic Issues

The COVID-19 pandemic resulted in an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates. While the impact of the COVID-19 pandemic on our businesses has generally subsided, it is not possible to assess the expected duration and effects of COVID-19 on our businesses. Further, our businesses are also impacted by general economic conditions, including, among other things, (i) disruptions in global supply chains, (ii) a general labor shortage and employee absenteeism, (iii) increased economic uncertainty and its impact on demand for our products, and (iv) higher interest rates. The duration and severity of uncertain economic and market conditions and the pandemic are difficult to predict, and the Company may be adversely impacted by these conditions in future periods. At this time, we are also not able to predict whether economic factors and issues associated with the COVID-19 pandemic will result in permanent changes in our customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products, or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

Current inflationary and economic trends have and may continue to adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and increasing interest rates have impacted homebuyer demand in BBXRE’s housing communities, the availability of financing for BBXRE or its customers, and the costs of any financing BBXRE or its joint venture partners has in place or in the future may incur in connection with acquisition and development activities. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in interest costs and costs related to shipping and raw materials. These factors have had a material effect on the Company’s results of operations and financial condition and may continue to do so if the Company is not able to increase prices to its customers to offset the increase in its costs.

A further downturn in the economic environment may also have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn or recession (i) is prolonged in nature and impacts consumer demand, (ii) materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, (iii) delays the production and shipment of products and raw materials, or (iv) increases shipping costs.

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

As of September 30, 2022, the Company’s consolidated cash and cash equivalent balances were $98.5 million.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates issued by the Financial Accounting Standards Board (“FASB”) that were adopted as of January 1, 2022, and the Company has adopted all relevant FASB pronouncements and guidance as of September 30, 2022.

2. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

As of September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$32,966	—	(17)	32,949
Community Development District Bonds	820		(9)	811
Corporate bonds	4,413	—	(33)	4,380
Total available-for-sale	$38,199	—	(59)	38,140

As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$—	—	—	—
Community Development District Bonds	820	94	—	914
Corporate bonds	4,671		(33)	4,638
Total available-for-sale	$5,491	94	(33)	5,552

All U.S. Treasury and federal agency securities and Corporate bonds available-for-sale have maturities of less than one year. The Community Development District Bonds mature after ten years.

3. Trade Receivables

The Company’s trade receivables consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Trade receivables	$23,743	30,124
Allowance for expected credit losses	(217)	(225)
Total trade receivables	$23,526	29,899

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$9,793	8,545
Paper goods and packaging materials	2,613	1,777
Finished goods	44,760	35,255
Total trade inventory	57,166	45,577
Inventory reserve	(2,670)	(3,682)
Total trade inventory, net	$54,496	41,895

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Real estate held-for-sale	$4,804	7,679
Real estate held-for-investment	6,452	6,113
Real estate inventory	4,141	8,884
Predevelopment costs	2,313	192
Total real estate	$17,710	22,868

0

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of September 30, 2022, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Altis Grand Central	$687	$730
Altis Ludlam Trail (1)	11,803	10,831
Altis Grand at The Preserve	—	194
Altis Little Havana	300	1,021
Altis Lake Willis Phase 1	728	437
Altra Lake Willis Phase 2	1,066	—
Altis Vineland Pointe	—	2,538
Altis Miramar East/West	434	2,878
Altis Grand at Suncoast	4,483	2,780
Altis Blue Lake	634	260
Altis Santa Barbara	424	—
The Altman Companies	14,648	16,716
ABBX Guaranty	3,750	3,750
Bayview	—	1,308
Marbella	1,444	974
The Main Las Olas	1,604	1,990
Sky Cove	197	1,686
Sky Cove South	4,274	4,708
Other	164	165
Total	$46,640	$52,966

(1)The carrying value of BBXRE’s investment at September 30, 2022 and December 31, 2021 includes $11.2 million and $10.3 million, respectively, related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, which is accounted for as a loan receivable.

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

As of September 30, 2022, BBRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of September 30, 2022, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 126 homes. During the nine months ended September 30, 2022, BBXRE recognized $8.6 million of equity earnings and received $8.1 million of distributions from the joint venture.

In June 2022, the Altis Little Havana joint venture sold Altis Little Havana, its 224-unit multifamily apartment community located in Miami, Florida. As a result of the transaction, BBXRE received a net cash distribution of approximately $9.4 million from the joint venture and recognized $8.4 million of equity earnings from its investment in the joint venture during the nine months ended September 30, 2022.

In June 2022, BBXRE sold its equity interest in the Bayview joint venture to its joint venture partner. As a result of the transaction, BBXRE received net cash proceeds of approximately $8.8 million and recognized a net gain from the sale of its investment in the venture of approximately $7.3 million, which is included in equity in net earnings of unconsolidated real estate joint ventures in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022.

In July 2022, the Miramar East/West joint venture sold Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar. As a result of the transaction, BBXRE received a net cash distribution of approximately $16.4 million from the joint venture and recognized approximately $14.0 million of equity earnings from its investment in the joint venture during the three and nine months ended September 30, 2022.

BBXRE and Joel Altman had previously invested in the Altis Lake Willis Vineland joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed with an institutional investor to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and closed on its development financing. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing Altis Lake Willis Vineland joint venture,.

In September 2022, the Altra Lake Willis Phase 2 joint venture was formed with an institutional investor to develop the second phase of the project, which is expected to be comprised of a 230-unit multifamily apartment community, and the remaining land held by the Altis Lake Willis Vineland joint venture was transferred to the Altis Lake Willis Phase 2 joint venture in exchange for cash. In connection with the transfer of the land, BBXRE and Joel Altman also acquired membership interests in the managing member of the Altis Lake Willis Phase 2 joint venture. As a result of the transaction, BBXRE received a cash distribution of approximately $2.3 million from the Altis Lake Willis Vineland joint venture and recognized approximately $0.4 million of equity earnings from its investment in the venture during the three and nine months ended September 30, 2022. As of September 30, 2022, predevelopment activities related to the development of Altis Lake Willis Phase 2 remained ongoing, and the joint venture was continuing to seek debt financing for the project.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Company’s current 50% interest in the Altman Companies joint venture (in thousands):

	September 30,	December 31,
	2022	2021
Assets
Cash	$1,728	995
Properties and equipment	426	387
Investment in unconsolidated subsidiaries	6,223	7,153
Goodwill	16,683	16,683
Due from related parties	3,932	4,462
Predevelopment costs	8,156	6,036
Other assets	2,696	2,626
Total assets	$39,844	38,342
Liabilities and Equity
Notes payable	$3,600	3,250
Other liabilities	10,396	5,213
Total liabilities	13,996	8,463
Total equity	25,848	29,879
Total liabilities and equity	$39,844	38,342

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$1,747	$2,156	$6,125	$5,600
Other expenses	(3,999)	(2,586)	(10,055)	(8,314)
Operating loss	(2,252)	(430)	(3,930)	(2,714)
Equity in (losses) earnings from unconsolidated investment in Altman Glenewinkel Construction, LLC	(952)	—	(1,884)	608
Net losses	(3,204)	(430)	(5,814)	(2,106)
Equity in net (losses) earnings of unconsolidated real estate joint venture - The Altman Companies	$(1,602)	$(215)	$(2,907)	$(1,053)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	September 30,	December 31,
	2022	2021
Assets
Cash	$1,651	4,371
Real estate inventory	17,510	49,928
Other assets	759	1,673
Total assets	$19,920	55,972
Liabilities and Equity
Notes payable	$8,134	30,987
Customer deposits	7,769	21,255
Other liabilities	1,260	2,698
Total liabilities	17,163	54,940
Total equity	2,757	1,032
Total liabilities and equity	$19,920	55,972

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$32,571	3,982	$80,591	3,982
Cost of real estate inventory sold	(24,702)	(3,201)	(60,351)	(3,201)
Other expenses	(994)	(385)	(2,710)	(1,094)
Net earnings (losses)	6,875	396	17,530	(313)
Equity in net earnings (losses) of unconsolidated real estate joint venture - Marbella	$3,363	198	$8,574	(157)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	September 30,	December 31,
	2022	2021
Assets
Cash	$1,287	40
Real estate	—	58,254
Other assets	614	610
Total assets	$1,901	58,904
Liabilities and Equity
Notes payable	$—	32,536
Other liabilities	1,901	3,116
Total liabilities	1,901	35,652
Total equity	—	23,252
Total liabilities and equity	$1,901	58,904

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$55	—	$255	—
Gain on sale of real estate	711	—	56,547	—
Other expenses	(683)	—	(1,044)	(1)
Net earnings (losses)	83	—	55,758	(1)
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$—	—	$8,398	—

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Miramar East/West joint ventures (in thousands):

	September 30,	December 31,
	2022	2021
Assets
Cash	$3,073	138
Real estate	—	42,613
Construction in progress	—	103,413
Other assets	1,881	1,773
Total assets	$4,954	147,937
Liabilities and Equity
Notes payable	$—	88,077
Other liabilities	217	6,785
Total liabilities	217	94,862
Total equity	4,737	53,075
Total liabilities and equity	$4,954	147,937

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$1,905	73	$5,049	139
Gain on sale of real estate	142,673	—	143,310	—
Other expenses	(2,305)	(281)	(6,890)	(532)
Net earnings (losses)	142,273	(208)	141,469	(393)
Equity in net earnings of unconsolidated real estate joint venture - Altis Miramar East/West	$14,012	(10)	$13,954	(20)

7. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2022			December 31, 2021
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$3,897	2.40-3.75%	$4,384	$7,657	2.40-6.00%	$9,669
TD Bank Term Loan and Revolving Line of Credit	38,433	7.43%	(1)	44,363	3.78%	(1)
IberiaBank Revolving Line of Credit (2)	2,250	6.75%	(4)	2,041	3.75%	(4)
IberiaBank Note (3)	—	—	—	1,418	3.50%	1,802
Other	14	4.22%	—	26	4.22%	—
Unamortized debt issuance costs	(376)	—		(622)
Total notes payable and other borrowings	$44,218			$54,883

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

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended effective March 31, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and repayments postponed until the TD Bank credit facility has been satisfied in full.

As of June 30, 2022 and continuing as of September 30, 2022, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with certain of the financial covenants in future periods as a result of its actual and expected operating results for 2022. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, TD Bank has sent formal notices of default and has confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings prior to the scheduled maturities, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

The risks and uncertainties associated with the matters described above, as well as those described in the Company’s 2021 Annual Report, could have a material adverse impact on Renin’s results of operations, cash flows, and financial condition in future periods.

IberiaBank Note

In August 2021, BBX Sweet Holdings and certain of its subsidiaries, including The Hoffman Commercial Group, Inc., borrowed $1.4 million from IberiaBank and issued a note payable to IberiaBank (the “IberiaBank Note”). The IberiaBank Note was secured by land and buildings owned by The Hoffman Commercial Group, Inc. and was guaranteed by BBX Capital. In March 2022, The Hoffman Commercial Group, Inc. closed on the sale of the land and building held as collateral, and the IberiaBank Note was repaid-in-full. Included in other income in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022 was a $0.9 million net gain from The Hoffman Commercial Group, Inc’s sale of the land and building for net proceeds of $2.7 million.

8. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of September 30, 2022, the percentage of total common equity represented by the Class A and Class B Common Stock was 76% and 24%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2021 Incentive Plan (“2021 Plan”)

On January 18, 2022, the compensation committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to certain of its executive and non-executive officers and 205,029 restricted shares of BBX Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million (a weighted average per share fair value of $10.34), and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022. As of September 30, 2022, the unearned compensation expense associated with the awards was $5.4 million.

On October 1, 2022, 190,505 shares of Class A Common Stock and 68,343 shares of Class B Common Stock vested at a fair value of $1.5 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock as of September 30, 2022. In October 2022, award recipients surrendered a total of 53,552 shares of Class A Common Stock and 11,248 shares of Class B Common Stock to BBX Capital to satisfy a tax withholding obligation of $0.8 million associated with the vesting. The Company retired the surrendered shares.

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

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the nine months ended September 30, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, at an average cost of $9.27 per share, including fees.

During the nine months ended September 30, 2021, the Company repurchased 1,119,813 shares of its Class A Common Stock and 14,394 shares of its Class B Common Stock for approximately $8.3 million under the Company’s then existing stock repurchase program, at an average cost of $7.33 per share, including fees.

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

9. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Trade sales - wholesale	$36,617	37,395	$113,082	117,555
Trade sales - retail	34,480	30,058	96,349	42,344
Sales of real estate inventory	1,606	21,849	16,813	47,774
Revenue from customers	72,703	89,302	226,244	207,673
Interest income	1,576	1,506	3,968	4,823
Net gains on sales of real estate assets	—	129	1,329	438
Other revenue	955	854	2,862	2,450
Total revenues	$75,234	91,791	$234,403	215,384

As of September 30, 2022 and December 31, 2021, the contingent purchase price receivable of $14.6 million and $19.9 million included in the Company’s condensed consolidated statements of financial condition, respectively, represents estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at BBXRE’s Beacon Lake Community Development. As of September 30, 2022 and December 31, 2021, the Company’s other liabilities in its condensed consolidated statements of financial condition included $1.3 million and $0.6 million, respectively, of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

During the three and nine months ended September 30, 2022, Renin’s total revenues included $26.9 million and $80.4 million, respectively, of trade sales to three major customers and their affiliates and $11.6 million and $38.1 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $5.0 million, $12.2 million, and $9.7 million for the three months ended September 30, 2022, which represented 6.6%, 16.3%, and 12.8% of the Company’s total revenues for the three months ended September 30, 2022. Revenues from each of the three major customers were $15.1 million, $36.4 million, and $28.9 million for the nine months ended September 30, 2022, which represented 6.4%, 15.5%, and 12.3% of the Company’s total revenues for the nine months ended September 30, 2022.

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

10. Income Taxes

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was approximately 30% and 29%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was approximately 25%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the nine months ended September 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

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

11. Earnings Per Share

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic earnings per share
Numerator:
Net income	$4,000	19,317	12,463	42,009
Net loss (income) attributable to noncontrolling interests	24	(125)	200	(352)
Net income available to shareholders	$4,024	19,192	12,663	41,657
Denominator:
Basic weighted average number of common shares outstanding	15,409	17,027	15,452	18,373
Basic earnings per share	$0.26	1.13	0.82	2.27
Diluted earnings per share
Numerator:
Net income available to shareholders	$4,024	19,192	12,663	41,657
Denominator:
Basic weighted average number of common shares outstanding	15,409	17,027	15,452	18,373
Effect of dilutive restricted stock awards	85	—	39	—
Diluted weighted average number of common shares outstanding	15,494	17,027	15,491	18,373
Diluted earnings per share	$0.26	1.13	0.82	2.27

During the three and nine months ended September 30, 2022, 776,552 of outstanding unvested restricted stock awards were dilutive and included in the computation of diluted earnings per share. No restricted stock awards were outstanding during the three and nine months ended September 30, 2021.

12. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of September 30, 2022 and December 31, 2021, the Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $1.9 million and $1.1 million, respectively, which relates to a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interests in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and again recognized the redeemable noncontrolling interest in IT'SUGAR as of that date. During the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, the Company’s condensed consolidated results of operations and comprehensive income included the results of operations of IT’SUGAR, and during the nine months ended September 30, 2021, the Company’s condensed consolidated results of operations and comprehensive income included the results of operations of IT’SUGAR from June 17, 2021 through September 30, 2021. The Company has attributed net income and losses to the redeemable noncontrolling interest in IT’SUGAR during the periods which include the results of operations of IT’SUGAR.

During the three and nine months ended September 30, 2022, the net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $84,000 and $95,000, respectively. For the three months ended September 30, 2021 and for the period from June 17, 2021 to September 30, 2021, the net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $139,000 and $211,000, respectively.

Other Noncontrolling Interests

As of September 30, 2022 and December 31, 2021, the Company’s consolidated statements of financial condition included noncontrolling interests of $0.6 million and $1.1 million, respectively, which are primarily comprised of (i) a 19% noncontrolling equity interest in a restaurant the Company acquired through a loan foreclosure and (ii) noncontrolling interests in IT’SUGAR FL II, LLC. IT’SUGAR FL II, LLC is a consolidated VIE that operates IT’SUGAR’s retail location in Hawaii. As of September 30, 2022 and December 31, 2021, the Company’s condensed consolidated statements of financial condition included total assets of IT’SUGAR FL II, LLC of $9.8 million and $11.2 million, respectively, and total liabilities of IT’SUGAR FL II, LLC of $8.8 million and $9.1 million, respectively.

During the three and nine months ended September 30, 2022, the net loss attributable to these other noncontrolling interests was $108,000 and $295,000 respectively. During the three and nine months ended September 30, 2021, the net (loss) income attributable to these noncontrolling interests was ($14,000) and $0.1 million, respectively.

13. Commitments and Contingencies

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of September 30, 2022.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is guarantor on a lease agreement executed by IT’SUGAR which expires in January 2023 with respect to base rents of $0.2 million, as well as common area costs, under the lease.

•BBX Capital is a guarantor on a lease agreement executed by Renin which expires November 2029 with respect to base rents of $7.7 million, as well as common area costs, under the lease.

•BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 7 for additional information regarding these obligations.

BBX Capital was previously a guarantor of 50% of the outstanding balance of a third-party mortgage loan to the Bayview joint venture which had an outstanding balance of $5.0 million as of December 31, 2021. In June 2022, the Company sold its equity interest in the joint venture to its joint venture partner. In connection with the sale, the Company obtained a release from the lender under the mortgage loan for any liability to the lender under the loan documents, including any obligation related to the Company’s guaranty of the outstanding loan balance.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$98,533	98,533	98,533	—	—
Restricted cash	750	750	750	—	—
Securities available for sale	38,140	38,140	32,949	5,191	—
Note receivable from Bluegreen Vacations	50,000	45,535	—	—	45,535
Financial liabilities:
Notes payable and other borrowings	44,218	43,296	—	—	43,296

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,045	118,045	118,045	—	—
Restricted cash	1,000	1,000	1,000	—	—
Securities available for sale	5,552	5,552	—	5,552	—
Note receivable from Bluegreen Vacations	50,000	50,340	—	—	50,340
Financial liabilities:
Notes payable and other borrowings	54,883	56,360	—	—	56,360

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for certain of these financial instruments, the fair values of some of the Company’s financial instruments have been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues in which the outcome is unknown, and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their estimated fair values. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

The amounts reported in the condensed consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The fair values of the Company’s securities available for sale were measured using the market approach with Level 2 inputs for corporate bonds based on estimated market prices of similar financial instruments and Level 1 inputs for treasury securities.

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

The Company is exposed to credit related losses in the event of non-performance by counterparties to the financial instruments with a maximum exposure equal to the carrying amount of the assets. The Company’s exposure to credit risk consists primarily of accounts receivable balances and corporate bonds.

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

During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $1.5 million, respectively, of income for providing office space, risk management, and management advisory services to Bluegreen Vacations and $0.2 million and $0.6 million, respectively, for such services during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company paid Bluegreen Vacations $0 and $158,000, respectively, for office space provided by Bluegreen Vacations to the Company. Bluegreen Vacations ceased providing office space to the Company in March 2021, and the Company began providing office space to Bluegreen Vacations in November 2021. The amounts paid or reimbursed are an allocation of the actual cost of providing the services or space.

During the three and nine months ended September 30, 2022, the Company paid the Abdo Companies, Inc. approximately $44,000 and $131,000, respectively, for certain management services and rent. During the three and nine months ended September 30, 2021, the Company paid the Abdo Companies, Inc. approximately $38,000 and $115,000, respectively, for such services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $47,000 and $247,000, respectively, net of services provided to the Company by the Altman Companies, during the three and nine months ended September 30, 2022 and $45,000 and $177,000, net, respectively, during the three and nine months ended 2021 in return for such services. The Company began providing office space to the Altman Companies in June 2022 and accrued $89,000 and $120,000 of amounts due from the Altman Companies related to such space for the three and nine months ended September 30, 2022, respectively.

A subsidiary of BBXRE recognized $145,000 of interest income on loans receivable from IT’SUGAR for the three months ended September 30, 2021 and $172,000 from June 17, 2021 to September 30, 2021, which were eliminated in consolidation. Interest income of $102,000 on the loans receivable from IT’SUGAR was for the period beginning on January 1, 2021 through June 16, 2021 which was not eliminated in consolidation as the Company did not consolidate IT’SUGAR during this period. See Note 17 for further discussion.

In connection with the spin-off of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on

September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time, and in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three and nine months ended September 30, 2022 was $0.8 million and $2.3 million, respectively, of interest income received on the note and $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2021.

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

The amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default, and the amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the $50.0 million note receivable from Bluegreen Vacations, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2022 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	37,053	32,535	1,510	(1)	71,097
Sales of real estate inventory	1,606	—	—	—	—	1,606
Interest income	970	—	—	—	606	1,576
Other revenue	442	—	—	587	(74)	955
Total revenues	3,018	37,053	32,535	2,097	531	75,234
Costs and expenses:
Cost of trade sales	—	21,939	31,539	580	(1)	54,057
Cost of real estate inventory sold	556	—	—	—	—	556
Interest expense	—	228	1,063	1	(677)	615
Recoveries from loan losses, net	(278)	—	—	—	—	(278)
Impairment losses	311	—	—	—	—	311
Selling, general and administrative expenses	3,196	14,444	4,166	1,547	5,720	29,073
Total costs and expenses	3,785	36,611	36,768	2,128	5,042	84,334
Operating (losses) income	(767)	442	(4,233)	(31)	(4,511)	(9,100)
Equity in net earnings of unconsolidated real estate joint ventures	15,026	—	—	—	—	15,026
Other (expense) income	—	(360)	1	—	49	(310)
Foreign exchange (loss) gain	—	(2)	905	—	—	903
Income (loss) before income taxes	$14,259	80	(3,327)	(31)	(4,462)	6,519
Total assets	$208,652	150,619	103,781	6,483	76,231	545,766
Expenditures for property and equipment	$—	3,788	233	25	65	4,111
Depreciation and amortization	$(157)	1,627	846	35	102	2,453
Debt accretion and amortization	$13	6	32	—	—	51
Cash and cash equivalents	$78,535	3,698	692	1,878	13,730	98,533
Real estate equity method investments	$46,640	—	—	—	—	46,640
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$3,709	14,325	51,745	14	(25,575)	44,218

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	32,810	33,410	1,233	—	67,453
Sales of real estate inventory	21,849	—	—	—	—	21,849
Interest income	490	—	—	—	1,016	1,506
Net gains on sales of real estate assets	129	—	—	—	—	129
Other revenue	316	—	—	672	(134)	854
Total revenues	22,784	32,810	33,410	1,905	882	91,791
Costs and expenses:
Cost of trade sales	—	19,682	30,432	500	—	50,614
Cost of real estate inventory sold	9,999	—	—	—	—	9,999
Interest expense	—	185	448	—	(259)	374
Recoveries from loan losses, net	(5,393)	—	—	—	—	(5,393)
Selling, general and administrative expenses	2,088	12,563	3,545	1,293	3,181	22,670
Total costs and expenses	6,694	32,430	34,425	1,793	2,922	78,264
Operating income (losses)	16,090	380	(1,015)	112	(2,040)	13,527
Equity in net earnings of unconsolidated real estate joint ventures	11,820	—	—	—	—	11,820
Other income	14	33	—	—	13	60
Foreign exchange gain	—	—	292	—	—	292
Income (loss) before income taxes	$27,924	413	(723)	112	(2,027)	25,699
Total assets	$185,047	140,248	107,164	7,265	109,530	549,254
Expenditures for property and equipment	$—	2,825	196	60	71	3,152
Depreciation and amortization	$—	1,456	959	20	17	2,452
Debt accretion and amortization	$100	9	31	—	—	140
Cash and cash equivalents	$72,197	6,028	1,188	2,256	31,878	113,547
Real estate equity method investments	$49,051	—	—	—	—	49,051
Goodwill	$—	14,082	4,140	—	—	18,222
Notes payable and other borrowings	$12,367	14,429	50,648	31	(11,000)	66,475

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	102,012	101,116	6,310	(7)	209,431
Sales of real estate inventory	16,813	—	—	—	—	16,813
Interest income	2,165	—	—	—	1,803	3,968
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	1,443	—	—	1,880	(461)	2,862
Total revenues	21,750	102,012	101,116	8,190	1,335	234,403
Costs and expenses:
Cost of trade sales	—	60,934	97,618	2,115	(6)	160,661
Cost of real estate inventory sold	6,669	—	—	—	—	6,669
Interest expense	—	697	2,405	2	(1,444)	1,660
Recoveries from loan losses, net	(4,215)	—	—	—	—	(4,215)
Impairment losses	311	64	—	—	—	375
Selling, general and administrative expenses	8,956	42,101	13,099	5,204	17,138	86,498
Total costs and expenses	11,721	103,796	113,122	7,321	15,688	251,648
Operating income (losses)	10,029	(1,784)	(12,006)	869	(14,353)	(17,245)
Equity in net earnings of unconsolidated real estate joint ventures	35,712	—	—	—	—	35,712
Other (expense) income	(8)	518	1	2	264	777
Foreign exchange (loss) gain	—	(2)	1,073	—	—	1,071
Income (loss) before income taxes	$45,733	(1,268)	(10,932)	871	(14,089)	20,315
Expenditures for property and equipment	$—	7,733	757	73	1,498	10,061
Depreciation and amortization	$(157)	4,732	2,497	103	232	7,407
Debt accretion and amortization	$158	55	85	—	—	298

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	47,990	106,479	5,430	—	159,899
Sales of real estate inventory	47,774	—	—	—	—	47,774
Interest income	1,465	36	—	—	3,322	4,823
Net gains on sales of real estate assets	438	—	—	—	—	438
Other revenue	1,152	—	—	1,677	(379)	2,450
Total revenues	50,829	48,026	106,479	7,107	2,943	215,384
Costs and expenses:
Cost of trade sales	—	30,066	93,450	1,558	—	125,074
Cost of real estate inventory sold	23,425	—	—	—	—	23,425
Interest expense	—	251	1,287	1	(581)	958
Recoveries from loan losses, net	(7,038)	—	—	—	—	(7,038)
Selling, general and administrative expenses	5,709	17,724	11,653	4,277	10,544	49,907
Total costs and expenses	22,096	48,041	106,390	5,836	9,963	192,326
Operating income (losses)	28,733	(15)	89	1,271	(7,020)	23,058
Equity in net earnings of unconsolidated real estate joint ventures	15,992	—	—	—	—	15,992
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Other (expense) income	(14)	78	—	(1)	189	252
Foreign exchange gain	—	—	788	—	—	788
Income (loss) before income taxes	$44,711	15,953	877	1,270	(6,831)	55,980
Expenditures for property and equipment	$—	2,844	1,797	162	451	5,254
Depreciation and amortization	$—	1,852	2,222	90	84	4,248
Debt accretion and amortization	$479	11	92	—	—	582

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

The fair values reported in the above table were estimated by the Company using available market information and applicable valuation methods at the time. As considerable judgment is involved in estimates of fair value, the fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

The following summarizes the Company’s methodologies for estimating the fair values of certain assets and liabilities associated with the consolidation of IT’SUGAR and the fair value of BBX Capital’s existing investment in IT’SUGAR:

Property and Equipment – Property and equipment acquired consisted primarily of leasehold improvements at IT’SUGAR’s retail locations. The fair value of IT’SUGAR’s property and equipment was estimated based on the replacement cost approach.

Identifiable Intangible Assets – The primary identifiable intangible asset acquired consisted of IT’SUGAR’s trademark. The fair value of the acquired trademark was estimated using the relief-from-royalty method, a form of the income approach. Under this approach, the fair value was estimated by calculating the present value using a risk-adjusted discount rate of the expected future royalty payments that would have to be paid if the IT’SUGAR trademark was not owned.

Operating Lease Assets and Lease Liabilities – Operating lease assets and lease liabilities were measured based on the present value of the fixed lease payments included in IT’SUGAR’s lease agreements pursuant to the provisions of Accounting Standards Codification 842, Leases. In addition, IT’SUGAR’s operating lease assets were adjusted to reflect an estimate of favorable or unfavorable terms of IT’SUGAR’s lease agreements when compared with market terms. These adjustments were estimated by calculating the present value using a risk-adjusted discount rate of the difference between the contractual amounts to be paid pursuant to the lease agreements and the estimate of market lease rates at the consolidation date.

Goodwill – Goodwill recognized in connection with the consolidation of IT’SUGAR reflected the difference between the (i) the fair values of IT’SUGAR’s identifiable assets and liabilities at the consolidation date and (ii) the fair values of the Company’s existing interests and any noncontrolling interests in IT’SUGAR at the consolidation date.

Remeasurement of Existing Investment in IT’SUGAR – As part of the acquisition method of accounting, the Company was required to remeasure the carrying value of its existing interests in IT’SUGAR at fair value as of the consolidation date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of its investment in IT’SUGAR as of the consolidation date. The Company’s discounted cash flow methodology established an estimate of the fair value of IT’SUGAR by estimating the present value of the projected future cash flows to be generated from IT’SUGAR. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with IT’SUGAR. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of IT’SUGAR were the terminal value, the discount rate, and the forecast of future cash flows.

Redeemable Noncontrolling Interest – Represents a 9.65% redeemable noncontrolling interest in IT'SUGAR’s Class B Units.

The results of operations of IT’SUGAR are included in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, but are not included in the Company’s condensed consolidated statement of operations and comprehensive income for the period from January 1, 2021 to June 16, 2021. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s condensed consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Trade sales	$32,583	28,274	87,774	34,296
Income before income taxes	$1,063	1,784	1,292	2,601

The following unaudited financial data presents the Company’s actual revenues and earnings for the three and nine months ended September 30 2022 and the Company’s pro forma earnings for the three and nine months ended September 30, 2021 as if the Company consolidated IT’SUGAR on January 1, 2020 as a result of its emergence from bankruptcy (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Actual	Pro Forma	Actual	Pro Forma
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Trade sales	$71,097	67,453	209,431	199,590
Income before income taxes	$6,519	27,693	20,315	45,496
Net income	$4,000	20,818	12,463	34,244
Net income attributable to shareholders	$4,024	20,500	12,663	33,404

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). These risks and uncertainties also include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including impacts of inflation on our costs and the ability to pass on price increases to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, the COVID-19 pandemic, labor shortages, increases in interest rates, current inflationary trends and possible deflationary pressures. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve raised interest rates in March, June, July and September 2022 and signaled that additional rate increases may continue throughout the year. Increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on us. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) changes in consumer demand, (ii) disruptions in global supply chains, (iii) employee absenteeism and a general labor shortage, as well as increases in the cost of hiring and maintaining employees, (iv) disruptions in credit and capital markets, (v) our customer retention, including our ability to maintain our relationships with large customers, (vi) changes in U.S. federal income or other tax laws and interpretation of tax laws and (vii) heightened cybersecurity risks. The duration and severity of these factors are uncertain, and the Company may continue to be adversely impacted by these factors in future periods. It is also difficult to predict whether the COVID-19 pandemic or current economic conditions will result in prolonged changes in customers’ behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.

Further, current inflationary trends may adversely impact our results of operations. BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs. These cost increases may be exacerbated due to the significant destruction caused by hurricane Ian in Florida. IT’SUGAR has experienced an increase in the cost of inventory and freight, and Renin has experienced significant supply chain challenges and increases in costs related to shipping and raw materials which had an adverse effect on its margin. These increases in Renin’s costs have adversely impacted and will continue to adversely impact Renin’s compliance with the terms of its credit facility, which may require additional loan paydowns or the full repayment of its loan facility. These inflationary trends could have a material effect on the Company’s results of operations and financial condition if the Company is unable to increase prices to its customers to offset the increase in its costs.

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

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, demand for labor to assistant in the clean-up and rebuilding of communities in Southwest Florida in the aftermath of Hurricane Ian, increased competition for qualified employees, federal unemployment subsidies, and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19, wage inflation or as a result of general economic conditions, natural disasters or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

Rising interest rates could also have an adverse impact on homebuyers and home sales, the availability of financing, the affordability of residential mortgages, the profitability of development projects as a majority of development costs are financed with third party debt, and the value of multifamily apartment communities as rising interest rates increase capitalization rates applied to sales transactions.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of September 30, 2022, the Company had total consolidated assets of $545.8 million and shareholders’ equity of $334.3 million.

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

Impact of Current Economic Conditions

Headline inflation has accelerated to 8.2%, and there has been broad based price increases for goods and services. The Federal Reserve has attempted to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country, have worsened supply chain issues with the potential of further exacerbating inflationary trends. It is possible that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

In light of inflationary conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects. Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as a majority of development costs are financed with third party debt and capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Although such factors have not yet materially impacted BBXRE’s results of operations, we expect that they may have an adverse impact on BBXRE’s operating results in future periods.

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

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates will also adversely impact Renin’s results. Further, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as the economy has reopened. In addition, following difficulties in maintaining appropriate inventory levels during 2021, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a slowdown in consumer demand, such increased inventory levels have increased the risk of Renin being unable to sell such products and the risk of inventory writedowns. In addition, as part of Renin’s efforts to mitigate the impact of the current economic environment on its business, Renin executed a lease agreement for a new manufacturing and distribution facility near one of its existing locations in Canada, with the goal of substantially winding down its operations in one of its other facilities and eliminating other logistics and warehousing facilities. In connection with these efforts, Renin expects to incur in excess of $2.0 million related to, among other things, severance expenses, relocation and freight costs to transfer inventory, and capital expenditures for new racking for storage and equipment. However, there is no assurance that these efforts and the related upfront costs, which Renin believes will reduce its operating costs over time, will result in the expected cost savings and will not have unanticipated impacts on Renin’s operations, including its ability to meet customer demand.

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

The Company incurred minimum damage from hurricane Ian that made landfall in September 2022 in southwest Florida. However, the property damage from the hurricane may cause the availability and price of commodities and the availability and cost of labor to worsen and may also increase the cost of property insurance, which could adversely effect the Company’s results of operations and financial condition.

In August 2022, the Inflation Reduction Act was enacted which changes the tax laws to provide a minimum corporate tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. The Inflation Reduction Act also provides for enhanced tax enforcement and tax incentives for clean energy investments. The minimum corporate tax and the excise tax on share buybacks is currently not expected to have a material impact on the Company’s tax liability; however, it is difficult to predict whether these tax law changes or future regulations or interpretations will have a material adverse effect on our business, results of operations, financial condition and liquidity.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2022 compared to the same 2021 period:

•Total consolidated revenues of $75.2 million compared to $91.8 million during the same 2021 period.

•Income before income taxes of $6.5 million compared to $25.7 million during the same 2021 period.

•Net income attributable to shareholders of $4.0 million compared to $19.2 million during the same 2021 period.

•Diluted earnings per share of $0.26 compared to $1.13 for the same 2021 period.

The following summarizes key financial highlights for the nine months ended September 30, 2022 compared to the same 2021 period:

•Total consolidated revenues of $234.4 million compared to $215.4 million during the same 2021 period.

•Income before income taxes of $20.3 million compared to $56.0 million during the same 2021 period.

•Net income attributable to shareholders of $12.7 million compared to $41.7 million during the same 2021 period.

•Diluted earnings per share of $0.82 compared to $2.27 for the same 2021 period.

The Company’s consolidated results of operations for the three months ended September 30, 2022 compared to the same 2021 period were significantly impacted by the following:

•A decrease in net profits from BBXRE’s sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 8 developed lots during the 2022 period compared to 55 developed lots and 299 undeveloped lots during the 2021 period;

•Lower recoveries from loan losses primarily related to the collection of previously charged off loans receivable in the legacy asset portfolio during the 2021 period;

•The recognition by Renin of a loss before income taxes of $3.3 million during the 2022 period compared to a loss before income taxes of $0.7 million during the 2021 period primarily due to a decline in its gross margin percentage relating primarily to the significant increases in costs related to freight, raw materials, and labor in 2022 compared to 2021; and

•An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2022 period, including the impact of restricted stock awards granted in January 2022; partially offset by

•A net increase in equity in net earnings of unconsolidated joint ventures during the 2022 period as compared to the same 2021 period primarily due to the Miramar East/West joint venture’s sale of Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar in 2022, partially offset by the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community and the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in 2021.

In addition to the items discussed above for the three months ended September 30, 2022 compared to the same 2021 period, the Company’s consolidated results of operations for the nine months ended September 30, 2022 compared to the same 2021 period were also significantly impacted by the following:

•An additional net increase in equity in net earnings of unconsolidated joint ventures during the first half of 2022 primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, (ii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture’s sale of single-family homes in 2022, partially offset by the Altis Promenade joint venture’s sale of its multifamily apartment community in 2021; and

•The recognition of a $15.9 million non-cash gain on the reconsolidation of IT’SUGAR in the Company’s financial statements during the 2021 period.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
BBX Capital Real Estate	$14,259	27,924	(13,665)	45,733	44,711	1,022
BBX Sweet Holdings	80	413	(333)	(1,268)	15,953	(17,221)
Renin	(3,327)	(723)	(2,604)	(10,932)	877	(11,809)
Other	(31)	112	(143)	871	1,270	(399)
Reconciling items and eliminations	(4,462)	(2,027)	(2,435)	(14,089)	(6,831)	(7,258)
Income before income taxes	6,519	25,699	(19,180)	20,315	55,980	(35,665)
Provision for income taxes	(2,519)	(6,382)	3,863	(7,852)	(13,971)	6,119
Net income	4,000	19,317	(15,317)	12,463	42,009	(29,546)
Net loss (income) attributable to noncontrolling interests	24	(125)	149	200	(352)	552
Net income attributable to shareholders	$4,024	19,192	(15,168)	12,663	41,657	(28,994)

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

BBXRE is also currently pursuing investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, the Altman Companies has been evaluating potential opportunities to develop multifamily apartment communities in new geographical areas, including the greater Atlanta, Georgia area.

Business Update

As previously disclosed, during 2021 and into the first half of 2022, BBXRE’s operations benefited from an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, as sales at BBXRE’s single-family home developments and leasing at its multifamily apartment developments sponsored by the Altman Companies were exceeding prior expectations. Further, BBXRE had benefited from (i) investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sale of three communities sponsored by the Altman Companies in 2021 and three additional communities sponsored by the Altman Companies in 2022, and (ii) available debt and equity capital for financing new multifamily apartment developments, as evidenced by the Altman Companies commencing the development of three multifamily apartment communities during 2021 and another multifamily community during the first nine months of 2022.

However, more recently, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any new financing and have also had an adverse impact on applications for mortgage financing and home sales, the availability of financing, and the anticipated profitability of development projects, as a majority of development costs are financed with third party debt and capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, which BBXRE believes is also a result of rising interest rates and an overall decline in economic and market conditions. In addition, there has also been a significant increase in land, commodity, and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of projects currently under construction and are also impacting the commencement of new development opportunities and the anticipated profitability of such developments. Although the above mentioned factors have not yet materially impacted BBXRE’s results of operations, these factors have impacted the Altman Companies’ pipeline of new developments, as further described below, and may have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods, particularly if (i) debt and equity financing is not available for new projects or are only available on less attractive terms and (ii) the values of multifamily apartment communities are adversely impacted by an increase in capitalization rates or a decline in the number of potential purchasers.

As previously discussed in the Company’s 2021 Annual Report, BBXRE’s operating results in 2021 significantly benefited from demand for single-family and multifamily housing, and certain of BBXRE’s existing investments continued to benefit from these factors in 2022, as evidenced by the sales of Altis Little Havana, Altis Miramar, and Altra Miramar and BBXRE’s sale of its investment in the Bayview joint venture. However, BBXRE continues to expect a relative decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 and (ii) the temporary delay of the commencement of new projects in 2020 due to the COVID-19 pandemic. In light of these factors, BBXRE has been focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. However, due to the expected life cycle of these developments, which generally results in the monetization of an investment approximately three years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, rising interest rates, increases in development costs, and a decline in economic and market conditions have more recently adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting its investment criteria, and such conditions may adversely impact BBXRE’s plans to deploy capital in investments in new development opportunities and its goals to build long-term shareholder value and a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows in future periods.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from Joel Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of purchase), and will also acquire control and decision making authority for all significant operating and financing decisions related to the Altman Companies as of and subsequent to the acquisition. Further, Joel Altman can also, at his option or in other predefined circumstances, require BBX Capital to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, Joel Altman will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to BBXRE’s acquisition from Joel Altman of additional equity interests in the Altman Companies.

The Company currently accounts for its investment in the Altman Companies under the equity method of accounting. Upon the acquisition of the additional 40% equity interest in the Altman Companies in 2023, the Company will consolidate the Altman Companies in its financial statement using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As part of the application of the acquisition method of accounting, the Company will remeasure the carrying value of its current equity interests in the Altman Companies at fair value as of the January 2023 acquisition date, with the remeasurement adjustment recognized in the Company’s statement of operations, and expects to recognize goodwill based on the difference between (i) the fair values of the identifiable assets and liabilities of the Altman Companies at the acquisition date and (ii) the cash consideration paid at closing and the fair values of the Company’s interests and any noncontrolling interests in the Altman Companies at the acquisition date.

Further, the Company expects that it will consolidate the managing member of any new development joint ventures that are sponsored and formed by the Altman Companies commencing as of and subsequent to the January 2023 acquisition date. However, because Joel Altman will generally retain his decision making rights in the managing member of development joint ventures that are originated prior to the acquisition date in January 2023, the Company expects that it will continue to apply the equity method of accounting to those joint ventures.

As of September 30, 2022, BBXRE had investments in seven active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at September 30, 2022	Expected Exit/Sales Date	Carrying Value of BBXRE Investment at September 30, 2022
Altis Grand Central	Tampa, Florida	314	Stabilized - 94% Occupied	2031	$687
Altis Ludlam Trail (1)	Miami, Florida	312	Under Construction - Expected Completion in 2022	2023	11,803
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	2025	728
Altra Lake Willis Phase 2	Orlando, Florida	230	Under Construction	2026	1,066
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	2025	4,483
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	2025	634
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	2025	424

(1)The carrying value of BBXRE’s investment at September 30, 2022 includes $11.2 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

Developments Sold in 2022

In June 2022, the Altis Little Havana joint venture sold Altis Little Havana, its 224-unit multifamily apartment community located in Miami, Florida. As a result of the transaction, BBXRE received a net cash distribution of approximately $9.4 million from the joint venture and recognized $8.4 million of equity earnings from its investment in the joint venture during the nine months ended September 30, 2022.

In July 2022, the Miramar East/West joint venture sold Altis Miramar, its 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, its 330-unit multifamily apartment community adjacent to Altis Miramar. As a result of the transaction, BBXRE received a net cash distribution of approximately $16.4 million from the joint venture and recognized $14.0 million of equity earnings from its investment in the joint venture during the three and nine months ended September 30, 2022.

New Developments

In February 2022, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Santa Barbara, a planned 242-unit multifamily apartment community in Naples, Florida. BBXRE invested $0.4 million in the managing member of the joint venture.

In 2019, BBXRE and Joel Altman had previously invested in the Altis Lake Willis Vineland joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and closed on its development financing. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing joint venture, Altis Lake Willis Vineland. In September 2022, the Altis Lake Willis Phase 2 joint venture was formed with an institutional investor to develop the second phase of the project, which is expected to be comprised of a 230-unit multifamily apartment community, and the remaining land held by the Altis Lake Willis Vineland joint venture was transferred to the Altis Lake Willis Phase 2 joint venture in exchange for cash. In connection with the transfer of the land, BBXRE and Joel Altman also acquired membership interests in the managing member of the Altis Lake Willis Phase 2 joint venture. As a result of the transaction, BBXRE received a cash distribution of approximately $2.3 million from the Altis Lake Willis Vineland joint venture and recognized approximately $0.4 million of equity earnings from its investment in the venture during the three and nine months ended September 30, 2022. As of September 30, 2022, predevelopment activities related to the development of Altis Lake Willis Phase 2 remained ongoing, and the joint venture was continuing to seek debt financing for the project.

Other

During 2021 and into the first half of 2022, developments sponsored by the Altman Companies benefited from an increase in demand for multifamily apartment housing in many of the markets in Florida in which the Altman Companies operates, as the volume of new leases and rental rates at its completed developments were generally exceeding prior expectations. Further, as evidenced by the recent sales of Altis Little Havana in June 2022 and Altis Miramar and Altra Miramar in July 2022, the Altman Companies continued to benefit from investor demand for the acquisition of stabilized multifamily apartment communities. However, the Altman Companies has recently observed (i) a deceleration in the growth of rental rates at its developments, as well a decline in rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which would have a negative impact on the value of multifamily apartment communities, (iii) a relative decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are a result of increases in interest rates and a decline in economic and market conditions.

With respect to its communities where construction commenced in 2021 and in the first half of 2022, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including higher than anticipated interest costs related to debt financing and unanticipated increases in commodities costs, and potential delays in the timing of the completion of projects. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned on these developments would be offset to some extent by various factors, including higher rental rates currently resulting from inflationary factors and demand for multifamily housing, the Altman Companies now believes that, in light of rising interest rates and the potential for decreases in investor demand and increases in capitalization rates, which would negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, there is significant risk that these projects will be less profitable than previously expected or may not be profitable at all.

While the Altman Companies has identified new opportunities primarily located in South Florida, Orlando, Florida, and the greater Tampa, Florida area, all of which have experienced increased demand for multifamily housing, the significant increases in land, commodity, and labor prices, as well as supply chain disruptions and material shortages, have resulted in a compression in the profits expected to be earned from such developments, which has been further exacerbated by the impact of higher interest rates on development costs and the estimated values at which multifamily apartment communities can be sold. Further, there is increased uncertainty related to whether growth in rental rates will be able to offset more recent increases in development costs for new communities. In addition, the Altman Companies has observed a relative decline in the availability, as well as increases in the cost, of debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk of the Altman Companies being unable to identify equity and/or debt financing on acceptable terms, or at all. As a result of these factors, the Altman Companies may make a determination to not pursue prospective opportunities and/or may be unable to pursue such developments, which could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman

Companies related to their current investments, including predevelopment expenditures related to prospective development opportunities that are abandoned, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

In addition to the above, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and expected further increases in interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies.

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

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of September 30, 2022:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(48)	(299)	(1,324)
Remaining lots to sell	—	—	—	152	—	152
Lots under contract with homebuilders	—	—	—	(152)	—	(152)
Available lots	—	—	—	—	—	—

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

As noted in the table above, BBXRE has sold all but 152 lots in the Beacon Lake Community as of September 30, 2022 and is under contract to sell the remaining 152 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community. However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of September 30, 2022, BBXRE had recognized contingent purchase price receivables totaling $14.6 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	48	1,025
Homes closed	301	372	175	—	848
Homes remaining to close	1	107	21	48	177

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by recent increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has recently observed a deceleration in the number of prospective homebuyers and home sales as compared to 2021 and the first quarter of 2022, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. In spite of these factors, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an increase in prices for single-family homes; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

As of September 30, 2022, BBRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community expected to be comprised of 158 single-family homes in Miramar, Florida. As of September 30, 2022, the joint venture had executed contracts to sell all of the 158 single-family homes comprising Marbella and had closed on the sale of 126 homes. During the nine months ended September 30, 2022, the joint venture closed on the sale of 94 single-family homes, and BBXRE recognized $8.6 million of equity earnings and received $8.1 million of distributions from the joint venture.

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. As of September 30, 2022, the joint venture had substantially completed the development of the community, as it had executed contracts to sell all of the homes comprising the community and closed on the sale of all but 3 homes in the community. During the nine months ended September 30, 2022, the joint venture closed on the sale of 36 single-family homes, and BBXRE recognized $0.5 million of equity earnings and received $2.0 million of distributions from the joint venture.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that is adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. As of September 30, 2022, the joint venture had executed contracts to sell 157 homes in the community and had closed on the sale of 53 homes. During the nine months ended September 30, 2022, BBXRE recognized $0.1 million of equity earnings from the joint venture.

Although the above joint ventures have experienced increases in costs to construct homes in their respective communities and disruptions in supply chains and supply shortages, BBXRE does not currently believe that such increases will have a material adverse impact on the expected profitability of these investments, as higher than expected sales prices for single-family homes in these communities have to some extent offset the increase in construction costs. Further, in spite of a recent deceleration in the number of prospective homebuyers and home sales within the overall market for single-family homes, the joint ventures have to date not experienced a significant decline in selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the communities. While there is no assurance that this will continue to be the case, BBXRE does not currently expect these joint ventures to be materially impacted by current market factors given the current status of the projects, including the significant number of executed contracts for homes within the communities.

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

In June 2022, BBXRE sold its equity interest in the Bayview joint venture to Procacci. As a result of the transaction, BBXRE received net cash proceeds of approximately $8.8 million and recognized a net gain from the sale of its investment in the venture of approximately $7.3 million, which is included in equity in net earnings of unconsolidated real estate joint ventures in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022. In connection with the sale, the Company and BBXRE obtained a release from the lender for any liability to the lender under the loan documents, including any obligation related to the Company’s guaranty on the outstanding loan balance.

Other Pending Real Estate Sales

During the first quarter of 2022, BBXRE entered into an agreement to sell approximately 119 acres of vacant land located in St. Lucie County, Florida for a sales price of approximately $23.0 million, subject to certain adjustments. The vacant land is a legacy asset acquired by a predecessor of BBXRE and has a carrying value of approximately $0.4 million. Pursuant to the terms of the agreement, the transaction is currently scheduled to close in December 2022 or an earlier date as designated by the buyer. However, the closing of the transaction is subject to various closing conditions, and there is no assurance that the property will be sold pursuant to the terms of the contract, or at all.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Sales of real estate inventory	$1,606	21,849	(20,243)	16,813	47,774	(30,961)
Interest income	970	490	480	2,165	1,465	700
Net gains on sales of real estate assets	—	129	(129)	1,329	438	891
Other revenues	442	316	126	1,443	1,152	291
Total revenues	3,018	22,784	(19,766)	21,750	50,829	(29,079)
Cost of real estate inventory sold	556	9,999	(9,443)	6,669	23,425	(16,756)
Recoveries from loan losses, net	(278)	(5,393)	5,115	(4,215)	(7,038)	2,823
Impairment losses	311	—	311	311	—	311
Selling, general and administrative expenses	3,196	2,088	1,108	8,956	5,709	3,247
Total costs and expenses	3,785	6,694	(2,909)	11,721	22,096	(10,375)
Operating (losses) income	(767)	16,090	(16,857)	10,029	28,733	(18,704)
Equity in net earnings of unconsolidated real estate joint ventures	15,026	11,820	3,206	35,712	15,992	19,720
Other income (expense)	—	14	(14)	(8)	(14)	6
Income before income taxes	$14,259	27,924	(13,665)	45,733	44,711	1,022

BBXRE’s income before income taxes for the three months ended September 30, 2022 compared to the same 2021 period decreased by $13.7 million primarily due to the following:

•A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 8 developed lots during the 2022 period compared to 55 developed lots and 299 undeveloped lots during the 2021 period;

•A net decrease in recoveries from loan losses primarily related to a $4.1 million recovery of a loan receivable in the legacy asset portfolio in the 2021 period; and

•An increase in selling, general and administrative expenses primarily associated with new hires, which reflects the establishment of BBXRE’s logistics real estate division, and increased incentive compensation; partially offset by

•A net increase in equity in net earnings of unconsolidated joint ventures primarily due to the Miramar East/West joint venture’s sale of its multifamily apartment communities in 2022, partially offset by the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community and the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in 2021.

BBXRE’s income before income taxes for the nine months ended September 30, 2022 compared to the same 2021 period increased by $1.0 million primarily due to the factors described above related to the three months ended September 30, 2022 compared to the same 2021 period as well as the following:

•An additional net increase in equity in net earnings of unconsolidated joint ventures during the first half of 2022 primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, (ii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture’s sale of single-family homes in 2022, partially offset by the Altis Promenade joint venture’s sale of its multifamily apartment community in 2021; and

•An increase in gains on sales of real estate assets from BBXRE’s legacy portfolio of foreclosed assets.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida.

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

As a result of the above, IT’SUGAR’s results of operations are included in the Company’s statement of operations and comprehensive income for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 but are not included in the Company’s statement of operations and comprehensive income from January 1, 2021 to June 16, 2021.

Business Update

IT'SUGAR

As of September 30, 2022, IT’SUGAR was operating approximately 100 retail locations across the United States, including 11 “pop-up” retail locations.

Since its emergence from bankruptcy in June 2021, IT’SUGAR has been focused on (i) expanding its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii), (ii) evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates of retail space, (iii) improving the remaining maturity of its store portfolio by extending the lease terms of its existing successful retail locations and expanding the size of certain retail locations, and (iv) closing retail locations where appropriate (or where required if the applicable landlord has a right to terminate the lease and exercises such right).

The following summarizes activities in IT’SUGAR’s store portfolio in 2022:

•IT’SUGAR opened (i) large format “pop-up” retail locations in Chicago, Illinois, San Francisco, California, and Manhattan, New York, (ii) new retail locations in Somerville, Massachusetts, Foxborough, Massachusetts, and National Harbor, Maryland, (iii) its first international location in West Edmonton, Canada, (iv) an Oreo Café in its “candy department store” at Ala Moana Center in Honolulu, Hawaii, (v) an expansion of an existing retail location in Coney Island, New York, (vi) an expanded relocation of a store at an existing location in Branson, Missouri, and (vii) a relocation of a store at an existing location in Orlando, Florida;

•IT’SUGAR executed lease agreements for various locations, including (i) two “candy department stores” in high-traffic metropolitan areas, (ii) three new retail locations, (iii) two new “pop-up” retail locations, (iv) the relocation and expansion of an existing retail location, and (v) the extension of the lease term of two existing “pop-up” retail locations; and

•IT’SUGAR closed seven retail locations, including certain “pop-up” retail locations.

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

As previously disclosed, IT’SUGAR executed lease amendments with respect to 78 retail locations during the course of its bankruptcy. Although the specific terms of the executed lease amendments vary, the amended leases generally provided for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provided for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the bankruptcy proceedings. Following such periods of time, the amended leases generally required IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. As the temporary rent relief provided by many of these amended leases expired in December 2021, IT’SUGAR experienced an increase in its occupancy costs during the three and nine months ended September 30, 2022 as compared to the same 2021 periods, as it recommenced the payment of previously scheduled fixed lease payments. In addition, for certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days.

As previously disclosed, IT’SUGAR has generally experienced an improvement in its sales since the commencement of its bankruptcy proceedings, and its revenues in 2022 have significantly increased as compared to 2021 and 2019 reflecting an increase in comparable store sales and its investments in new and expanded store locations. The following summarizes the increase in IT’SUGAR’s comparable store sales and total revenues during each of the first three quarters of 2022 as compared to the comparable periods in 2021 and 2019:

	First Quarter 2022 Compared to First Quarter 2019 (2)	First Quarter 2022 Compared to First Quarter 2021	Second Quarter 2022 Compared to Second Quarter 2019 (2)	Second Quarter 2022 Compared to Second Quarter 2021	Third Quarter 2022 Compared to Third Quarter 2019(2)	Third Quarter 2022 Compared to Third Quarter 2021
Comparable Store Sales (1)	16%	30%	19%	11%	4%	-1%
Total Revenues	41%	27%	44%	17%	32%	16%

(1)Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.

(2)Because IT’SUGAR’s results for the first and second quarters of 2021 and fiscal 2020 were significantly impacted by the COVID-19 pandemic, the Company has included a comparison of its results for the quarters ended March 31, 2022, June 30, 2022 and September 2022 to the comparable periods in 2019 in order to include a meaningful comparison to periods that were not impacted by the COVID-19 pandemic.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight. Although it has experienced some compression in its selling margins, IT’SUGAR has to date been able to mitigate the impact of increased costs to some extent through increases in the prices of its products. However, to the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume, particularly in light of current economic conditions and an expected decline in consumer discretionary spending that would result from a recessionary economic environment. In addition to an increase in its product costs, IT'SUGAR has also experienced delays in its supply chains, which have also impacted the inventory levels at its retail locations. Following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR has increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, IT’SUGAR intends to closely manage its inventory levels in anticipation of a possible slowdown in consumer demand.

In addition to the above issues, IT’SUGAR has been impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at its retail locations.

Las Olas Confections and Snacks

During the three months ended September 30, 2022, Las Olas Confections and Snacks’ revenues decreased by 4.1% as compared to its revenue during the same 2021 period and increased by 4.2% during the nine months ended September 30, 2022 compared to revenue during the 2021 nine month period. The decline in revenue for the three months ended September 30, 2022 primarily reflects the temporary closure of a Hoffman’s Chocolates retail location for rebranding and renovations, while the increase in revenue for the nine months ended September 30, 2022 reflects increases in sales prices on certain products. Although Las Olas Confections and Snacks is also currently experiencing the impact of increased costs for raw materials and supply chain delays, as well as higher wages, it has generally mitigated the impact of these factors through increases in the prices of certain of its products and improvements in labor efficiencies in its manufacturing facility based on decreased use of temporary labor resources.

During the nine months ended September 30, 2022, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida. Substantially all of the products previously manufactured at the Hoffman’s Chocolates facility are now manufactured at the existing Las Olas Confections and Snacks facility.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$37,053	32,810	4,243	102,012	47,990	54,022
Cost of trade sales		(21,939)	(19,682)	(2,257)	(60,934)	(30,066)	(30,868)
Gross margin		15,114	13,128	1,986	41,078	17,924	23,154
Interest income		—	—	—	—	36	(36)
Interest expense		(228)	(185)	(43)	(697)	(251)	(446)
Impairment losses		—	—	—	(64)	—	(64)
Selling, general and administrative expenses		(14,444)	(12,563)	(1,881)	(42,101)	(17,724)	(24,377)
Total operating income (losses)		442	380	62	(1,784)	(15)	(1,769)
Other (losses) income		(360)	33	(393)	518	78	440
Foreign exchange loss		(2)	—	(2)	(2)	—	(2)
Gain on the consolidation of IT'SUGAR, LLC		—	—	—	—	15,890	(15,890)
Income (loss) before income taxes		$80	413	(333)	(1,268)	15,953	(17,221)
Gross margin percentage	%	40.79	40.01	0.78	40.27	37.35	2.92
SG&A as a percent of trade sales	%	38.98	38.29	0.69	41.27	36.93	4.34
Expenditures for property and equipment		$3,788	2,825	963	7,733	2,844	4,889
Depreciation and amortization		$1,627	1,456	171	4,732	1,852	2,880
Debt accretion and amortization		$6	9	(3)	55	11	44

BBX Sweet Holdings’ income before income taxes for the three months ended September 30, 2022 was $0.1 million compared to $0.4 million during the same 2021 period. The decrease was primarily due to the following:

•An increase in selling, general, and administrative expenses due to an accrual related to a long term incentive compensation plan during the 2022 period, higher pre-opening expenses as a result of new IT’SUGAR store locations, and increased staffing to support IT’SUGAR’s growth of its store portfolio and new store pipeline; partially offset by

•An increase in IT’SUGAR’s sales and gross margin as a result of increased prices on certain products and the opening of new and expanded retail locations; and

•A decrease in Las Olas Confections and Snacks’ operating losses due to improved margins during the 2022 period as compared to the 2021 period primarily associated with price increases of its products and improved efficiencies in its manufacturing facility.

BBX Sweet Holdings’ loss before income taxes for the nine months ended September 30, 2022 was $1.3 million compared to $16.0 million of income during the same 2021 period. The decrease was impacted by the factors described above related to the three months ended September 30, 2022 compared to the same 2021 period, as well as the following:

•The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements in the 2021 period as a result of IT’SUGAR emerging from bankruptcy in June 2021 and the revesting of BBX Sweet Holdings’ control of IT’SUGAR;

•An increase in an accrual related to a long term incentive compensation plan during the 2022 period; and

•Operating losses associated with IT’SUGAR during the first quarter of 2022, as IT’SUGAR has historically generated operating losses during the first quarter due to a seasonal decline in its sales but its results of operations were excluded from the Company’s operating results in the first quarter of 2021; partially offset by

•The recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period associated with the Company’s sale of the Hoffman’s Chocolates manufacturing facility in Greenacres, Florida.

Information regarding the results of operations for IT’SUGAR for the three and nine months ended September 30, 2022 and the period from June 17, 2021 to September 30, 2021 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$32,583	28,274	4,309	87,774	34,296	53,478
Cost of trade sales		(17,965)	(15,422)	(2,543)	(49,030)	(18,536)	(30,494)
Gross margin		14,618	12,852	1,766	38,744	15,760	22,984
Interest expense		(189)	(146)	(43)	(565)	(173)	(392)
Impairment losses		—	—	—	(64)	—	(64)
Selling, general and administrative expenses		(13,005)	(10,936)	(2,069)	(36,416)	(13,003)	(23,413)
Total operating losses		1,424	1,770	(346)	1,699	2,584	(885)
Other (expense) income		(359)	14	(373)	(405)	17	(422)
Foreign exchange loss		(2)	—	(2)	(2)	—	(2)
Income before income taxes		$1,063	1,784	(721)	1,292	2,601	(1,309)
Gross margin percentage	%	44.86	45.46	(0.59)	44.14	45.95	(1.81)
SG&A as a percent of trade sales	%	39.91	38.68	1.23	41.49	37.91	3.57

The table above reflecting IT’SUGAR’s standalone results of operations excludes an accrual related to a long term incentive compensation plan implemented by BBX Sweet Holdings for certain of IT’SUGAR’s executives. The expense related to the long term incentive plan, which is reflected in BBX Sweet Holdings’ consolidated results, was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Business Update

During the nine months ended September 30, 2022, Renin’s sales decreased as compared to the same period in 2021, and its retail channel comprised approximately 70% of its gross sales for the 2022 period as compared to approximately 77% for the same period in 2021. Although Renin’s sales in 2022 benefited from price increases to customers implemented in response to increased costs, as well as sales of slow-moving inventory as described below, the impact of these factors were offset primarily by a decline in sales volume. The decrease reflected (i) lower customer demand during the second and third quarter of 2022, (ii) backordered inventory resulting from supply chain disruptions, and (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021. Further, in January 2022, Renin experienced disruptions associated with inclement weather and restrictions on business operations as a result of increased COVID-19 infections, which also impacted its sales. With respect to the decline in customer demand, Renin believes that the decline may be attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior, (ii) a shift in consumer spending away from home improvements as many portions of the economy reopened, particularly in the United States, and (iii) efforts by retailers to rationalize their inventory levels during the summer months. Renin’s sales may be further impacted in future periods if rising interest rates and a recessionary environment further impacts consumer demand.

In addition to a decline in sales, Renin’s gross margin percentage decreased from 8.9% and 12.2%, respectively, during the three and nine months ended September 30, 2021 to 3.1% and 3.5%, respectively, during the same periods in 2022. Renin has continued to be negatively impacted by significant increases in costs related to shipping and raw materials and delays in its supply chains during the past 15-18 months, which have adversely impacted (i) its product costs and gross margin, (ii) its ability to fulfill customer orders, and (iii) its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers. While Renin has recently observed a decrease in spot rates for shipping products from overseas, Renin’s operating results have thus far not meaningfully benefited from these decreases due to the timing of shipping products from overseas and ultimately selling such products to its customers. Further, costs to ship products from its domestic facilities to customers and costs of raw materials remain highly volatile, which has continued to negatively impact its gross margin. In addition, the overall decline in sales resulting from lower customer demand has increased the impact of the manufacturing overhead costs associated with its facilities on its operating results.

In an effort to mitigate the impact of certain of these factors, Renin has sought to (i) negotiate increases in prices with its customers, (ii) maintain higher inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities. Further, as a result of declines in customer demand and a potential recessionary economic environment, Renin is evaluating steps it can take to reduce the costs associated with its manufacturing and distribution facilities, including (i) the possible consolidation of its manufacturing facilities and (ii) rationalizing and lowering its inventory levels. As part of these efforts, Renin has executed a lease agreement for a new manufacturing and distribution facility near one of its existing locations in Canada, with a goal of substantially winding down its operations in one of its other facilities and eliminating other logistics and warehousing facilities. In connection with these efforts, Renin expects to incur costs in excess of $2.0 million related to, among other things, severance expenses, relocation and freight costs to transfer inventory, and capital expenditures for new racking for storage and equipment.

Although Renin has taken steps intended to mitigate the risks it faces and is evaluating additional courses of action to further mitigate such factors, Renin’s product costs and gross margin have been and are expected to continue to be adversely impacted for the remainder of 2022 and into 2023. While Renin has been able to increase the prices of many of its products, the timing of the implementation of price increases with its major customers has generally lagged behind the increases in its costs, resulting in significantly lower gross margins during the periods in which Renin has continued to fulfill orders at lower prices. In addition, in certain cases, the negotiated price increases do not fully offset the increase in Renin’s costs, and as a result, Renin’s gross margins will continue to be negatively impacted unless it can negotiate additional price increases in the future, global supply chains stabilize, and/or Renin is able to identify and implement alternative methods to source and manufacture its products in a more cost effective manner.

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

Renin is also negatively impacted by increases in interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

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

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, Renin’s credit facility with TD Bank was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and repayments postponed until the TD Bank credit facility has been paid or satisfied in full.

As of June 30, 2022 and continuing as of September 30, 2022, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with certain of the financial covenants in future periods as a result of its actual and expected operating results for 2022. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. Further, Renin is exploring potential alternatives related to the refinancing of the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, TD Bank has sent several formal notices of default to Renin and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings prior to the scheduled maturities, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

The Company applied an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of the Renin reporting unit, and the estimated fair values obtained from the income and market approaches were compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s assessment of the Renin reporting unit for impairment required the Company to make estimates based on facts and circumstances as of June 30, 2022 and assumptions about current and future economic and market conditions. These assumptions included, among other things, (i) the stabilization of Renin’s gross margins over time, including a progressive improvement during the second half of 2022 and into 2023 and a return to historical gross margins thereafter, (ii) a long-term increase in sales resulting from Renin increasing its market share in various products by leveraging its 2020 acquisition of Colonial Elegance, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for Renin’s products and/or its product margins, and/or (iii) Renin being unable to increase its market share in various products.

During the three months ended September 30, 2022, the Company qualitatively concluded that Renin’s goodwill was not impaired, as there had not been any material changes in the Company’s assumptions related to economic conditions and the forecasted cash flows associated with Renin that were incorporated into the Company’s valuation of Renin as of June 30, 2022.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021	Change	2022	2021	Change
Trade sales		$32,535	33,410	(875)	101,116	106,479	(5,363)
Cost of trade sales		(31,539)	(30,432)	(1,107)	(97,618)	(93,450)	(4,168)
Gross margin		996	2,978	(1,982)	3,498	13,029	(9,531)
Interest expense		(1,063)	(448)	(615)	(2,405)	(1,287)	(1,118)
Selling, general and administrative expenses		(4,166)	(3,545)	(621)	(13,099)	(11,653)	(1,446)
Total operating (loss) income		(4,233)	(1,015)	(3,218)	(12,006)	89	(12,095)
Other income		1	—	1	1	—	1
Foreign exchange gain		905	292	613	1,073	788	285
(Loss) income before income taxes		$(3,327)	(723)	(2,604)	(10,932)	877	(11,809)
Gross margin percentage	%	3.06	8.91	(5.85)	3.46	12.24	(8.78)
SG&A as a percent of trade sales	%	12.80	10.61	2.19	12.95	10.94	2.01
Expenditures for property and equipment		$233	196	37	757	1,797	(1,040)
Depreciation and amortization		$846	959	(113)	2,497	2,222	275
Debt accretion and amortization		$32	31	1	85	92	(7)

Renin’s loss before income taxes for the three months ended September 30, 2022 was $3.3 million compared to $0.7 million during the same 2021 period. The decrease was primarily due to the following:

•A decline in Renin’s sales as compared to the same period in 2021 due to, among other things, (i) a decline in customer demand, (ii) backordered inventory resulting from supply chain disruptions, and (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021;

•A decrease in Renin’s gross margin percentage primarily as a result of (i) increased costs of shipping, raw materials and labor, (ii) delays in the implementation of price increases to certain customers, and (iii) sales of slow-moving inventory at cost;

•An increase in interest expense associated with (i) an increase in interest rates from the modification of the TD Bank credit facility in May 2022, (ii) rising rates on Renin’s variable rate debt, and (iii) interest expense associated with BBX Capital’s loan to Renin; and

•An increase in selling, general, and administrative expenses primarily due to higher labor costs and professional fees and additional accrued severance associated with a former executive; partially offset by

•An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Renin’s loss before income taxes for the nine months ended September 30, 2022 was $10.9 million compared to $877,000 of income during the same 2021 period. The decrease was primarily due to the items discussed above.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the three and nine months ended September 30, 2022, the Company recognized loss before income taxes related to these other businesses of $31,000 and income before income taxes of $0.9 million, compared to income before income taxes of $0.1 million and $1.3 million during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, the Company reversed $0.3 million of rent expense as a result of rent abatements obtained by the restaurant located in South Florida due to the effects of the COVID-19 pandemic on its operations.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and nine months ended September 30, 2022 were $5.7 million and $17.1 million, respectively, compared to $3.2 million and $10.5 million, respectively, during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022 and 2021, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 reflect higher executive compensation, including $1.0 million and $2.7 million, respectively, in share based compensation expense from restricted stock awards granted in January 2022.

Interest Income

BBX Capital’s interest income for the three and nine months ended September 30, 2022 was $0.6 million and $1.8 million, respectively, which includes (i) $0.8 million and $2.3 million, respectively, of interest income on its note receivable from Bluegreen Vacations and (ii) the elimination of interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR.

BBX Capital’s interest income for the three and nine months ended September 30, 2021 was $1.0 million and $3.3 million, respectively, which includes $1.1 million and $3.4 million, respectively, of interest income from its note receivable from Bluegreen Vacations.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was approximately 30% and 29%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was approximately 25%, was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the nine months ended September 30, 2021 excludes a discrete income tax expense of $4.0 million related to the gain on the consolidation of IT’SUGAR.

Net Income or Loss Attributable to Noncontrolling Interests

As a result of the bankruptcy filing by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related noncontrolling interest in IT’SUGAR. On June 17, 2021, the Company reconsolidated IT’SUGAR as a result of IT’SUGAR’s subsequent emergence from bankruptcy and again recognized the noncontrolling interest in IT’SUGAR. As IT’SUGAR is a partially-owned subsidiary, BBX Capital is required to attribute income or loss to the noncontrolling interest in IT’SUGAR during the periods in which IT’SUGAR is consolidated in the Company’s financial statements. As a result, for the period January 1, 2021 to June 16, 2021, IT’SUGAR’s activities are not included in the Company’s attribution of income or loss to noncontrolling interests, but during the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, the Company attributed income related to IT’SUGAR activities to the noncontrolling interest in IT’SUGAR.

The net loss attributable to noncontrolling interests during the three and nine months ended September 30, 2022 was $24,000 and $0.2 million, respectively, compared to net income attributable to the noncontrolling interests of $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2021, respectively, reflecting income or loss attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure and the aforementioned IT’SUGAR noncontrolling interest.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$16,921	29,511
Cash flows (used in) provided by investing activities	(26,887)	17,336
Cash flows used in financing activities	(9,796)	(22,237)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,762)	24,610
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$99,283	114,997

Cash Flows from Operating Activities

The Company’s cash from operating activities decreased by $12.6 million during the nine months ended September 30, 2022 compared to the same 2021 period primarily due to (i) an increase in trade inventory balances, (ii) lower sales of real estate inventory by BBXRE, and (iii) higher operating losses at Renin, partially offset by a higher return on investments of unconsolidated real estate joint ventures.

Cash Flows from Investing Activities

The Company’s cash from investing activities decreased by $44.2 million during the nine months ended September 30, 2022 compared to the same 2021 period primarily due to (i) the purchase of $32.8 million of marketable securities, (ii) $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR in June 2021, (iii) higher purchases of property and equipment in 2022, which includes the impact of capital expenditures related to IT’SUGAR’s new retail locations, and (iv) lower returns of investments in unconsolidated real estate joint ventures, partially offset by (i) higher proceeds from the sales of real estate and property and equipment and (ii) lower investments in unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

The Company’s cash from financing activities increased by $12.4 million during the nine months ended September 30, 2022 compared to the same 2021 period primarily due to lower repurchases of Class A Common Stock, partially offset by lower borrowings on Renin’s revolving line of credit during the 2022 period compared to the same 2021 period.

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

Commitments

The Company’s material commitments as of September 30, 2022 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2022 (in thousands):

	Payments Due by December 31,
					Unamortized
					Debt
				After	Issuance
Contractual Obligations (1)	2022	2023 - 2024	2025 - 2026	2027	Costs	Total
Notes payable and other borrowings (2)	$764	10,500	29,873	3,457	(376)	44,218
Noncancelable operating leases	5,663	44,227	34,823	48,721	—	133,434
Purchase an additional 40% interest in the Altman Companies (3)	—	9,400	—	—	—	9,400
Total contractual obligations	6,427	64,127	64,696	52,178	(376)	187,052
Interest Obligations (4)
Notes payable and other borrowings	782	5,637	2,087	2,463	—	10,969
Total contractual interest	782	5,637	2,087	2,463	—	10,969
Total contractual obligations	$7,209	69,764	66,783	54,641	(376)	198,021

(1)The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.

(2)Obligations under Renin’s credit facility with TD Bank, which had an aggregate balance of $38.4 million as of September 30, 2022, are presented based on the scheduled principal payments and stated maturity date of October 2025 currently contemplated in the loan agreement. As of September 30, 2022, Renin was out of compliance with the financial covenants under the credit facility, and TD Bank provided several formal notices to Renin that Renin is in default under the credit facility. Although TD Bank has not exercised any remedies under the facility as a result of the default, TD Bank’s remedies include the acceleration of amounts outstanding under the facility, and such acceleration would contractually obligate Renin to repay such amounts ahead of the scheduled repayment dates contemplated in the loan agreement. If Renin is required to repay all or a portion of its $38.4 million of borrowings, such repayment would have a material adverse effect on the Company’s liquidity and financial position.

(3)Subject to certain adjustments, including, but not limited to, reimbursements for excess working capital and predevelopment expenditures incurred at the time of purchase. The above table does not include the obligation to purchase Joel Altman’s remaining 10% equity interest in the Altman Companies for $2.4 million at his option or in other predefined circumstances.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash, cash equivalents, and short-term investments of approximately $135.8 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic, inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

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

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the nine months ended September 30, 2022, the Company repurchased 115,782 shares of its Class A Common Stock at an average per share purchase price of $9.27, including fees.

BBX Capital Real Estate

The Altman Companies

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE and Joel Altman would primarily be through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, BBXRE and Joel Altman generally contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures on an ongoing basis, as well as to the managing member of newly formed joint ventures, based upon their current respective ownership of the Altman Companies. Further, BBXRE’s contributions of capital to the Altman Companies for such expenditures are expected to increase in 2023 and future periods as a result of BBXRE’s obligation to acquire an additional 40% of the Altman Companies from Joel Altman in January 2023. During the remainder of 2022, BBXRE currently anticipates that it will invest up to $2.0 million in the Altman Companies for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects. Further, based on its current pipeline of new potential development projects, and certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE currently estimates that it may invest up to $10.0 million in development joint ventures during the remainder of 2022, which is lower than previously anticipated due to increased uncertainty related to certain projects and an expected shift in the timing of the commencement of certain projects from 2022 to 2023. However, the timing of the commencement of such projects and the pace of development may result in such estimated investments for the remainder of 2022 being made in 2023 or a later period. Further, material adverse changes in market conditions may result in the Altman Companies electing to not move forward with such investments and forfeiting its deposits and predevelopment expenditures related to such projects. Furthermore, BBXRE currently expects that it will contribute an estimated additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies, in 2022.

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

BBX Logistics Properties

BBXRE currently expects that it may invest in excess of $2.0 million in its logistics real estate division during the remainder of 2022 for planned predevelopment expenditures, ongoing operating costs, and investments in developments.

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

BBXRE has entered into agreements to acquire five land parcels for the purpose of developing logistics facilities for an aggregate purchase price of approximately $60.0 million. BBXRE has completed due diligence on two of these parcels, which have an aggregate purchase price of approximately $35.0 million, and paid nonrefundable deposits totalling $0.9 million on these parcels, although the deposit on one of these parcels is contingently refundable if BBXRE is unable to obtain entitlements for the development. The agreements for the remaining three parcels are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods. As indicated above, if BBXRE moves forward with any or all of these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and it will assign the agreements to the applicable joint ventures. Accordingly, if BBXRE moves forward with any or all of these projects, BBXRE expects that it would fund a portion of the land and development costs as the managing member and would seek third party debt and equity financing for the remainder of such costs.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $10.0 million of capital expenditures during 2022 to fund construction costs associated with new retail locations and the expansion of existing retail locations. BBX Capital has loaned $4.0 million to IT’SUGAR to partially fund such capital expenditures through September 2022 and loaned IT’SUGAR an additional $3.0 million in October 2022.

Renin

During the year ended December 31, 2021, BBX Capital contributed $15.0 million to Renin to provide additional liquidity for working capital. Further, in May 2022, Renin borrowed $13.5 million from BBX Capital for Renin to pay down Renin’s term loan with TD Bank by $10.0 million and to provide additional liquidity for working capital requirements. In September 2022, BBX Capital made a $1.0 million capital contribution to Renin for working capital. The capital contributions and loan to Renin were necessitated primarily as a result of the impact of global supply chain disruptions, the increased costs of Renin’s operations, and compliance with the covenants under the terms of Renin’s credit facility with TD Bank. As further discussed in this report, Renin may require additional funds to address the ongoing defaults under the credit facility with TD Bank. As of September 30, 2022, the aggregate amount outstanding under the credit facility with TD Bank was $38.4 million. Further, as a result of the resolution of a dispute between Renin and one of its suppliers, BBX Capital contributed $2.0 million to Renin in 2021 in order to fund the first half installment of the settlement payable by Renin to the supplier and contributed an additional $2.0 million to Renin in June 2022 in order to fund the final installment of the settlement. BBX Capital currently estimates that it will provide at least $4.0 million of additional capital contributions to Renin prior to the end of fiscal 2022 to fund expenditures related to the winding down of certain of its facilities and for working capital. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will evaluate the operating results, financial condition, commitments and prospects of its subsidiaries on an ongoing basis and may determine that it will not provide additional funding or capital to its subsidiaries, including Renin.

Credit Facilities with Future Availability

As of September 30, 2022, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable

LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of September 30, 2022, the outstanding amount under the credit facility was $2.3 million, and the effective interest rate was 6.75%.

TD Bank Credit Facility

As Renin was out of compliance with the financial covenants under its credit facility with TD Bank as of September 30, 2022, Renin’s line of credit under the facility had no contractually committed availability as of September 30, 2022, although TD Bank has continued to allow Renin to utilize the line of credit for its operations. As of September 30, 2022, $38.4 million was outstanding under the TD Bank credit facility.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 13 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of September 30, 2022 and December 31, 2021, the Company’s investments in these joint ventures totaled $46.6 million and $53.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 13 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock under the Company’s repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2022	—	—	—	$14,878,697
August 1 – August 31, 2022	100,000	9.50	100,000	$13,926,696
September 1 – September 30, 2022	—	—	—	$13,926,696

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

BBX CAPITAL, INC.

November 9, 2022	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

November 9, 2022	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer