Form 10-K
period 2022-12-31
BBX Capital, Inc.
filed 2023-03-15
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

     ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

Class B Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, was $57.0 million (computed by reference to the price at which the common stock was sold).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 8, 2023 is as follows:

Class A Common Stock of $.01 par value, 11,423,543 shares outstanding.
Class B Common Stock of $.01 par value, 3,860,618 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

BBX Capital, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2022

PART I

ITEM 1. BUSINESS

Company Overview

History

BBX Capital, Inc. and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital, Inc. as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or "BBXSH"), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed a spin-off which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which currently owns over 90% of IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc. In addition, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Our Objectives

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

Our Businesses

Principal Investments

BBX Capital’s principal holdings are as follows:

●

BBX Capital Real Estate: BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In addition, BBXRE manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers. As of December 31, 2022, BBXRE had approximately $225.8 million of consolidated assets, and the carrying amount of the Company’s investment in BBXRE was approximately $203.5 million.

●

BBX Sweet Holdings: BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in over 100 retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida. As of December 31, 2022, BBXSH had approximately $161.3 million of consolidated assets, and the carrying amount of the Company’s investment in BBXSH was approximately $41.6 million.

●

Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and raw materials from China, Brazil, and certain other countries. As of December 31, 2022, Renin had approximately $102.6 million of consolidated assets, and the carrying amount of the Company’s investment in Renin was approximately $33.7 million.

BBX Capital Real Estate

Business Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In addition, BBXRE manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently pursuing investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, as market conditions permit, the Altman Companies may also evaluate potential opportunities to develop multifamily apartment communities in new geographical areas, as well as multifamily apartment communities that include affordable housing.

Strategy

BBX Capital Real Estate’s strategy is focused on:

●

Identifying, acquiring, and developing real estate, including multifamily rental apartment communities, single-family master-planned for sale housing communities, and infill speculative and build-to-suit warehouse and logistics facilities; and

●	Identifying and investing in real estate joint ventures with third party developers.

Although BBXRE historically focused on the monetization of the legacy asset portfolio formerly held by BankAtlantic through the collection or sale of loans receivable and the development or sale of foreclosed real estate properties, the monetization of the portfolio has been largely completed. As a result, BBXRE’s long-term goal is to build a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows primarily through the following activities:

●

Continuing to expand its investments in multifamily rental apartment communities through the Altman Companies. In addition to the development and sale of multifamily rental apartment communities through the Altman Companies, other investment opportunities may include the development of multifamily rental apartment communities that will be owned and held over a longer term investment period and the pursuit of investment opportunities in new geographic locations outside of Florida. Further, while BBXRE’s investments in joint ventures sponsored by the Altman Companies primarily involve investing in the managing member of the joint ventures, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in projects.

●	Diversifying its portfolio of real estate developments by investing in the development of warehouse and logistics facilities through its logistics real estate division.
●	Opportunistically deploying capital in real estate joint ventures with third party developers.

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

Multifamily Rental Apartment Communities – The Altman Companies

As of December 31, 2022, BBX Capital Real Estate owned a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, and as further described below, in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies.

Business Overview

The Altman Companies is an integrated platform engaged in the development and sale of multifamily apartment communities. Since 1968, these companies and their predecessors have developed and managed more than 27,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

●

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

●

Altman Management Company (“AMC”) – The Altman Companies currently owns 100% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by the Altman Companies prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in projects originated by the platform and earns a management fee for its services.

●

Altman-Glenewenkel Construction (“AGC”) – The Altman Companies currently owns 60% of AGC, which performs general contractor services for a majority of the multifamily apartment communities developed by the Altman Companies. For joint ventures formed to invest in projects originated by the platform for which a third-party general contractor is not used, AGC enters into a general contractor agreement with each joint venture and earns a general contractor fee for its services.

Through January 31, 2023, BBXRE and Mr. Altman invested in the managing member of the joint ventures that were formed to invest in projects originated by the platform. The managing member is typically entitled to receive an increased percentage of the joint venture distributions from the projects to the extent that the equity investors in such ventures receive agreed-upon returns on their investments. However, as a result of BBXRE’s acquisition of Mr. Altman’s equity interests in the Altman Companies in January 2023, as further described below, Mr. Altman’s level of investment in the managing member will decrease, and other than certain projects currently in predevelopment, his investment in new developments will generally earn profits consistent with the non-managing members in the applicable development projects. Further, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in one or more of such projects originated by the Altman Companies.

The Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and as a result, earnings generated by the overall platform are generally associated with BBXRE and Mr. Altman’s receipt of promoted equity distributions from their investments in the managing member of the development joint ventures.

BBXRE's Ownership in the Altman Companies and Acquisition of Additional Equity Interests

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies for cash consideration of $14.6 million, including $2.3 million in transaction costs, with Mr. Altman retaining a 50% equity interest. While the Altman Companies was a joint venture between BBXRE and Mr. Altman, the parties shared decision-making authority for all significant operating and financing decisions. To the extent that the parties could not reach consensus on a matter, the operating agreement generally provided that a third party would resolve such matter; however, for certain decisions, the operating agreement provided that the venture could not proceed with such matters without approval from both parties.

Pursuant to the operating agreement of the Altman Companies, BBXRE also agreed to acquire an additional 40% equity interest in the Altman Companies from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), at which time BBXRE would also acquire control and decision-making authority for all significant operating and financing decisions related to the Altman Companies as of and subsequent to the acquisition. Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million, at which time Mr. Altman would no longer serve as an employee of the Altman Companies and no longer have an equity interest in the Altman Companies. However, irrespective of BBXRE’s acquisition of additional equity interests in the Altman Companies, Mr. Altman is entitled to retain his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to BBXRE’s acquisition of such equity interests in the Altman Companies from Mr. Altman.

On January 31, 2023 (the "Acquisition Date"), BBXRE closed on the acquisition of the additional 40% equity interests in the Altman Companies for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount will be determined by BBXRE and Mr. Altman following the closing and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE.

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to new development projects commencing subsequent to the Acquisition Date:

●

With respect to certain proposed development projects in predevelopment, Mr. Altman will be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his ownership percentage in the Altman Companies was still 10% if the projects commence prior to the Final Payment Date.

●

With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures at closing, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his ownership percentage in the Altman Companies was still 10%.

●

With respect to all other projects that commence prior to the Final Payment Date, Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if his relative ownership percentage in the Altman Companies was 10%. However, in such case, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which BBXRE will be entitled as the managing member. If Mr. Altman does not invest in the managing member of additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE will have decision-making authority for all significant operating and financing decisions for any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to BBXRE’s acquisition of the remaining equity interests in the Altman Companies from Mr. Altman.

Accounting for BBXRE's Investment in the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date. Further, the Company has accounted for its investments in the managing member of development joint ventures that were originated prior to the Acquisition Date under the equity method of accounting, as BBXRE and Mr. Altman similarly shared decision-making authority for all significant operating and financing decisions related to the managing member of such joint ventures.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company will now consolidate the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company will remeasure the carrying value of its current equity interests in the Altman Companies at fair value as of the Acquisition Date, with any resulting remeasurement adjustment recognized in the Company’s statement of operations. Further, the Company expects to recognize goodwill based on the difference between (i) the fair values of the identifiable assets and liabilities of the Altman Companies at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s current equity interest and any noncontrolling interests in the Altman Companies at the acquisition date.

As a result of the acquisition, the Company expects that it will also consolidate the managing member of any new development joint ventures that are sponsored and formed by the Altman Companies commencing as of and subsequent to the Acquisition Date. Further, while Joel Altman will generally retain his decision-making rights in the managing member of development joint ventures that were originated prior to the Acquisition Date, the Company is continuing to evaluate its accounting for its investments in such joint ventures as of and subsequent to the Acquisition Date under the applicable accounting guidance.

Other Matters Related to the Altman Companies

As of December 31, 2022, BBXRE and Mr. Altman had each contributed $4.8 million to ABBX Guaranty, LLC (“ABBX”), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures formed by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, BBXRE will generally acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX.

In certain circumstances, the Altman Companies may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement of AGC. Following the acquisition of Mr. Altman’s equity interests in the Altman Companies in January 2023, BBXRE currently expects that it will exercise its right to acquire the remaining 40% membership interests in AGC in 2023. Due to the formula applicable to the option pursuant to which BBXRE is permitted to acquire such interests, which is primarily calculated based on AGC’s working capital balance and a percentage of expected profits from current construction projects and is not calculated based on the fair value of such interests, BBXRE does not expect to pay a significant amount of cash upon the closing of the acquisition of such interests. However, BBXRE would assume responsibility for any working capital deficits related to AGC at the time of closing and may be obligated to pay a percentage of profits from AGC, if any, to the seller over time.

In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit an unaffiliated property management company as a joint venture partner. The Altman Companies is continuing to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. Once the parties have received any necessary consents related to the formation of the joint ventures as required by various stakeholders, including certain lenders, equity investors, and regulatory agencies with jurisdiction, the unaffiliated property management company will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after the unaffiliated property management company has received its initial contribution to AMC and the parties have received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, with such termination resulting in the unaffiliated property management company transferring its ownership interests in AMC back to the Altman Companies. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies is required to pay a penalty up to a maximum amount of $0.2 million.

Active Developments Sponsored by the Altman Companies

As of December 31, 2022, BBXRE had investments in eight active developments sponsored by the Altman Companies, which are as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at December 31, 2022	Carrying Value of BBXRE Investment at December 31, 2022
Altis Grand Central	Tampa, Florida	314	Stabilized - 94% Occupied	$687
Altis Ludlam Trail (1)	Miami, Florida	312	Construction Completed - Currently Being Leased	12,216
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	850
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	601
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	4,579
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	647
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	433
Altra Kendall	Kendall, Florida	342	Under Construction - Expected Completion in 2024	5,670

(1)

The carrying value of BBXRE’s investment at December 31, 2022 includes $11.6 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

Rights to Joint Venture Distributions

The operating agreements governing the joint ventures sponsored by the Altman Companies generally provide that the holders of the non-managing membership interests are entitled to distributions based on their pro-rata share of the capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive such amounts, distributions are based on an agreed-upon allocation of the remaining amounts available for distribution, with the holders of the managing membership interests receiving an increasing percentage of the distributions. As BBXRE’s investments in the above joint ventures include investments as a managing member, BBXRE’s overall economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of its contributed capital in the ventures.

Single Family Development - Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales by homebuilders.

BBXRE has substantially completed the development of the lots comprising Phases 1 through 3 of the Beacon Lake Community and previously sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder in 2021.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of December 31, 2022:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(115)	(299)	(1,391)
Remaining lots to sell	—	—	—	85	—	85
Lots under contract with homebuilders	—	—	—	(85)	—	(85)
Available lots	—	—	—	—	—	—

(1)

As further described in Item 8 - Note 2 to the Company’s consolidated financial statements included in this Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on the lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3.

As noted in the table above, BBXRE had sold all but 85 lots in the Beacon Lake Community as of December 31, 2022, and these lots are now under contract with homebuilders. Accordingly, other than the closing on the sale of the remaining lots, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community.

However, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of December 31, 2022, BBXRE had recognized contingent purchase price receivables totaling $16.9 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in Phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	115	1,092
Homes closed	301	408	185	—	894
Homes remaining to close	1	71	11	115	198

BBXRE financed a portion of the development costs for the Beacon Lake Community through the issuance of Community Development District Bonds. Under the terms of the agreements with the homebuilders, in connection with the sale of the finished lots, BBXRE is required to repay a portion of the bonds with proceeds from such sales, while a portion of the bonds are assumed by the homebuilders.

Single-Family Developments with Third Party Developers

Marbella

As of December 31, 2022, BBXRE had invested $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single-family homes in Miramar, Florida. Under the terms of the operating agreement between BBXRE and CC Homes, BBXRE is entitled to receive 70.0% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After BBXRE and CC Homes receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with CC Homes, as the managing member, receiving an increasing percentage of distributions.

During the year ended December 31, 2022, the joint venture closed on the sale of 126 single-family homes, and BBXRE recognized $12.6 million of equity earnings and received $12.5 million of distributions from the venture. As of December 31, 2022, the joint venture had closed on the sale of all 158 single-family homes in Marbella.

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

During the year ended December 31, 2022, the joint venture closed on the sale of 39 single-family homes, and BBXRE recognized $0.5 million of equity earnings and received $2.1 million of distributions from the venture. As of December 31, 2022, the joint venture had closed on the sale of all 204 single-family homes in Sky Cove.

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

During the year ended December 31, 2022, the joint venture closed on the sale of 80 single-family homes, and BBXRE recognized $0.6 million of equity earnings and received $2.1 million of distributions from the venture.  As of December 31, 2022, the joint venture had executed contracts to sell 172 homes in the community and had closed on the sale of 80 homes.

Mixed Use Development

The Main Las Olas

As of December 31, 2022, BBXRE had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was completed during 2022, and as of December 31, 2022, the office tower, residential tower, and retail space were 100%, 92%, and 91% leased, respectively.

BBX Capital leases 32,166 square feet of space in the office tower for its corporate headquarters pursuant to a lease agreement with the joint venture that has an initial term that ends in 2032.

Legacy Assets

BBXRE owns various legacy assets, including loans receivable and real estate formerly held by BankAtlantic, with an aggregate carrying amount of approximately $14.1 million as of December 31, 2022. The majority of the legacy assets do not generate cash flow on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

BBXRE has generated substantial income from the legacy asset portfolio over the past decade, as the majority of the loans receivable and real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008. Although BBXRE continues to periodically monetize assets in the legacy asset portfolio for significant profits as a result of the improved market conditions in Florida, as evidenced by the recent sale of 119 acres of vacant land located in St. Lucie County, Florida in December 2022 for a net gain of $23.0 million, BBXRE believes that the monetization of the portfolio is substantially complete and does not expect or forecast significant earnings relating to the remaining assets in future periods.

BBXRE is also continuing its efforts to collect legal judgments against past borrowers held in this portfolio, and although such collection efforts have continued to generate income for BBXRE over the past several years, there is significant uncertainty as to the collection of any additional significant amounts in future periods.

BBX Sweet Holdings

Business Overview

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in over 100 retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida

BBXSH owns over 90% of the equity interest in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. However, as a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in Item 8 – Financial Statements and Supplementary Data for further discussion related to the Bankruptcy Cases.

Strategy

There are certain significant differences amongst BBX Sweet Holdings’ operating businesses, which have distinct business and operating strategies reflecting their respective business models.

IT’SUGAR’s business and operating strategy is primarily focused on:

●	Driving traffic and sales by creating a “retailtainment” experience for customers, including developing creative and humorous product content;
●

Developing and leveraging industry relationships and establishing itself as a vehicle through which brands can market and sell their products at “retailtainment” locations specifically focused on candy products and candy-themed merchandise;

●

Expanding on the recent success of its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii);

●

Improving the quality and remaining maturity of its store portfolio by (i) extending the lease terms of its existing successful retail locations, (ii) expanding the size of certain existing retail locations, and (iii) closing retail locations where appropriate; and

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

Las Olas Confections and Snacks’ business and operating strategy is primarily focused on:

●

Improving its gross margin and profitability through (i) the elimination of existing products with low margins, (ii) process improvements and efficiencies, and (iii) reductions in product and operating costs;

●	Selling its Hoffman chocolate products at its six South Florida retail stores: and
●	Growing its market share in certain core confectionery products, including chocolate, coconut, and taffy products.

During 2022, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida as part of its efforts to improve its gross margin and profitability. As a result of the sale, substantially all of the products previously manufactured at the Hoffman’s Chocolates facility are now manufactured in the Las Olas Confections and Snacks facility in Orlando, Florida.

Renin

Business Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired Colonial Elegance, a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included big box retailers in the United States and Canada which were complementary to and expanded Renin’s existing customer base.

Renin’s products are primarily sold through three channels in North America:

●	Retail – Includes sales to big box retailers, including Lowe’s (U.S. and Canada), Rona (Canada), Home Depot (U.S. and Canada), and Menards;
●	Commercial – Includes sales to original equipment manufacturers and fabricators; and
●	Direct Installation – Installation of door systems in newly constructed homes, condominiums, and apartments in the greater Toronto area.

For the year ended December 31, 2022, Renin’s retail, commercial, and direct installation channels comprised approximately 69%, 21%, and 10%, respectively, of its gross sales.

During the year ended December 31, 2022, Renin’s total revenues included $107.1 million of trade sales to three major customers and their affiliates and $46.9 million of revenues generated outside the United States. For the year ended December 31, 2022, revenues from the three major customers and their affiliates respectively represented $49.6 million (or 14.5%), $37.9 million (or 11.1%,), and $19.6 million (or 5.7%) of the Company’s total revenues. Renin’s long-lived assets located outside the United States, which includes properties, equipment, and right of use assets, had a carrying amount of $16.1 million as of December 31, 2022.

Strategy

Renin’s business and operating strategy is primarily focused on:

●	Increasing sales and market share by delivering outstanding customer service;
●

Lowering product and manufacturing costs through (i) improvements in product sourcing and logistics, (ii) manufacturing efficiencies, and (iii) consolidating manufacturing and logistics facilities where appropriate;

●	Balancing an appropriate mix between domestic manufacturing and global sourcing of finished goods in light of market conditions; and
●	Reducing customer lead-times through improved inventory planning.

There is no assurance that the strategies of our principal holdings, as discussed above, will be successful.

Other Investments

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.  However, in February 2023, the Company sold substantially all of the assets of its insurance agency business, although the entity will continue to provide risk management advisory services to the Company and its affiliates, including Bluegreen Vacations.

Regulatory Matters

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the companies in which BBX Capital holds investments are subject to federal, state, and local laws and regulations generally applicable to their respective businesses.

The Company collects, processes, and retains large volumes of internal and customer data, including social security numbers, credit card numbers, and other personally identifiable information of its employees and customers, in various internal information systems. The Company also transmits some of this information to third party service providers. The regulatory environment, as well as the requirements imposed on the Company by the payment card industry surrounding information, security, and privacy is increasingly demanding, in both the United States and other jurisdictions in which the Company operates. From time to time, information comes to our attention that our internal information systems, including our payment processing systems, fail to fully comply with applicable requirements and regulations. Such requirements and regulations may include, without limitation, the Florida Information Protection Act (FIPA), the Fair and Accurate Credit Transactions Act (FACTA), and the Consumer Credit Protection Act (CCPA). Upon receipt of such information, we immediately seek to remediate the issues, both directly and with our third-party service providers.

See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are generally on vacation, while Las Olas Confections and Snacks has generated its strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Human Resources

As of December 31, 2022, the Company and its subsidiaries had approximately 1,553 employees, including 986 employees at IT’SUGAR. We believe that our employee relations are satisfactory and that our employees are important to achieving our business objectives.

BBX Capital seeks to offer competitive compensation and benefit programs for our employees in our effort to attract and retain employees. In addition to competitive base wages, additional programs currently include: incentive compensation plans, long-term incentive plans, company matched 401(k) plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

We are committed to foster an inclusive work environment that supports our workforce and the communities we serve, and we seek to hire the best qualified employees regardless of gender, ethnicity, or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

We are committed to maintaining a work environment where employees are treated with dignity and respect and are free from the threat of discrimination and harassment. We believe these same standards should apply to all stakeholders and to our interactions with customers, vendors, and independent contractors.

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

BBXRE invests in the development of multifamily apartment communities. Due to the historically strong performance of this class of asset within the real estate market and the recent increase in demand for housing in the markets in which BBXRE and the Altman Companies operate, BBXRE has experienced increased competition from other real estate investors and developers, which has resulted in an increase in the cost of land and limits the number of available development opportunities in the markets in which BBXRE and the Altman Companies operate.

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

Additional Information

The Company’s corporate website is www.bbxcapital.com. The Company’s Form 10 and Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Company's website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

With respect to the Company generally, the various factors include, but are not limited to:

●

Risks and economic uncertainties, including inflationary trends, increased costs of labor, freight, shipping and materials, and increasing interest rates, and the Company’s ability to pass along the increased costs to its customers, all of which could adversely impact the profitability of the Company’s operating businesses;

●

Risks and uncertainties of supply chain disruptions on the Company’s businesses which has resulted in higher costs of inventory and may result in the Company being unable to obtain or manufacture sufficient amounts of products or maintain sufficient inventory;

●	Risks that labor shortages may result in issues relating to the hiring or retention of employees, increased employee turnover, and demands for higher wages;
●

Risks related to BBX Capital’s indebtedness and the indebtedness of its subsidiaries including Renin, including the potential for accelerated maturities and required payments necessitated by debt covenants;

●	Risks and uncertainties affecting BBX Capital and its ability to successfully implement its current business strategies and its ability to generate earnings under its current business strategies;
●

The performance of entities in which BBX Capital has made investments may not be profitable or achieve anticipated results and the risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;

●	Risks associated with acquisitions, asset or subsidiary dispositions, or debt or equity financings which the Company may consider or pursue from time to time;
●	Risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data, or operational disruptions;
●

The updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position and our information technology expenditures may not result in the expected benefits;

●	The Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;
●	Risks associated with the compliance costs of Environmental, Social and Governance Initiatives that may be imposed on us by regulatory agencies;
●	The ability of BBX Capital’s subsidiaries to compete effectively in the highly competitive industries in which they operate;
●	The Company’s relationships with key customers and suppliers may be materially diminished or terminated;
●

The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of BBX Capital or its subsidiaries;

●	The impact on BBX Capital’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;
●	Audits of BBX Capital’s or its subsidiaries’ federal or state tax returns, including that they may result in the imposition of additional taxes;
●

The Company’s businesses are subject to various governmental regulations, laws and orders, compliance with which may result in significant expenses, and any noncompliance could result in civil or criminal penalties or other liabilities;

●

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings is inherently uncertain and could subject the Company to significant monetary damages or restrictions on the Company’s ability to do business;

●

Any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, such as the outbreak of COVID-19, or other pandemics, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors;

●

The risk that creditors of BBX Capital’s subsidiaries or other third-parties may seek to recover distributions or dividends, if any, made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third-parties; and

●

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

●

The impact of economic, competitive, and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of BBX Capital Real Estate’s assets;

●

Risks that the benefits of the Company's investment in the Altman Companies may not be realized and that its additional investment will increase the Company’s exposure to risks associated with the multifamily real estate development and construction industry;

●	The risk that homebuilder counterparties will not meet their obligations to acquire lots or to pay contingent purchase prices due on the sale of homes;
●	The risks associated with expanding its operating platform to include a logistics real estate division and investing in the development of logistics real estate assets;
●	The risks associated with investments in real estate developments and joint ventures include:
○	exposure to downturns in the real estate and housing markets;
○

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

○	environmental liabilities, including claims with respect to mold or hazardous or toxic substances;
○	risks associated with obtaining necessary zoning and entitlements;
○	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partners;
○	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
○

risk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed and rising interest rates also impact the availability and affordability of residential mortgages and other real estate purchase financing and increase capitalization rates applied to sale transactions;

○	risks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;
○	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments;
○	risk associated with rising land and construction costs and supply chain disruptions increasing construction costs and delaying construction schedules and completion of projects;
○	risk that the projects will not be developed as anticipated or be profitable; and
○	risk associated with customers or vendors not performing on their contractual obligations.

With respect to BBX Sweet Holdings, Renin, and the Company’s other operating businesses, the risks and uncertainties include, but are not limited to:

●	Risks that market demand for the subsidiaries’ products may decline;
●

Risks that the reorganization of certain confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses;

●

Failure of the Company’s confectionery businesses or Renin to meet financial metrics may necessitate further capital contributions or advances to the businesses by BBX Capital or a decision not to support underperforming businesses or continued growth;

●	Risks associated with increased commodity costs or a limited availability of commodities;
●	Risks associated with product recalls or product liability claims;
●	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves to reflect the net realizable values of the inventory;
●

The risks relating to IT’SUGAR’s business plans, including, but not limited to, that IT’SUGAR may not be able to fund or otherwise open new retail locations, including new “temporary” locations, as or when expected, or at all;

●

Risks associated with the performance of vendors, commodity price volatility, shipping costs to deliver raw materials and finished products from foreign countries, and the impact of tariffs on goods imported from Canada and Asia, particularly with respect to Renin;

●	Risks associated with exposure to foreign currency exchange rates and risk of the U.S. dollar compared to the Canadian dollar;
●

The amount and terms of indebtedness associated with the operations and capital expenditures of the subsidiaries may impact their financial condition and results of operations and limit their activities;

●

The risk that Renin’s efforts to maintain sales of its products to its major customers or decreased sales to Renin’s major customers would negatively impact Renin’s sales, gross margin, and profitability, may require Renin to lower its prices and result in the recognition of impairment losses related to its goodwill and long-lived assets, and may result in its failure to comply with the terms of its outstanding debt;

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

Risks Related to BBX Capital and its Subsidiaries

Current economic trends, including increases in the costs of labor, freight, shipping and materials and widespread supply chain disruptions, has and could continue to adversely impact gross margins of the Company’s operating businesses.

Headline inflation for the twelve months ended December 31, 2022 was 6.5%, and there has been broad based price increases for goods and services. The Federal Reserve has attempted to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country and the current COVID-19 outbreak in China, have worsened supply chain issues with the potential of further exacerbating inflationary trends. It is possible that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.  In light of inflationary conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects.  Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as a majority of development costs are financed with third party debt and capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Although such factors have not yet materially impacted BBXRE’s results of operations, we expect that they may have an adverse impact on BBXRE’s operating results in future periods.  IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain associated with inflationary pressures and ongoing disruptions in global supply chains. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR has increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, such increased inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk for inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates have and will continue to adversely impact Renin’s results. Further, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as the economy has reopened. In addition, following difficulties in maintaining appropriate inventory levels during 2021, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a slowdown in consumer demand, such increased inventory levels have increased the risk of Renin being unable to sell such products and the risk of inventory writedowns. In addition, Renin has implemented cost reduction initiatives in an effort to reduce its operating costs over time as part of Renin’s efforts to mitigate the impact of the current economic environment on its business; however, there is no assurance that these efforts will result in the expected cost savings and will not have unanticipated impacts on Renin’s operations, including its ability to meet customer demand.

Accordingly, there is no assurance that the Company's operating subsidiaries will be able to continue increasing prices in response to increasing costs without adversely affecting sales, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Additionally, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as much of the economy has fully reopened, particularly in the United States.

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

BBX Capital relies on its cash and cash equivalents, interest payments received by it pursuant to the terms of the $50.0 million outstanding note owed BBX by Bluegreen Vacations, and dividends from its subsidiaries in order to fund its operations and investments. During the year ended December 31, 2022 and December 31, 2021 cash generated from operations was $36.3 million and $37.8 million, respectively.

If cash flow is not sufficient to fund BBX Capital’s liquidity needs or BBX Capital otherwise determines it is advisable to do so, BBX Capital might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BBX Capital chooses to liquidate its investments, it may be forced to do so at depressed prices. Further, Bluegreen Vacations may elect to defer interest payments due under its note to BBX Capital. See the risk factor below entitled “Bluegreen Vacations may incur additional indebtedness and may defer interest payments under its currently outstanding $50.0 million promissory note to BBX Capital.”

BBX Capital’s subsidiaries may be dependent on BBX Capital to provide liquidity.

BBX Capital’s subsidiaries may not generate sufficient cash flow or maintain liquidity to fund their respective operations and investments or to maintain compliance with the terms of their outstanding debt in which case the subsidiaries may seek funds from BBX Capital. If BBX Capital’s cash flow is not sufficient to fund its subsidiaries’ needs or it determines not to provide such funding, then such subsidiaries might be required to liquidate some of their respective investments or fund their respective operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if any such subsidiary chooses to liquidate its investments, it may be forced to do so at depressed prices.

BBX Capital’s acquisitions and investments may generate losses, require additional financing and expose it to additional risks.

BBX Capital has made investments in and acquisitions of operating companies, including its acquisitions of the Altman Companies, Renin, IT’SUGAR and businesses in the confectionery industry. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

●	Risks associated with achieving profitability;
●	Risks associated with the availability and costs of obtaining goods and commodities;
●	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
●	Losses and unforeseen expenses or liabilities;
●	Risks associated with entering new markets in which we have no or limited prior experience;
●	The potential loss of key employees or founders of acquired organizations;
●	Risks associated with increased indebtedness incurred to finance acquisitions;
●	Risks associated with transferred assets and liabilities; and
●	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed.

BBX Capital may not be able to integrate or profitably manage acquired businesses, including Renin, businesses in the confectionery industry, Colonial Elegance and its other operating businesses or the Altman Companies, without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to adequately monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

BBX Capital’s subsidiaries may not have appropriate short and long term hiring, retention, employee development and succession planning strategies.

Due to current market conditions and other variables such as increased employee turnover, there may be inadequate personnel (both in general numbers and in specific roles) to support operations, business goals and strategies at BBX Capital’s subsidiaries. Failure to overcome these variables could adversely impact BBX Capital’s subsidiaries' ability to successfully execute on their respective business plans and strategies.

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

Bluegreen Vacations may defer interest payments under the note it issued to BBX Capital and may not satisfy its obligations to BBX Capital.

In connection with Bluegreen Vacations’ spin-off of BBX Capital on September 30, 2020, Bluegreen Vacations issued a $75.0 million unsecured promissory note in favor of BBX Capital. Bluegreen Vacations repaid $25 million of the promissory note in December 2021 which decreased the outstanding balance to $50.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum. The note requires payments of interest only on a quarterly basis; provided however that interest payments may be deferred at the option of Bluegreen Vacations, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in September 2025 or upon certain events. As a result of the spin-off, Bluegreen Vacations is the holding company of Bluegreen and will in future periods rely primarily on dividends from its subsidiaries in order to meet its obligations, including its debt service requirements. There is no assurance that Bluegreen will pay regular dividends in the time frames or amounts previously paid, or at all, or pay any special cash dividends in the future. If Bluegreen Vacations does not receive sufficient dividends from its subsidiaries, Bluegreen Vacations may be unable to satisfy its debt service obligations, including payments under the promissory note to BBX Capital. In addition, Bluegreen Vacations may in the future seek additional funds from third party sources, which may include the incurrence of additional indebtedness. Any such additional indebtedness would increase its debt service requirements and may impair its ability to satisfy its payment obligations under its promissory note to BBX Capital.

BBX Capital may issue additional securities at BBX Capital or its subsidiaries and BBX Capital and its subsidiaries can incur additional indebtedness.

BBX Capital from time to time may pursue transactions involving the sale of its subsidiaries or investments, the issuance and sale of equity interests in its subsidiaries or other transactions which would result in a decrease in BBX Capital’s ownership interest in its subsidiaries. There is no assurance that any such transactions, if pursued and consummated, will generate a profit.

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

Alan B. Levan, the Chairman of BBX Capital, John E. Abdo, the Vice Chairman of BBX Capital, Jarett S. Levan, the son of Mr. Alan Levan and the Chief Executive Officer and President and a director of BBX Capital, and Seth M. Wise, Executive Vice President and a director of BBX Capital, currently collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 82% of the total voting power of BBX Capital’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BBX Capital, have the voting power to elect BBX Capital’s directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

BBX Capital’s Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock or Class B Common Stock. These provisions include:

●	the provisions in BBX Capital’s Articles of Incorporation regarding the special voting rights of BBX Capital’s Class B Common Stock;
●

subject to the special class voting rights of BBX Capital’s Class B Common Stock under certain circumstances, the authority of BBX Capital’s Board of Directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without shareholder approval, as described in further detail below; and

●	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

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

BBX Capital qualifies as an “emerging growth company” and is therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, BBX Capital is not required to, among other things, provide certain disclosures regarding executive compensation, pay versus performance requirements, hold shareholder advisory votes on executive compensation or obtain shareholder approval of any golden parachute payments, and BBX Capital has reduced financial disclosure obligations. BBX Capital would cease to be an emerging growth company upon the earliest of: (i) December 31, 2025; (ii) the last day of the fiscal year in which BBX Capital has $1.07 billion or more in annual revenues; (iii) the date on which BBX Capital has issued more than $1.0 billion in non-convertible debt securities during the previous three-year period; and (iv) the date on which BBX Capital is deemed to be a “large accelerated filer” (which is the last day of the fiscal year during which the total market value of BBX Capital’s common equity securities held by non-affiliates is $700 million or more, calculated as of the end of the second quarter (June 30) of such fiscal year).

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

Risks Related to BBX Capital Real Estate

Some of BBX Capital Real Estate’s investments are through unconsolidated joint ventures with others, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

From time to time BBX Capital Real Estate has entered into joint ventures which reduces the amount BBX Capital Real Estate is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital Real Estate has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBX Capital Real Estate may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBX Capital Real Estate has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfill its obligations. BBX Capital Real Estate has numerous investments in Altis multifamily apartment joint ventures developed and managed by the Altman Companies and Joel Altman. Further, while BBX Capital increased its ownership in the Altman Companies from 50% to 100% in January 2023, Joel Altman retained his membership interests and decision making rights in the managing member of all development joint ventures originated by the Altman Companies prior to the BBX Capital's acquisition of the remaining equity interest in the Altman Companies. Additionally, BBX Capital Real Estate has contributed $6.0 million to a joint venture with Joel Altman that guarantees the indebtedness and construction cost overruns of real estate joint ventures established by the Altman Companies, which increases BBX Capital Real Estate’s risk of loss in connection with its real estate joint venture investments managed by the Altman Companies.

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

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBX Capital Real Estate’s investments in real estate developments is dependent on many factors, including:

●	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
●	Demand for commercial real estate tenants;
●	Real estate market values;
●	Changes in capitalization rates impacting real estate values;
●	Availability of talented individuals in the development industry;
●	Availability and reasonable pricing of labor;
●	Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials, including increases associated with tariffs and supply chain disruptions;
●	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
●	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
●	Availability and cost of mortgage financing for potential purchasers;
●	Inventory of foreclosed homes negatively impacting selling prices;
●	Availability and cost of insurance (including the impact of insurance costs on the exit value of real estate assets);
●	Mortgage loan interest rates;
●	Availability of land in desirable locations at prices that result in an economically viable project;
●	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
●	Construction defects and product liability claims;
●	Risk of losses resulting from cost overrun guarantees in the Altman Companies’ sponsored projects that require unique high-density apartment developments in certain markets; and
●	General economic conditions.

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

Real estate held for sale, real estate held for investment, real estate developments owned or managed by BBX Capital Real Estate, and the real estate being developed by BBX Capital Real Estate or joint ventures in which BBX Capital Real Estate has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, BBX Capital Real Estate is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida, including moratoriums on evictions would have a negative impact on our revenues, financial condition and business. Further, in addition to the impact of the risks and uncertainties of the pandemic, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt operations, and adversely impact the value of BBX Capital Real Estate’s portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

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

The effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current inflationary economic environment, have had and could continue to have a material adverse effect on BBX Sweet Holdings business, results of operations, and financial condition.

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

BBX Sweet Holdings confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. BBX Sweet Holdings success is impacted by many factors, including the following:

●	Effective retail execution;
●	Effective and cost-efficient advertising campaigns and marketing programs;
●	Availability of an adequate supply of commodities at a reasonable cost;
●	Oversight of product safety;
●	Ability to sell products at competitive prices;
●	Response to changes in consumer preferences and tastes;
●	Changes in consumer health concerns, including obesity and the consumption of certain ingredients; and
●	Concerns related to effects of sugar or other ingredients which may be used to make its products.

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

Risks Related to Renin

Renin’s sales are concentrated with big-box home center customers, and there is significant competition in the industry.

A significant amount of Renin’s sales are to big-box home centers. These home centers have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them. These home centers may also from time to time reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin. During the year ended December 31, 2022, Renin’s total revenues included $107.1 million of trade sales to three major customers and their affiliates and $46.9 million of revenues generated outside the United States. Revenues from one customer of Renin represented $49.6 million or 14.5%, of the Company’s total revenues, revenues from a second customer of Renin represented $37.9 million or 11.1% of the Company’s total revenues and revenues from a third customer of Renin represented $19.6 million or 5.7% of the Company’s total revenues for the year ended December 31, 2022, respectively. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $16.1 million as of December 31, 2022.

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

Renin’s operating results will continue to be negatively impacted if it continues to experience increased commodity costs or a limited availability of commodities.

Renin purchases various commodities to manufacture products, including steel, aluminum, glass and mirrors. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs, and increases in costs to transport raw materials and finished goods have impacted and could continue to negatively affect its operating results. While Renin continued to negotiate increased prices for its products during 2022 in response to rising costs, Renin’s existing arrangements with customers, competitive considerations or delays in deliveries and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset increased commodity and production costs, its operating results will be negatively impacted. Renin purchases raw materials and finished goods from sources in China, Brazil, and certain other countries. Changes in United States trade practices, or tariffs levied on these imports, could significantly impact Renin’s results of operations and financial condition.

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

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond BBX Capital’s control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

●	the failure of securities analysts to cover BBX Capital’s Class A Common Stock or Class B Common Stock, or changes in financial estimates by analysts;
●	the inability to meet the financial estimates of analysts who follow BBX Capital’s Class A Common Stock or Class B Common Stock;
●	variations in quarterly operating results, including seasonal fluctuations;
●	additions or departures of key personnel;
●	general economic and stock market conditions;
●	regulatory and legal proceedings, investigations and developments;
●	political developments;
●	economic effects of the Russian and Ukrainian war:
●	changes in accounting principles;
●	changes in tax legislation and regulations;
●	terrorist acts;
●	accumulation of publicly held shares and the timing and amount of future purchase or sales of BBX Capital’s Class A Common Stock, Class B Common Stock or other securities; and
●	investor perceptions with respect to BBX Capital’s Class A Common Stock and Class B Common Stock relative to other investment alternatives.

The Company’s technology requires continuous updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair the Company’s operations or competitive position.

The industries in which the Company does business require the utilization of technology and systems, including technology utilized for sales and marketing, property management, brand assurance and compliance. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. The Company is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements, and the Company may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which the Company has put in place or expects to put in place in the near term may become outdated, requiring new technology, and the Company may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, the Company may not achieve the benefits that may have been anticipated from any new technology or system.

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

Information technology failures and failure to maintain the integrity of the Company’s internal or customer data could impact business decisions or result in operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines, or lawsuits.

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

The Company’s insurance policies may not cover all potential losses and the cost of insurance is expected to increase.

The Company maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While the Company currently has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond the Company’s control may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase and coverage levels may decrease, which may affect the Company’s ability to maintain insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds the Company will receive in excess of applicable deductibles. Further, certain types of losses, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters and business interruptions, may be outside the general coverage limits of the Company’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to insure against. In addition, in the event of a substantial loss, the insurance coverage the Company carries may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss. Further, a material increase in insurance costs may impact the selling price of real estate assets if such costs have an adverse impact on the operating income of such assets.

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

Unexpected events, such as public health issues, natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase our costs.

The occurrence of one or more unexpected events, including public health issues, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest, geopolitical conflicts (including the current conflict between Ukraine and Russia) and/or terrorist activities in countries or regions in which our customers, assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance. With respect to the current conflict between Ukraine and Russia, if such conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BBX Capital’s principal executive office is currently located at 201 East Las Olas Boulevard, Suite 1900, Fort Lauderdale, Florida, 33301, under a lease with an expiration date in May 2032. The lease agreement provides the Company with the right to renew the lease for three additional terms of five years following the initial term.

BBX Sweet Holdings maintains certain offices at BBX Capital’s principal executive office, including the executive offices of IT’SUGAR. IT’SUGAR operates approximately 100 retail locations in over 25 states and Canada which are subject to leases that expire between 2023 and 2033. Hoffman’s Chocolates operates six Hoffman’s Chocolates retail locations in South Florida which are subject to leases that expire between 2023 and 2028. BBX Sweet Holdings consolidated its manufacturing operations in a facility in Orlando, Florida which is subject to a lease that expires in 2024, subject to three one-year renewal options that may be exercised by the Company.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2027. Renin also leases four manufacturing and distribution facilities in the United States and Canada, one of which is located at their principal executive office. These leases have expiration dates of December 31, 2026, August 31, 2027, and December 31, 2027. The two leases that expire on December 31, 2026 provide Renin with the right to renew the terms of the lease for five additional terms of five years commencing after the expiration date, and the lease that expires on August 31, 2027 provides Renin with the right to renew the terms of the lease for five years commencing after the expiration date. In December 2022, Renin took possession of an additional manufacturing and distribution facility in Canada under a lease with an expiration date of December 31, 2029 with the right to renew the terms of the lease for five years following the initial term.

BBX Capital has one lease associated with a restaurant in Palm Beach County with an expiration date in 2030.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BBX Capital’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

●

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

●	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

On March 8, 2023, there were approximately 191 record holders of our Class A Common Stock and approximately 79 record holders of our Class B Common Stock.

BBX Capital does not currently anticipate paying any cash dividends for the foreseeable future. BBX Capital’s dividend policy is established by BBX Capital’s Board of Directors based on the Company’s financial condition, results of operations and capital requirements, as well as other business considerations that BBX Capital’s Board of Directors considers relevant. Further, the terms of BBX Capital’s indebtedness may limit or prohibit the payment of dividends.

Issuer Purchases of Equity Securities

Tender Offers

In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to a cash tender offer commenced in May 2021 at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.4 million, including fees. At the time that the tender offer was completed, the shares purchased represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

In November 2022, the Company consummated the purchase of a total of 1,200,000 shares of its Class A Common Stock pursuant to a cash tender offer commenced in November 2022 at a purchase price of $10.00 per share for an aggregate purchase price of approximately $12.1 million, including fees. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.8% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

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

January 2022 Share Repurchase Program

In January 2022, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate BBX Capital to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. As of December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, at an average cost of $9.27 per share, including fees under the share repurchase program. The 1,200,000 shares of Class A Common Stock purchased in the November 2022 tender offer described above were not purchased under this repurchase program.

Information regarding BBX Capital’s purchase of its Class A and Class B Common Stock under the repurchase program during the three months ended December 31, 2022 is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2022	64,800	$7.99	64,800	$13,926,696
November 1 – November 30, 2022	—	—	—	$13,926,696
December 1 – December 31, 2022	—	—	—	$13,926,696

(1)  The shares purchased in October 2022 were surrendered to the Company by certain officers in satisfaction of tax withholding obligations and were not purchased under a share repurchase program.

Rights Agreement

In September 2020, BBX Capital adopted a rights agreement (the “Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock, or total combined common stock without the prior approval of the Board of Directors. The Rights Agreement expired on September 25, 2022.

Equity Compensation Plan Information

As of December 31, 2022, 1,128,477 shares of Class A Common Stock and 94,971 shares of Class B Common Stock were available for future issuance under the BBX Capital, Inc. 2021 Incentive Plan. On January 17, 2023, the Compensation Committee of BBX Capital’s board of directors granted awards of 387,912 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive officers and a total of 25,000 restricted shares of BBX Capital's Class A Common stock to certain non-executive officers. All restricted shares of Class A Common Stock were granted under the BBX Capital, Inc. 2021 Incentive Plan and reduced the number of Class A Common Stock remaining available for future issuance under BBX Capital's equity compensation plan to 715,565 shares of Class A Common Stock.

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

The Management Discussion and Analysis of this Annual Report on Form 10-K discusses 2022 and 2021 items and year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bbxcapital.com or with the SEC at www.sec.gov.

Overview

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

As of December 31, 2022, the Company had total consolidated assets of approximately $562.8 million and shareholders’ equity of approximately $334.3 million. Net income attributable to shareholders for the years ended December 31, 2022 and 2021 was approximately $28.0 million and $46.9 million, respectively.

Impact of Current Economic Issues and the COVID-19 Pandemic

Economic trends in the U.S. and global economies and the industries in which the Company operates, have impacted the Company by contributing to i) decreased consumer demand, ii) disruptions in global supply chains, iii) employee absenteeism and a general labor shortage, and iv) increased economic uncertainty. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant cash balances.  As of December 31, 2022, the Company’s consolidated cash balances were $127.6 million.

Inflation for the twelve months ended December 31, 2022 was 6.5%, and there has been broad based price increases for goods and services. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country, worsened supply chain issues with the potential of further exacerbating inflationary trends. It is possible that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration as a result of monetary policies addressing inflationary trends and for other reasons. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

In light of inflationary conditions, we have taken steps to increase the prices of our products; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin. There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely which may among other things result in inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

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

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2022 compared to the same 2021 period:

●	Total consolidated revenues of $342.0 million, a 9.1% increase compared to 2021.
●	Income before income taxes of $42.8 million compared to $64.2 million during 2021.
●	Net income attributable to common shareholders of $28.0 million compared to $46.9 million during 2021.
●	Diluted earnings per share of $ 1.81 compared to $ 2.63 during 2021.

The Company’s consolidated results for the year ended December 31, 2022 compared to the same 2021 period were significantly impacted by the following:

●

A net increase of $16.9 million in BBX Capital Real Estate’s income before income taxes during 2022 as compared to 2021, which reflects (i) the recognition of a $23.0 million gain on the sale of a land parcel in St. Lucie County, Florida in December 2022 and (ii) a net increase in equity in net earnings of unconsolidated joint ventures primarily as a result of sales activity in 2022, including the Miramar East/West joint venture’s sale of its multifamily apartment communities, the Altis Little Havana joint venture's sale of its multifamily apartment community, BBXRE's sale of its equity interest in the Bayview joint venture, and the Marbella joint venture’s sale of single-family homes, partially offset by (i) a decrease in net profits from BBXRE’s sale of lots to homebuilders at the Beacon Lake Community development reflecting that BBXRE sold 178 developed lots during 2022 compared to 385 developed lots and 299 undeveloped lots during 2021, and (ii) a net decrease in recoveries from loan losses; offset by

●

A net decrease of $15.6 million in BBX Sweet Holdings’ income before income taxes during 2022 as compared to 2021, which primarily reflects the recognition of a $15.9 million non-cash gain on the reconsolidation of IT’SUGAR in the Company’s financial statements during 2021 as a result of IT’SUGAR emerging from Chapter 11 bankruptcy in June 2021;

●

The net increase of $14.5 million in Renin’s loss before income taxes during 2022 as compared to 2021, which primarily reflects (i) a net decrease in sales as a result of lower customer demand, (ii) a decrease in its gross margin percentage related to significant increases in costs related to freight, raw materials, and labor and lower absorption of fixed manufacturing overhead resulting from a decline in sales volumes, and (iii) higher interest expense; and

●

A net increase of $7.5 million in corporate general and administrative expenses primarily related to higher compensation expense, including the impact of restricted stock awards granted in January 2022.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
BBX Capital Real Estate	$75,231	58,311	9,988
BBX Sweet Holdings	189	15,784	(47,473)
Renin	(15,444)	(986)	(3,572)
Other	1,015	1,390	(2,915)
Reconciling items and eliminations	(18,200)	(10,258)	(14,366)
Income (loss) before income taxes	$42,791	64,241	(58,338)
(Provision) benefit for income taxes	(15,149)	(17,175)	11,248
Net income (loss)	27,642	47,066	(47,090)
Net loss (income) attributable to noncontrolling interests	378	(155)	4,803
Net income (loss) attributable to shareholders	$28,020	46,911	(42,287)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In addition, BBXRE manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently pursuing investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division. Further, as market conditions permit, the Altman Companies may also evaluate potential opportunities to develop multifamily apartment communities in new geographical areas, as well as multifamily apartment communities that include affordable housing.

Overview

During 2021 and into the first half of 2022, BBXRE’s operations benefited from an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, as sales at BBXRE’s single-family home developments and leasing at its multifamily apartment developments sponsored by the Altman Companies were exceeding prior expectations. Further, BBXRE had benefited from (i) investor demand for the acquisition of stabilized multifamily apartment communities, as evidenced by the sale of three communities sponsored by the Altman Companies in 2021 and three additional communities sponsored by the Altman Companies in 2022, and (ii) the availability of debt and equity capital for financing new multifamily apartment developments, as evidenced by the Altman Companies commencing the development of three multifamily apartment communities in 2021 and two multifamily apartment communities in 2022.

However, more recently, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any new financing and have also had an adverse impact on applications for mortgage financing and home sales, the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, which BBXRE believes is also a result of rising interest rates and an overall decline in economic and market conditions. In addition, there has also been a significant increase in land, commodity, and labor prices, which has resulted in higher development and construction costs, and disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have negatively impacted (i) the timing of projects currently under construction and (ii) the commencement of new development opportunities and the anticipated profitability of such developments and may have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms and (iii) the values of multifamily apartment communities are adversely impacted by an increase in capitalization rates or a decline in the number of potential purchasers.

While BBXRE’s operating results in 2021 and 2022 significantly benefited from demand for single-family and multifamily housing, BBXRE currently expects a significant decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which is resulting in a decline in expected monetization of investments in the near future, and (iii) more recently, a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects. As a result, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division, with the ultimate goal of building long-term shareholder value and a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows in future periods. However, due to the expected life cycle of these developments, which generally results in the monetization of an investment approximately three years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, rising interest rates, increases in development costs, and a decline in economic and market conditions have more recently adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting its investment criteria, and such conditions are expected to adversely impact BBXRE’s plans to deploy capital in investments in new development opportunities.

The Altman Companies and Related Investments

As of December 31, 2022, BBX Capital Real Estate owned a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, and as further described below, in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies.

BBXRE’s Ownership in the Altman Companies and Acquisition of Additional Equity Interests in 2023

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies for cash consideration of $14.6 million, including $2.3 million in transaction costs, with Mr. Altman retaining a 50% equity interest. While the Altman Companies was a joint venture between BBXRE and Mr. Altman, the parties shared decision-making authority for all significant operating and financing decisions. To the extent that the parties could not reach consensus on a matter, the operating agreement generally provided that a third party would resolve such matter; however, for certain decisions, the operating agreement provided that the venture could not proceed with such matters without approval from both parties.

Pursuant to the operating agreement of the Altman Companies, BBXRE also agreed to acquire an additional 40% equity interest in the Altman Companies from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), at which time BBXRE would also acquire control and decision-making authority for all significant operating and financing decisions related to the Altman Companies as of and subsequent to the acquisition. Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million, at which time Mr. Altman would no longer serve as an employee of the Altman Companies and no longer have an equity interest in the Altman Companies. However, irrespective of BBXRE’s acquisition of additional equity interests in the Altman Companies, Mr. Altman is entitled to retain his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to BBXRE’s acquisition of such equity interests in the Altman Companies from Mr. Altman.

On January 31, 2023 (the "Acquisition Date"), BBXRE closed on the acquisition of the additional 40% equity interests in the Altman Companies for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount will be determined by BBXRE and Mr. Altman following the closing and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE.

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to new development projects commencing subsequent to the Acquisition Date :

●

With respect to certain proposed development projects in predevelopment, Mr. Altman will be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his  ownership percentage in the Altman Companies was still 10% if the projects commence prior to the Final Payment Date.

●

With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures at closing, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his ownership percentage in the Altman Companies was still 10%.

●

With respect to all other projects that commence prior to the Final Payment Date, Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if his relative ownership percentage in the Altman Companies was 10%. However, in such case, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which BBXRE will be entitled as the managing member. If Mr. Altman does not invest in the additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE will have decision-making authority for all significant operating and financing decisions for any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to BBXRE’s acquisition of the remaining equity interests in the Altman Companies from Mr. Altman.

Accounting for BBXRE’s Investment in the Altman Companies and Related Investments

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date. Further, the Company has accounted for its investments in the managing member of development joint ventures that were originated prior to the Acquisition Date under the equity method of accounting, as BBXRE and Mr. Altman similarly shared decision-making authority for all significant operating and financing decisions related to the managing member of such joint ventures.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company will now consolidate the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, during the three months ended March 31, 2023, the Company will remeasure the carrying value of its current equity interests in the Altman Companies at fair value as of the Acquisition Date, with any resulting remeasurement adjustment recognized in the Company’s statement of operations, and the Company expects to recognize goodwill based on the difference between (i) the fair values of the identifiable assets and liabilities of the Altman Companies at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s current equity interest and any noncontrolling interests in the Altman Companies at the acquisition date.

As a result of the acquisition, the Company expects that it will also consolidate the managing member of any new development joint ventures that are sponsored and formed by the Altman Companies commencing as of and subsequent to the Acquisition Date. Further, while Joel Altman will generally retain his decision-making rights in the managing member of development joint ventures that were originated prior to the Acquisition Date, the Company is continuing to evaluate its accounting for its investment in such joint ventures as of and subsequent to the Acquisition Date under the applicable accounting guidance.

Developments Monetized in 2022

During the year ended December 31, 2022, joint ventures sponsored by the Altman Companies sold: (i) Altis Little Havana, a 224-unit multifamily apartment community located in Miami, Florida, (ii) Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and (iii) Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar. As a result of these sales, BBXRE received total cash distributions of $25.8 million and recognized total equity earnings of $22.6 million from its investments in the respective joint ventures.

New Developments

During the year ended December 31, 2022, joint ventures sponsored by the Altman Companies closed on development financing and commenced the development of (i) Altis Santa Barbara, a planned 242-unit multifamily apartment community in Naples, Florida and (ii) Altra Kendall, a planned 342-unit multifamily apartment community in Kendall, Florida.

In 2019, BBXRE and Joel Altman had previously invested in the Altis Lake Willis Vineland joint venture, which was sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a multifamily apartment community in Orlando, Florida. In 2021, the joint venture decided to develop the project in two phases. Accordingly, in September 2021, the Altis Lake Willis Phase 1 joint venture was formed to develop the first phase of the project, which is expected to be comprised of a 329-unit multifamily apartment community, and the joint venture closed on its development financing and commenced development of the community. In connection with the closing, BBXRE and Joel Altman acquired membership interests in the managing member of the Altis Lake Willis Phase 1 joint venture and retained their respective ownership interests in the land and predevelopment costs related to the anticipated second phase of the project through the existing Altis Lake Willis Vineland joint venture. In September 2022, the Altis Lake Willis Phase 2 joint venture was formed to develop the second phase of the project, which is expected to be comprised of a 230-unit multifamily apartment community, and the remaining land held by the Altis Lake Willis Vineland joint venture was transferred to the Altis Lake Willis Phase 2 joint venture in exchange for cash. In connection with the transfer of the land, BBXRE and Joel Altman also acquired membership interests in the managing member of the Altis Lake Willis Phase 2 joint venture. As a result of the transaction, BBXRE received a cash distribution of approximately $2.3 million from the Altis Lake Willis Vineland joint venture and recognized approximately $0.4 million of equity earnings from its investment in the venture during the year ended December 31, 2022. As of December 31, 2022, construction activities related to the development of Altis Lake Willis Phase 2 had commenced, and the joint venture was continuing to seek debt financing for the project.

Business Update

During 2021 and into the first half of 2022, developments sponsored by the Altman Companies benefited from an increase in demand for multifamily apartment housing in many of the markets in Florida in which the Altman Companies operates, as the volume of new leases and rental rates at its completed developments were generally exceeding prior expectations. Further, as evidenced by the sales of Altis Little Havana in June 2022 and Altis Miramar and Altra Miramar in July 2022, investor demand for the acquisition of stabilized multifamily apartment communities continued to be strong. However, more recently there has been observed (i) a deceleration in the growth of rental rates at the Altman Companies developments, as well a decline in rates in certain markets, (ii) a slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, both of which are expected to have a negative impact on the value of multifamily apartment communities, (iii) a relative decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet applicable investment criteria. These conditions are believed to be the result of increases in interest rates and a decline in economic and market conditions.

With respect to its communities where construction commenced in 2021 and 2022, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience (i) significant volatility in development costs, including higher than anticipated interest costs related to debt financing and unanticipated increases in commodities costs, and (ii) delays in the timing of the completion of projects. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned on these developments would be offset to some extent by various factors, including higher rental rates currently resulting from inflationary factors and demand for multifamily housing, the Altman Companies now believes that, in light of a decrease in investor demand and an increase in capitalization rates, which would negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, there is significant risk that these projects will be less profitable than previously expected or may not be profitable at all.

During 2021 and 2022, the Altman Companies also identified various new opportunities for developments but many of these development projects no longer meet the Altman Companies’ investment criteria due to a combination of (i) significant increases in development costs, including the cost of land, commodities, labor, and property insurance, (ii) supply chain disruptions and material shortages, (iii) the impact of higher interest rates and insurance costs on development costs and the estimated values at which multifamily apartment communities can be sold, and (iv) the increased uncertainty related to whether growth in rental rates will be able to offset more recent increases in development costs. In addition, the Altman Companies has observed a relative decline in the availability, as well as increases in the cost, of debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk of the Altman Companies being unable to identify equity and/or debt financing on acceptable terms, or at all. As a result of these factors, during the year ended December 31, 2022, the Altman Companies made a decision not to move forward with these prospective development opportunities and recognized losses related to predevelopment expenditures for such developments. Further, the Altman Companies anticipates that its operating results  will no longer include the previously anticipated development, general contractor, and management fees related to such projects.

Other Matters

In certain circumstances, the Altman Companies may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement of AGC. Following the acquisition of Mr. Altman’s equity interests in the Altman Companies in January 2023, BBXRE currently expects that it will exercise its right to acquire the remaining 40% membership interests in AGC in 2023. Due to the formula applicable to the option pursuant to which BBXRE is permitted to acquire such interests, which is primarily calculated based on AGC’s working capital balance and a percentage of expected profits from current construction projects and is not calculated based on the fair value of such interests, BBXRE does not expect to pay a significant amount of cash upon the closing of the acquisition of such interests. However, BBXRE would assume responsibility for any working capital deficits related to AGC at the time of closing and may be obligated to pay a percentage of profits from AGC, if any, to the seller over time.

In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit an unaffiliated property management company as a joint venture partner. The Altman Companies is continuing to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. Once the parties have received any necessary consents related to the formation of the joint ventures as required by various stakeholders, including certain lenders, equity investors, and regulatory agencies with jurisdiction, the unaffiliated property management company will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after the unaffiliated property management company has received its initial contribution to AMC and the parties have received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, with such termination resulting in the unaffiliated property management company transferring its ownership interests in AMC back to the Altman Companies. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies is required to pay a penalty up to a maximum amount of $0.2 million.

Risks Related to Current Economic Conditions

Economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and expected further increases in interest rates. An economic recession, or significantly slower growth resulting from these factors could adversely impact rental rates, occupancy levels, and rental receipts (including an increase in tenant delinquencies and/or requests for rent abatements), and these effects would impact (i) the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, (ii) the extent of management fees earned by the Altman Companies, and (iii) the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures related to prospective development opportunities that are abandoned, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. BBXRE is primarily developing the land and common areas and selling finished lots to third-party homebuilders. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which BBXRE is selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales by homebuilders.

BBXRE has substantially completed the development of the lots comprising Phases 1 through 3 of the Beacon Lake Community and previously sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder in 2021. Further, as of December 31, 2022, BBXRE has sold all but 85 lots in the Beacon Lake Community and is under contract to sell the remaining 85 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community. However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of December 31, 2022, BBXRE had recognized contingent purchase price receivables totaling $16.9 million related to the sale of lots in the Beacon Lake Community.

During the year ended December 31, 2022, BBXRE sold 146 single-family lots and 32 townhome lots in the Beacon Lake Community, as compared to the sale of 299 undeveloped lots comprising Phase 4, 291 single-family lots, and 94 townhome lots during the year ended December 31, 2021. The decrease in the lots sold in 2022 as compared to 2021 reflects the significant increase in demand for single-family housing in Florida following the COVID-19 pandemic, which ultimately resulted in higher than anticipated sales in 2021 and the acceleration of the completion of the development.

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by recent increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has recently observed a deceleration in the number of prospective homebuyers and home sales as compared to 2021 and early 2022, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. In spite of these factors, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an increase in prices for single-family homes; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single -Family Development Joint Ventures

As of December 31, 2022, BBXRE had previously invested approximately $8.1 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single-family homes in Miramar, Florida. During the year ended December 31, 2022, the joint venture closed on the sale of 126 single-family homes, and BBXRE recognized $12.6 million of equity earnings and received $12.5 million of distributions from the venture. As of December 31, 2022, the joint venture had closed on the sale of all 158 single-family homes comprising Marbella.

In June 2019, BBXRE invested $4.2 million in the Sky Cove joint venture, which was formed to develop Sky Cove at Westlake, a residential community comprised of 204 single-family homes in Loxahatchee, Florida. During the year ended December 31, 2022, the joint venture closed on the sale of 39 single-family homes, and BBXRE recognized $0.5 million of equity earnings and received $2.1 million of distributions from the joint venture. As of December 31, 2022, the joint venture had closed on the sale of all 204 single-family homes comprising Sky Cove.

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that will be adjacent to Sky Cove at Westlake and is expected to be comprised of 197 single-family homes. During the year ended December 31, 2022, the joint venture closed on the sale of 80 single-family homes, and BBXRE recognized $0.6 million of equity earnings and received $2.1 million of distributions from the venture. As of December 31, 2022, the joint venture had executed contracts to sell 172 homes in the community and had closed on the sale of 80 homes.

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

In June 2022, BBXRE sold its equity interest in the Bayview joint venture to Procacci. As a result of the transaction, BBXRE received net cash proceeds of approximately $8.8 million and recognized a net gain from the sale of its investment in the venture of approximately $7.3 million, which is included in equity in net earnings of unconsolidated real estate joint ventures in the Company’s condensed consolidated statements of operations for the year ended December 31, 2022. In connection with the sale, the Company and BBXRE obtained a release from the lender for any liability to the lender under the loan documents, including any obligation related to the Company’s guaranty on the outstanding loan balance.

Other Real Estate Activities

During the years ended December 31, 2022 and 2021, BBXRE sold various real estate assets in its legacy asset portfolio, and as a result of such sales, the Company recognized total net gains of $24.3 million and $0.6 million, respectively, and received aggregate net cash proceeds of $27.3 million and $2.4 million, respectively. Included in the net gains on sales of real estate for the year ended December 31, 2022 was a gain of $23.0 million recognized upon the sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2022 vs	2021 vs
	2022	2021	2020	2021	2020
Sales of real estate inventory	$27,794	65,479	20,363	(37,685)	45,116
Interest income	3,617	2,048	1,240	1,569	808
Net gains on sales of real estate assets	24,289	643	255	23,646	388
Other	1,835	1,504	1,454	331	50
Total revenues	$57,535	69,674	23,312	(12,139)	46,362
Cost of real estate inventory sold	11,463	29,690	13,171	(18,227)	16,519
Recoveries from loan losses, net	(4,835)	(7,774)	(8,876)	2,939	1,102
Impairment losses	311	—	2,742	311	(2,742)
Selling, general and administrative expenses	13,772	7,587	6,758	6,185	829
Total costs and expenses	20,711	29,503	13,795	(8,792)	15,708
Operating profits	36,824	40,171	9,517	(3,347)	30,654
Equity in net earnings of unconsolidated real estate joint ventures	38,414	18,154	465	20,260	17,689
Other (expense) income	(7)	(14)	6	7	(20)
Income before income taxes	$75,231	58,311	9,988	16,920	48,323

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2022 compared to the 2021 period increased by $16.9 million primarily due to the following:

●

An increase in net gains on the sales of real estate assets primarily attributable to BBXRE's sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022, which resulted in the recognition of a net gain on sale of $23.0 million in 2022;

●

A net increase in equity in net earnings of unconsolidated joint ventures primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, which resulted in the recognition of $8.7 million of equity earnings from BBXRE’s investment in the venture, (ii) the Altis Miramar East/West joint venture’s sale of its multifamily apartment communities in 2022, which resulted in the recognition of $14.0 million of equity earnings from BBXRE’s investment in the venture in 2022, (iii) BBXRE's sale of its equity interest in the Bayview joint venture in 2022, which resulted in the recognition of a gain of $7.3 million upon the sale in 2022, and (iv) the Marbella joint venture's sale of single-family homes in 2022, which resulted in the recognition of $12.6 million of equity earnings from BBXRE’s investment in the venture in 2022, partially offset by (i) the Altis Promenade joint venture’s sale of its multifamily apartment community in 2021, which resulted in the recognition of $5.2 million of equity earnings from BBXRE’s investment in the venture in 2021, (ii) the Altis Grand at the Preserve joint venture’s sale of its multifamily apartment community in 2021, which resulted in the recognition of $5.0 million of equity earnings from BBXRE’s investment in the venture in 2021,  (iii) the Altis Grand Central joint venture’s recapitalization of its ownership of its multifamily apartment community in 2021, which resulted in the recognition of $6.2 million of equity earnings from BBXRE’s investment in the venture in 2021; and (iv) BBXRE’s share of losses recognized by the Altman Companies in 2022 primarily related to the impairment of predevelopment expenses for prospective development projects that are no longer expected to commence;

●

An increase in interest income as a result of (i) higher interest income from cash, cash equivalents, and investment securities as a result of higher balances and an overall increase in interest rates and (ii) higher interest income from loans from a subsidiary of BBXRE to IT’SUGAR; partially offset by

●

A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 146 single-family lots and 32 townhome lots in 2022 as compared to the sale of the 299 undeveloped lots comprising Phase 4, 291 single-family lots, and 94 townhome lots during the 2021 period;

●	Lower recoveries from loan losses in 2022 as compared to the 2021 period; and
●

An increase in selling, general, and administrative expenses primarily due to (i) new hires, which reflects the establishment of BBXRE’s logistics real estate division, (ii) increased incentive compensation, which includes the impact of compensation related to sales activity in 2022, and (iii) the recognition of severance expense.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States and one location in Canada, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida.

Overview

IT’SUGAR – Emergence from Bankruptcy in 2021

BBX Sweet Holdings owns over 90% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its over 90% ownership of IT’SUGAR. As a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020.  On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). On the Effective Date, IT’SUGAR entered into a secured exit credit facility with a wholly-owned subsidiary of BBXRE (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million, and BBXRE’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of amounts under loans previously due from IT’SUGAR to BBXRE’s wholly-owned subsidiary (which were superseded and replaced by the Exit Facility). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR.

As a result of the reconsolidation of IT’SUGAR, BBX Sweet Holdings recognized a gain on consolidation of $15.9 million during the year ended December 31, 2021, which reflects the remeasurement of the carrying value of BBX Sweet Holdings’ equity interests in IT’SUGAR at fair value as of the Effective Date. Further, as a result of the deconsolidation of IT’SUGAR on September 22, 2020 and subsequent reconsolidation of IT’SUGAR on the Effective Date, IT’SUGAR’s results of operations are excluded from the Company’s statements of operations and comprehensive income for the period from September 22, 2020 through June 16, 2021.

IT'SUGAR – Business Update

As of December 31, 2022, IT’SUGAR was operating approximately 100 retail locations across the United States, including 12 “pop-up” retail locations.

Since its emergence from the Bankruptcy Cases (during which it permanently closed 17 retail locations, opened 10 “pop-up” retail locations in select U.S. locations, and executed lease amendments with respect to 78 of its retail locations), IT’SUGAR has been focused on leveraging its reputation as a “retailtainment” experience for customers to expand and improve the quality of its store portfolio through the following:

●

Expanding on the recent success of its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii);

●

Evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates for retail space generally in certain markets;

●

Improving the quality and remaining maturity of its store portfolio by (i) extending the lease terms of its existing successful retail locations, (ii) expanding the size of certain existing retail locations, and (iii) closing retail locations where appropriate or where required by the terms of the lease; and

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

The following summarizes activity within IT’SUGAR’s store portfolio of retail locations in 2022:

●

IT’SUGAR opened (i) large format “pop-up” retail locations in Chicago, Illinois, San Francisco, California, and Manhattan, New York, (ii) new retail locations in Somerville, Massachusetts, Foxborough, Massachusetts, National Harbor, Maryland, and Miami, Florida, (iii) its first international location in West Edmonton, Canada, (iv) an Oreo Café in its “candy department store” at Ala Moana Center in Honolulu, Hawaii, (v) an expansion of an existing retail location in Coney Island, New York, (vi) an expanded relocation of a store at an existing location in Branson, Missouri, (vii) a relocation of a store at an existing location in Orlando, Florida, and (viii) “pop-up” retail locations in Chicago, Illinois and Maui, Hawaii;

●

IT’SUGAR executed lease agreements for various locations, including (i) two “candy department stores” in high-traffic metropolitan areas, (ii) three new retail locations, (iii) the relocation and expansion of an existing retail location, and (iv) the extension of the lease term of two existing “pop-up” retail locations; and

●	IT’SUGAR closed six retail locations, including some of its “pop-up” retail locations.

During the course of the Bankruptcy Cases, IT’SUGAR opened various “pop-up” retail locations in select locations across the United States. These locations required initial capital investments that were generally significantly lower than the investments required for IT’SUGAR’s traditional retail locations and were subject to lease agreements with terms ranging from 13-36 months and which generally provided for the payment of rent based on a percentage of sales generated at the applicable location. Although IT’SUGAR has been seeking to extend the term of the leases for certain of these locations, some of the landlords have indicated that they do not intend to extend the term of the leases, and in some cases, IT’SUGAR has closed the locations. However, IT’SUGAR is continuing to seek to open additional “pop-up” retail locations and has expanded its “pop-up” retail location concept to include large format locations that are similar in size to its “candy department stores.” Although these larger format “pop up” locations generally require initial capital investments that are higher than its previous “pop-up” locations and are also subject to leases that include fixed rental obligations as opposed to lease payments based on a percentage of sales, IT’SUGAR believes that these locations will generate higher sales that justify such investments. Further, as these large format “pop-up” retail locations are generally in high-traffic metropolitan locations of interest to IT’SUGAR, these locations will allow IT’SUGAR to test the market and evaluate whether it should incur the capital expenditures and lease obligations associated with longer-term retail locations in these locations.

As noted above, IT’SUGAR executed lease amendments with respect to 78 retail locations during the course of its bankruptcy. Although the specific terms of the executed lease amendments vary, the amended leases generally provided for the forgiveness of IT’SUGAR’s pre-petition rent obligations, and many (but not all) of the amended leases also provided for the payment of rent based on a percentage of sales volumes (in lieu of previously scheduled fixed lease payments), generally for a period of one to two years from the commencement of the bankruptcy proceedings. Following such periods of time, the amended leases generally required IT’SUGAR to resume the payment of previously scheduled fixed lease payments going forward. As the temporary rent relief provided by many of these amended leases expired in December 2021, IT’SUGAR experienced an increase in its occupancy costs during the year ended December 31, 2022 as compared to the same 2021 period as it recommenced the payment of previously scheduled fixed lease payments. In addition, for certain retail locations, including four locations that historically generated operating losses largely based on the applicable fixed rental obligations prior to the amendments, the lease amendments provide for the payment of rent based on a percentage of sales volumes through the remainder of the lease term; however, in such cases, the landlords generally have the right to terminate the lease agreements at any time following notice periods ranging from 30 to 60 days.

Although there is no assurance that it will be able to maintain or increase its sales levels in future periods, IT’SUGAR's revenues in 2022 have significantly increased as compared to 2021 and 2019 reflecting an increase in comparable store sales, the revenues generated in new and expanded store locations, and price increases implemented in response to higher inventory and freight costs, as further discussed below. The following summarizes the increase in IT’SUGAR’s comparable store sales and total revenues during the periods indicated:

	Year 2021 Compared to Year 2019	Year 2022 Compared to Year 2019	Year 2022 Compared to Year 2021
Comparable Store Sales (1)	14%	22%	11%
Total Revenues	19%	40%	18%

(1)	Comparable store sales represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio.
(2)

Because IT’SUGAR’s results for the six months ended June 30, 2021 and fiscal 2020 were significantly impacted by the COVID-19 pandemic, the Company has included a comparison of its results for 2022 and 2021 to 2019 in order to provide a comparison to periods that were not impacted by the COVID-19 pandemic.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR has experienced an increase in the cost of inventory and freight. Although it has experienced some compression in its selling margins, IT’SUGAR has to date been able to mitigate the impact of increased costs to some extent through increases in the prices of its products. However, to the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. In addition to an increase in its product costs, IT'SUGAR in the past experienced delays in its supply chains which impacted the inventory levels at its retail locations. Following difficulties in maintaining appropriate inventory levels during 2021, IT’SUGAR increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand. However, given economic uncertainty and volatility, IT’SUGAR intends to closely manage its inventory levels in light of a possible slowdown in consumer demand.

In addition to the above issues, IT’SUGAR has been impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at its retail locations.

Las Olas Confections and Snacks

During the year ended December 31, 2022, Las Olas Confections and Snacks’ revenues decreased by 4.9% as compared to its revenue during the same 2021 period. The decline in revenue for the year ended December 31, 2022 primarily reflects lower wholesale revenues. Although Las Olas Confections and Snacks experienced a decline in its revenues, its gross margin increased, as the decline in revenues was partially attributable to its efforts to eliminate existing products with low margins. Further, while Las Olas Confections and Snacks has also been impacted by increased costs for raw materials, and supply chain delays as well as higher wages, it has generally mitigated the impact of these factors through increases in the prices of certain of its products and improvements in labor efficiencies in its manufacturing facility.

During the year ended December 31, 2022, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida. Substantially all of the products previously manufactured at the Hoffman’s Chocolates facility are now manufactured at the existing Las Olas Confections and Snacks facility.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2022 vs	2021 vs
	2022	2021	2020	2021	2020
Trade sales	$139,718	84,215	49,155	55,503	35,060
Cost of trade sales	(83,307)	(52,497)	(41,482)	(30,810)	(11,015)
Gross margin	56,411	31,718	7,673	24,693	24,045
Interest income	—	36	29	(36)	7
Other revenue	—	—	281	—	(281)
Interest expense	(1,015)	(429)	(193)	(586)	(236)
Impairment losses	(238)	(38)	(25,303)	(200)	25,265
Selling, general and administrative expenses	(55,617)	(31,524)	(26,855)	(24,093)	(4,669)
Total operating income (loss)	(459)	(237)	(44,368)	(222)	44,131
Other income	718	131	221	587	(90)
Loss on the deconsolidation of IT'SUGAR, LLC	—	—	(3,326)	—	3,326
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	(15,890)	15,890
Foreign exchange loss	(70)	—	—	(70)	—
Income (loss) before income taxes	$189	15,784	(47,473)	(15,595)	63,257
Gross margin percentage	40.37%	37.66%	15.61%	2.71%	22.05%
SG&A as a percent of trade sales	39.81%	37.43%	54.63%	2.38%	(17.20)%
Expenditures for property and equipment	$11,383	4,283	3,155	7,100	1,128
Depreciation and amortization	$6,629	3,181	4,244	3,448	(1,063)
Debt accretion and amortization	$61	21	168	40	(147)
Pre opening and closing expenses	$1,021	158	8	863	150
ASC 842 straight line rent adjustments	$1,764	1,502	542	262	960

BBX Sweet Holdings income before income taxes for the year ended December 31, 2022 compared to the same 2021 period decreased by $15.6 million primarily due to the following:

●

The recognition of a $15.9 million gain on the reconsolidation of IT’SUGAR in the Company’s financial statements in the 2021 period as a result of IT’SUGAR emerging from bankruptcy and BBX Sweet Holdings reacquiring control of IT’SUGAR in June 2021; partially offset by

●

The recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period associated with the Company’s sale of the Hoffman’s Chocolates manufacturing facility in Greenacres, Florida.

Information regarding the results of operations for IT’SUGAR that were included in the Company’s consolidated financial statements is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2022 vs	2021 vs
	2022	2021	2020	2021	2020
Trade sales	$119,302	62,161	31,794	57,141	30,367
Cost of trade sales	(66,915)	(34,423)	(26,923)	(32,492)	(7,500)
Gross margin	52,387	27,738	4,871	24,649	22,867
Interest income	—	—	8	—	(8)
Interest expense	(834)	(314)	(109)	(520)	(205)
Impairment losses	(238)	(38)	(24,948)	(200)	24,910
Selling, general and administrative expenses	(48,732)	(24,915)	(21,121)	(23,817)	(3,794)
Total operating income (losses)	2,583	2,471	(41,299)	112	43,770
Other income	(206)	45	117	(251)	(72)
Foreign exchange loss	(70)	—	—	(70)	—
Income (loss) before income taxes	$2,307	2,516	(41,182)	(209)	43,698
Gross margin percentage	43.91%	44.62%	15.32%	(0.71)%	29.30%
SG&A as a percent of trade sales	40.85%	40.08%	66.43%	0.77%	(26.35)%

IT’SUGAR’s operating results presented in the table above reflect IT’SUGAR’s operating results for the periods in which IT’SUGAR was consolidated in the Company’s consolidated financial statements. Accordingly, IT’SUGAR’s operating results for the year ended December 31, 2021 reflect their results for the period from June 17, 2021, the date that the Company reconsolidated IT’SUGAR, through December 31, 2021, while its operating results presented for the year ended December 31, 2020 reflect their results for the period from January 1, 2020 through September 22, 2020, the date that the Company deconsolidated IT’SUGAR.

The table above reflecting IT’SUGAR’s standalone operating results excludes an accrual related to a long-term incentive compensation plan implemented by BBX Sweet Holdings for certain of IT’SUGAR’s executives. The expense related to the long-term incentive plan, which is reflected in BBX Sweet Holdings’ consolidated results, was $1.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired Colonial Elegance, a supplier and distributor of building products that was headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included big box retailers in the United States and Canada which were complementary to and expanded Renin's existing customer base.

Renin’s products are primarily sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Overview

During the year ended December 31, 2022, Renin’s sales decreased as compared to the same period in 2021, and its retail channel comprised approximately 69% of its gross sales for the 2022 period as compared to approximately 77% for the same period in 2021. Although Renin’s sales in 2022 benefited from price increases to customers implemented in response to increased costs, as well as sales of slow-moving inventory, the impact of these factors were offset primarily by a decline in sales volume, which reflected (i) lower customer demand in 2022, (ii) backordered inventory resulting from supply chain disruptions, and (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021. Further, in January 2022, Renin experienced disruptions associated with inclement weather and restrictions on business operations as a result of increased COVID-19 infections, which also impacted its sales. With respect to the decline in customer demand, Renin believes that the decline may be attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior, (ii) a shift in consumer spending away from home improvements as many portions of the economy reopened following the COVID-19 pandemic, particularly in the United States, and (iii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin has continued to observe a decline in customer demand in 2023, and its sales may be further impacted in future periods if rising interest rates and a recessionary environment further impacts consumer demand.

In addition to a decline in sales, Renin’s gross margin percentage decreased from 10.9% during the year ended December 31, 2021 to 3.3% during the year ended December 31, 2022. Renin has continued to be negatively impacted by significant increases in costs related to shipping and raw materials and delays in its supply chains, which have adversely impacted (i) its product costs and gross margin, (ii) its ability to fulfill customer orders, and (iii) its working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers. While Renin has recently observed a decrease in spot rates for shipping products from overseas, Renin’s operating results have thus far not meaningfully benefited from these decreases due to the timing of shipping products from overseas and ultimately selling such products to its customers. Further, costs to ship products from its domestic facilities to customers and costs of raw materials remain highly volatile, which has continued to negatively impact its gross margin. In addition, the overall decline in sales resulting from lower customer demand has increased the impact of the manufacturing overhead costs associated with its facilities on its operating results.

In an effort to mitigate the impact of certain of these factors, Renin has sought to (i) negotiate increases in prices with its customers, (ii) maintain adequate inventory levels in an effort to ensure that it can fulfill customer orders, (iii) diversify its global supply chains, and (iv) transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities. Further, as a result of declines in customer demand and a potential recessionary economic environment, Renin has implemented various initiatives in an effort to reduce the costs associated with its manufacturing and distribution facilities, including the consolidation of certain of its manufacturing and distribution facilities. As part of these efforts, Renin has (i) executed a lease agreement for a new manufacturing and distribution facility near one of its existing locations in Toronto, Canada, (ii) transferred a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada, and (iii) exited its primary third-party logistics and warehousing facility in January 2023. In connection with these efforts, Renin incurred costs in excess of $2.0 million related to, among other things, severance expenses, relocation and freight costs to transfer inventory, and capital expenditures for new racking for storage and equipment. In addition, in anticipation of declines in customer demand and a potential recessionary economic environment impacting sales volumes related to its existing business, Renin is also actively seeking to increase its market share by expanding its product mix with new and existing customers and is also evaluating additional initiatives to reduce costs.

Although Renin has taken steps intended to mitigate the risks it faces and is evaluating additional courses of action to further mitigate such factors, Renin’s currently expects that its operating results and gross margin percentage will continue to be adversely impacted in 2023, particularly if it is unable to generate additional sales in 2023 by increasing its market share. In addition, in certain cases, Renin’s negotiated price increases to customers do not fully offset the increase in Renin’s costs, and as a result, Renin’s gross margins for certain customers and products will continue to be negatively impacted unless it can negotiate additional price increases in the future and/or Renin is able to identify and implement alternative methods to source and manufacture certain products in a more cost effective manner.

Further, Renin’s efforts to mitigate its increase in costs have had and may continue to have other negative impacts on Renin’s operations. In particular, the combination of higher inventory levels and the increased time between its purchase of inventory and receipt of payments from customers has negatively impacted its liquidity, and Renin is actively seeking to rationalize and lower its inventory levels in order to reduce its investment in working capital in a manner that does not disrupt its ability fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin is generally seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

Renin is also negatively impacted by increases in interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the “TD Bank credit facility” or the “credit facility”) to include a term loan with an initial principal balance of $30.0 million, increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the credit facility to October 2025.

In 2021, the TD Bank credit facility was amended to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit was to revert to $20.0 million and any amounts outstanding in excess of $20.0 million was to be repaid by Renin. The amendments to the credit facility also (i) waived the requirement for Renin to comply with certain ratios included in the financial covenants of the credit facility, (ii) temporarily increased the maximum total leverage ratio included in the financial covenants of the facility through December 31, 2022, (iii) modified the calculation of the maximum total leverage ratio, and (iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the amendments prohibited Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company were to revert to the requirements under the facility prior to the amendments in 2021.

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, the TD Bank credit facility was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and repayments postponed until the TD Bank credit facility has been paid or satisfied in full.

As of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and while TD Bank continued to allow Renin to utilize its revolving line of credit, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

On February 3, 2023, the credit facility was further amended effective January 31, 2023 to, among other things, (i) temporarily increase the availability under the revolving line of credit from $20.0 million to $22.0 million from January 1, 2023 through December 31, 2023, (ii) require $8.0 million of funding from BBX Capital (including amounts funded by BBX Capital during the period from December 2022 through the date of the amendment) to provide Renin funds to prepay the term loan by no less than $1.5 million and to provide additional working capital to Renin, (iii) waive Renin’s non-compliance with the financial covenants under the credit facility through the date of the amendment, (iv) establish a financial covenant requiring Renin to meet minimum levels of specified operating results from January 2023 through December 2023, (v) redefine the maximum total leverage ratio financial covenant under the credit facility and waive the requirement to comply with the covenant until January 1, 2024, (vi) waive the requirement to comply with the fixed charge coverage ratio financial covenant until January 1, 2024, and (vii) amend the modification period to the later of December 31, 2023 or upon Renin’s compliance with specified financial covenant ratios. The amendment also reduced the interest rates on amounts outstanding under the credit facility during the modification period to (i) the Canadian Prime Rate plus a spread of 2.875% per annum, (ii) the United States Base Rate plus a spread of 2.50% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.375% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. However, the amendment also increased the interest rates on amounts outstanding under the credit facility during any periods in which the loan is in default by 50 basis points per annum.

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. Renin elected to use a portion of such funds to prepay $2.5 million of the term loan.

If Renin’s operating results and financial condition do not improve, Renin may again fall out of compliance with the terms of the TD Bank credit facility. If Renin falls out of compliance and is unable to obtain additional waivers or modifications of the credit facility, Renin may lose availability under its revolving line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

See Note 12 to the Company's consolidated financial statements included in Item 8 of this annual report for additional information with respect to the TD Bank credit facility.

Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. Renin asserted that the supplier was liable for the additional shipping costs based on the late delivery of products and certain displays purchased from the supplier, while the supplier disputed that liability.

Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statement of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use. In December 2021, Renin and the foreign supplier settled the dispute and outstanding amounts due to the supplier for $4.2 million. That amount was paid by Renin to the supplier in two equal installments in December 2021 and June 2022. As Renin had previously accrued a liability of $8.1 million for amounts due to the supplier during the year ended December 31, 2020, Renin reduced its cost of trade sales by $2.9 million for the year ended December 31, 2021 and reduced the unamortized balance of its display contract asset by $1.0 million as of December 31, 2021.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2022 vs	2021 vs
	2022	2021	2020	2021	2020
Trade sales	$131,951	146,255	93,036	(14,304)	53,219
Cost of trade sales	(127,623)	(130,366)	(83,563)	2,743	(46,803)
Gross margin	4,328	15,889	9,473	(11,561)	6,416
Interest expense	(3,588)	(1,830)	(615)	(1,758)	(1,215)
Selling, general and administrative expenses	(17,077)	(15,857)	(11,735)	(1,220)	(4,122)
Total operating loss	(16,337)	(1,798)	(2,877)	(14,539)	1,079
Other expense	(57)	—	(3)	(57)	3
Foreign exchange gain (loss)	950	812	(692)	138	1,504
Loss before income taxes	$(15,444)	(986)	(3,572)	(14,458)	2,586
Gross margin percentage	3.28%	10.86%	10.18%	(7.58)%	0.68%
SG&A as a percent of trade sales	12.94%	10.84%	12.61%	2.10%	(1.77)%
Expenditures for property and equipment	$1,653	3,099	2,118	(1,446)	981
Depreciation and amortization	$3,344	3,037	1,380	307	1,657
Debt accretion and amortization	$128	113	243	15	(130)
ASC 842 straight line rent adjustments	$375	347	87	28	260

Renin’s loss before income taxes for the year ended December 31, 2022 compared to the same 2021 period increased by $14.5 million primarily due to the following:

●

A decline in Renin’s sales as compared to the same period in 2021 due to, among other things, (i) a decline in customer demand, (ii) backordered inventory resulting from supply chain disruptions, and (iii) one of Renin’s major customers discontinuing its purchase of certain products from Renin in late 2021;

●

A decrease in Renin’s gross margin percentage primarily as a result of (i) increased costs of shipping, raw materials and labor, (ii) delays in the implementation of price increases to certain customers, and (iii) sales of slow-moving inventory at cost;

●

An increase in interest expense associated with (i) an increase in interest rates from the modification of the TD Bank credit facility in May 2022, (ii) rising rates on Renin’s variable rate debt, and (iii) interest expense associated with BBX Capital’s loan to Renin; and

●

An increase in selling, general, and administrative expenses primarily due to (i) severance associated with a former executive, (ii) severance expenses related to the transition of various operations out of Renin’s facility in Montreal, Canada, and (iii) higher labor costs and professional fees.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

During the years ended December 31, 2022 and 2021, the Company recognized income before income taxes related to these other businesses of $1.0 million and $1.4 million, respectively, compared to a loss from continuing operations before income taxes of $2.9 million during the year ended December 31, 2020. During the year ended December 31, 2021, the Company reversed $0.3 million in rent expense as a result of rent abatements obtained by the restaurant located in South Florida due to the effects of the COVID-19 pandemic on its operations.

In February 2023, the Company sold substantially all of the assets of its insurance agency business, although the entity will continue to provide risk management advisory services to the Company and its affiliates, including Bluegreen Vacations.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

●	BBX Capital’s corporate general and administrative expenses;
●	Interest income on the note receivable from Bluegreen Vacations;
●	Interest income on interest-bearing cash accounts; and
●	Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2022, 2021, and 2020 were $22.5 million, $15.1 million, and $15.9 million, respectively. During the years ended December 31, 2022, 2021 and the three months ended December 31, 2020, BBX Capital’s corporate general and administrative expenses consisted of the actual costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, while BBX Capital’s corporate general and administrative expenses for the periods through September 30, 2020 consisted primarily of an allocation of the cost of services provided by Bluegreen Vacations to the Company for these support functions, most of which were transferred to BBX Capital in connection with the spin-off from Bluegreen Vacations.

The increase in corporate general and administrative expenses for the year ended December 31, 2022 compared to the 2021 period primarily reflects higher executive compensation, including $3.4 million in share based compensation expense from restricted stock awards granted in January 2022, and rent expense associated with the Company’s new corporate headquarters that opened in late 2021.

Interest Income

BBX Capital’s interest income for the year ended December 31, 2022  was $4.1 million and includes (i) $3.0 million of interest income on its note receivable from Bluegreen Vacations, (ii) $0.2 million of interest income from short-term investments, (iii) the elimination of interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR, and (iv) the elimination of interest income recognized by the Company relating to the credit facility provided to Renin. BBX Capital’s interest income for the year ended December 31, 2021 and 2020 was $4.6 million and $1.2 million, respectively, which includes $4.5 million and $1.1 million, respectively, of interest income from its note receivable from Bluegreen Vacations.

(Provision) Benefit for Income Taxes

The Company’s effective income tax rate was approximately 35%, 27%, and 19% during the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation, the impact of state income taxes and an increase in the Canadian valuation allowance. The provision for income taxes was different than the expected federal income tax rate of 21% during the year ended December 31, 2021 primarily due to the impact of state income taxes and an increase in the Canadian valuation allowance. The difference for the year ended December 31, 2020 was due to the impact of nondeductible executive compensation and state income taxes.

Net Income Attributable to Noncontrolling Interests

Redeemable Noncontrolling Interest

During the period from January 1, 2020 to September 22, 2020, the Company’s consolidated financial statements included the results of operations and financial position of IT’SUGAR, a majority-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR during such periods. The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $4.1 million for the period from January 1, 2020 to September 22, 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to that date. For the years ended December 31, 2022, 2021 and 2020, the net income attributable to the redeemable noncontrolling interest in IT’SUGAR was $20,000, $0.1 million and ($4.1 million), respectively.

Other Noncontrolling Interests

Other noncontrolling interests included in the Company’s consolidated statements of operations and comprehensive income (loss) as of December 31, 2022, 2021, and 2020 include (i) a noncontrolling equity interest in a restaurant the Company acquired through foreclosure and (ii) noncontrolling interests in IT’SUGAR FL II, LLC from October 2021 through December 2022. In December 2022, the Company acquired the noncontrolling interests in IT’SUGAR FL II, LLC.

During the years ended December 31, 2022, 2021, and 2020, the net income (loss) to the noncontrolling interests was ($0.4 million), $14,000, and ($0.7 million), respectively.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities	$36,336	37,828	(6,183)
Cash flows provided by (used in) investing activities	578	36,785	(52,399)
Cash flows (used in) provided by financing activities	(27,628)	(45,955)	127,682
Net increase in cash, cash equivalents and restricted cash	$9,286	28,658	69,100
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$128,331	119,045	90,387

Cash Flows from Operating Activities

The Company’s cash provided by operating activities decreased by $1.5 million during the year ended December 31, 2022 compared to the same period in 2021 primarily due to lower sales of real estate inventory by BBXRE and higher operating losses at Renin, partially offset by higher operating distributions from unconsolidated real estate joint ventures.

The Company’s cash provided by operating activities increased by $44.0 million during the year ended December 31, 2021 compared to the same period in 2020 primarily due to higher sales of real estate inventory by BBXRE, higher operating distributions from unconsolidated real estate joint ventures, and lower operating losses at BBX Sweet Holdings, partially offset by cash used in Renin’s operating activities, including inventory purchases. The decrease in operating losses at BBX Sweet Holdings during the 2021 period compared to the 2020 period was primarily the result of operating losses incurred by IT’SUGAR during the 2020 period as a result of the impact of the COVID-19 pandemic on its operations.

Cash Flows from Investing Activities

Cash provided by investing activities decreased by $36.2 million during the year ended December 31, 2022 compared to the same period in 2021 primarily due to the purchase of $34.0 million of marketable securities in the 2022 period, the receipt of a $25.0 million partial prepayment of the note receivable from Bluegreen Vacations in the 2021 period, $7.5 million of lower distributions from unconsolidated real estate joint ventures, and $6.9 million of cash acquired in connection with the consolidation of IT’SUGAR in the 2021 period, partially offset by $21.2 million of proceeds from the maturity of marketable securities, and a $23.5 million increase in proceeds from the sale of real estate held-for-sale.

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

Cash Flows from Financing Activities

Cash used in financing activities decreased by $18.3 million during the year ended December 31, 2022 compared to the same period in 2021, which was primarily due to $20.5 million of lower repurchases of Class A and Class B Common Stock during the 2022 period, partially offset by higher distributions to noncontrolling interest associated with IT'SUGAR's acquisition of the noncontrolling interests in IT'SUGAR FL II, LLC.

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

Commitments

As of December 31, 2022, the Company’s material commitments primarily included the required payments due on notes payable and other borrowings and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s noncancelable operating leases by period due date as of December 31, 2022 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$7,509	29,259	440	1,591	(256)	38,543
Noncancelable operating leases	24,851	42,111	31,250	48,568	—	146,780
Purchase an additional 40% interest in the Altman Companies (3)	8,110	—	—	2,400	—	10,510
Total contractual obligations	40,470	71,370	31,690	52,559	(256)	195,833
Interest Obligations (2)(4)
Notes payable and other borrowings	3,050	4,421	138	1,214	—	8,823
Total contractual interest	3,050	4,421	138	1,214	—	8,823
Total contractual obligations	$43,520	75,791	31,828	53,773	(256)	204,656

(1)	The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.
(2)

Obligations under Renin’s TD Bank credit facility are presented based on the scheduled principal payments and stated maturity date of October 2025, as amended by the amendment to the loan agreement executed in February 2023.

(3)

The $8.1 million represents the amount paid by BBXRE in January 2023 for a 40% interest in the Altman Companies, which reflects the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement of the Altman Companies, the final working capital adjustment amount will be determined by BBXRE and Mr. Altman following the closing and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE. The $2.4 million represents the amount owed to Mr. Altman relating to the purchase of the remaining 10% in the Altman Companies in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies or November 30, 2028.

(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate as of December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash, cash equivalents, and short-term investments of approximately $145.4 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to, inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been (i) its available cash, cash equivalents, and short-term investments, (ii) distributions from unconsolidated real estate joint ventures, and (iii) proceeds received from sales of real estate.  In addition to these sources of liquidity, the Company expects to receive quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off of the Company. The original principal amount of the note was $75.0 million; however, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance, reducing the outstanding balance to $50.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events, and Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities, including the potential repurchase of common stock. However, as discussed above, management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of inflationary trends, higher interest rates, and general economic conditions and, may make a determination that it will not provide additional funding or capital to its subsidiaries.

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock under this repurchase program at an average per share purchase price of $9.27, including fees. The Company remained authorized under the repurchase program to purchase up to $13.9 million of shares of the Company's Class A and Class B Common Stock as of December 31, 2022.

BBX Capital Real Estate

The Altman Companies

Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities.

On January 31, 2023, BBXRE closed on the acquisition of an additional 40% equity interest in the Altman Companies from Mr. Joel Altman for $8.1 million, reflecting a base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement of the Altman Companies. Pursuant to the terms of the operating agreement, the final working capital adjustment amount will be determined by BBXRE and Mr. Altman following the closing and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE. In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of this acquisition, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the  $2.4 million payment for the remaining 10% equity interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028. Under the terms of the agreement between the parties, Mr. Altman will continue to invest in development joint ventures originated by the Altman Companies, and if Mr. Altman does not invest in certain additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE through the Altman Companies will primarily be through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. As previously discussed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies expects to incur predevelopment expenditures in 2023 in order to identify new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline. As a result, BBXRE currently anticipates that it will invest in excess of $10.0 million in the Altman Companies and certain related joint ventures during the year ended December 31, 2023 for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects, and other than contributions to certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE does not currently expect to invest material amounts in the managing member of new development joint ventures during the year ended December 31, 2023 based on its current pipeline of new potential development projects. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics Properties

BBXRE currently expects that it may invest in excess of $10.0 million in its logistics real estate division during the year ended December 31, 2023 for investments in new developments, predevelopment expenditures, and ongoing operating costs.

If the division commences the development of warehouse and logistics facilities, BBXRE expects that it will seek to develop such projects through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. While there is no assurance that this will be the case, if joint ventures are formed to invest in projects, BBXRE expects that it will be reimbursed for all or a portion of its previously incurred predevelopment expenditures by such ventures. Further, in the event that BBXRE closes on development financing for such projects, BBXRE expects that (i) it would be required to contribute at least $5.0 million to a wholly-owned subsidiary that will provide guarantees on the indebtedness for the funded projects and (ii) such cash would be restricted from being utilized in BBXRE’s other operations.

BBXRE has entered into agreements to acquire five land parcels for the purpose of developing logistics facilities for an aggregate purchase price of approximately $58.0 million. BBXRE completed due diligence on two of these parcels, which have an aggregate purchase price of approximately $35.0 million, and paid nonrefundable deposits totaling $1.5 million on these parcels, although the deposit on one of these parcels is contingently refundable if BBXRE is unable to obtain entitlements for the development. The agreements for the remaining three parcels are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods. As indicated above, if BBXRE moves forward with any or all of these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and, in such case, it will assign the agreements to the applicable joint ventures. Accordingly, if BBXRE moves forward with any or all of these projects, BBXRE expects that it would fund a portion of the land and development costs as the managing member and would seek third party debt and equity financing for the remainder of such costs.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $15.0 million of capital expenditures during the year ended December 31, 2023 to fund construction costs associated with new retail locations and the expansion of existing retail locations.

Renin

During the years ended December 31, 2022 and 2021, BBX Capital provided funds to Renin at various times to provide additional liquidity for working capital, make partial prepayments on Renin’s term loan with TD Bank, and fund certain one-time expenditures, including payments to settle a dispute with a supplier and costs related to the transition of operations from facility in Montreal, Canada to its other facilities.

As of December 31, 2022, the aggregate amount outstanding under Renin's TD Bank credit facility was $34.5 million, and in February 2023, BBX Capital made a $7.0 million capital contribution to Renin in order to fund a $2.5 million partial prepayment of Renin's term loan with TD Bank and to provide additional liquidity for working capital requirements. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of December 31, 2022, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Commercial Bank (“TD Bank”) Credit Facility.  Renin has a credit facility with TD Bank that includes a $14.8 million term loan (the “Term Loan”) and a revolving operating loan of up to $24.0 million (which amount was decreased as described below) (the “Operating Loan”), both of which mature in October 2025. As of December 31, 2022, the outstanding amounts under the term loan and revolving credit facility were $14.7 million and $19.8 million, respectively, with effective interest rates of 8.92% and 8.98%, respectively. As Renin was out of compliance with the financial covenants under its credit facility with TD Bank as of December 31, 2022, Renin’s line of credit under the facility had no contractually committed availability as of December 31, 2022.

As previously described, Renin’s credit facility was amended in July 2021, November 2021, May 2022 and February 2023. As a result of such amendments, the availability under the Operating Loan was increased from $20.0 million to $24.0 million through December 31, 2022 and decreased to $22.0 million in February 2023. As of December 31, 2023, the availability under the line of credit will revert to $20.0 million and any amounts outstanding in excess of $20.0 million must be repaid by Renin. In addition, the February 2023 amendment to the credit facility, (i) adjusted the required minimum levels of specified operating results through December 31, 2023 beginning in January 2023 (ii) redefined the Total Leverage Ratio financial covenant and waived compliance with this covenant until January 1, 2024, (iii) waived the Fixed Charge Coverage Ratio financial covenant until January 1, 2024 and (iv) amended the modification period to December 31, 2023. The amendment also reduced the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 2.875% per annum, (ii) the United States Base Rate plus a spread of 2.50% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.375% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Further, the February 2023 amendment prohibits Renin from making distributions to BBX Capital through December 31, 2023. On January 1, 2024, the financial covenants under the facility and Renin’s ability to make distributions to BBX Capital will revert to the requirements under the facility prior to the amendments in 2021.

LOCS Credit Facility. In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2022, the outstanding amount under the credit facility was $2.3 million, and the effective interest rate was 8.0%.

IT'SUGAR Credit Facility.  In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR credit facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR credit facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum. or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE pledged a $5.0 million certificate of deposit at Regions Bank to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are described in further detail in Item 8 – Note 15 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of December 31, 2022 and 2021, the Company’s investments in these joint ventures totaled $49.4 million and $53.0 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in further detail in Item 8 – Note 15 of this Annual Report on Form 10-K, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

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

Revenue Recognition - Variable Consideration on Trade Sales and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to homebuilders. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, and incentives are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Evaluating Goodwill for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company’s goodwill as of December 31, 2022 was $18.4 million consisting of $4.1 million and $14.3 million of goodwill in the Renin and BBX Sweet Holdings reporting units, respectively.

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

During the three months ended June 30, 2022, the Company concluded that inflationary pressures, the recent decline in market valuations, increases in interest rates, a decline in consumer demand, the current economic and geopolitical environment, and the increased likelihood of a recessionary environment in the foreseeable future, when combined with the ongoing nature of Renin’s margin compression and recent decline in customer demand, indicated that it was necessary to quantitatively test whether the fair value of the Renin reporting unit had declined below its carrying amount as of June 30, 2022. As a result, the Company quantitatively tested Renin’s goodwill for impairment by estimating the fair value of the Renin reporting unit as of June 30, 2022 and concluded that its goodwill was not impaired, as the estimated fair value of the Renin reporting unit was in excess of the carrying amount of the reporting unit.

The Company performed its annual goodwill impairment test as of December 31, 2022 and 2021 and determined that its goodwill was not impaired.

Due to the uncertainties associated with such evaluations, changes in the assumptions could have a materially effect on such estimates, particularly in light of the ongoing disruptions and uncertainty in the U.S. and global economics and global supply chains. In particular, the Company’s estimated fair value of the Renin reporting unit included, among other things, various assumptions related to the impact of disruptions and uncertainty in the U.S. and global economies and global supply chains on Renin’s operations, and the estimate of the fair value of Renin under the discounted cash flow methodology assumed that the supply chain disruptions and material shortages that are currently having a negative impact on Renin’s gross margins will be resolved by the end of 2023. If the ongoing supply chain disruptions and material shortages are not resolved within the anticipated timeframes or customer demand is materially impacted by current economic conditions, the estimated fair value of the Renin reporting unit may continue to decline, and the Company may be required to record goodwill impairment charges in future periods. Similarly, with respect to IT’SUGAR, the Company estimates that i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future, ii) IT’SUGAR will ultimately be able implement its long-term strategy to reinvest in and grow its business, and iii) IT’SUGAR will be able to manage supply chain and cost pressures through price increases.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, and real estate held-for-investment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. The Company determined that its long-lived assets were not impaired as of December 31, 2022 and 2021. The Company recognized impairment losses of $5.4 million during the year ended December 31, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets. The Company’s property and equipment, operating lease assets and definite-lived intangible asset balances were $35.1 million, $110.1 million and $29.4 million as of December 31, 2022, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is equity price risk, interest rate risk and commodity price risk.

Market risk associated with the Company’s real estate assets consists primarily of equity pricing risk and secondarily interest rate risk. The Company’s real estate assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and real estate inventory. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate. As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin and to a lesser extent an IT'SUGAR store location in Canada. Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of December 31, 2022, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

The market price of BBX Capital’s Class A Common Stock and Class B Common are important to the valuation and financing capability of BBX Capital.

The Company is affected by changes in interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.

As of December 31, 2022, the Company had fixed interest rate debt of approximately $2.0 million and floating interest rate debt of approximately $36.8 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or Secured Overnight Financing Rate ("SOFR") rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. In the event of tightened credit markets, there may be a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. Additionally, the Company also relies upon debt financing to fund a significant portion of the development costs of real estate development projects. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets resulting from U.S. Federal Reserve policies, or in connection with the COVID-19 pandemic may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Furthermore, while increases in real estate construction and development costs, as well as the operating costs of real estate assets, may result in increases in rental rates and real estate sales prices, rental rates and sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand for housing and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Fort Lauderdale, Florida

March 15, 2023

BBX Capital, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$127,581	118,045
Restricted cash	750	1,000
Securities available for sale, at fair value	18,548	5,552
Trade accounts receivable, net	19,665	29,899
Trade inventory	48,866	41,895
Real estate ($4,443 in 2022 and $7,679 in 2021 held for sale)	12,345	22,868
Investments in and advances to unconsolidated real estate joint ventures	49,415	52,966
Note receivable from Bluegreen Vacations Holding Corporation	50,000	50,000
Property and equipment, net	35,140	30,611
Goodwill	18,414	18,414
Intangible assets, net	29,405	31,982
Operating lease assets	110,082	90,639
Deferred tax asset, net	4,259	3,776
Contingent purchase price receivable	16,918	19,925
Other assets	21,453	15,783
Total assets	$562,841	533,355
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$17,607	12,980
Accrued expenses	34,985	33,136
Other liabilities	5,922	5,002
Operating lease liabilities	126,842	103,262
Notes payable and other borrowings	38,543	54,883
Total liabilities	223,899	209,263
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interest	4,414	1,144
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,629,613 in 2022 and 11,803,842 in 2021	106	118
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,723,932 in 2022 and 3,671,437 in 2021	37	37
Additional paid-in capital	312,978	310,588
Accumulated earnings	20,358	9,226
Accumulated other comprehensive income	823	1,836
Total shareholders' equity	334,302	321,805
Noncontrolling interests	226	1,143
Total equity	334,528	322,948
Total liabilities and equity	$562,841	533,355

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Trade sales	$280,125	238,078	147,210
Sales of real estate inventory	27,794	65,479	20,363
Interest income	5,993	6,413	2,399
Net gains on sales of real estate assets	24,289	643	255
Other revenue	3,844	2,984	3,002
Total revenues	342,045	313,597	173,229
Costs and expenses:
Cost of trade sales	213,721	185,146	127,028
Cost of real estate inventory sold	11,463	29,690	13,171
Interest expense	2,399	1,439	237
Recoveries from loan losses, net	(4,835)	(7,774)	(8,876)
Impairment losses	549	38	30,772
Selling, general and administrative expenses	116,215	76,014	65,972
Total costs and expenses	339,512	284,553	228,304
Operating income (losses)	2,533	29,044	(55,075)
Equity in net earnings of unconsolidated real estate joint ventures	38,414	18,154	465
Loss on the deconsolidation of IT'SUGAR, LLC	—	—	(3,326)
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—
Other income	964	341	290
Foreign exchange gain (loss)	880	812	(692)
Income (loss) before income taxes	42,791	64,241	(58,338)
(Provision) benefit for income taxes	(15,149)	(17,175)	11,248
Net income (loss)	27,642	47,066	(47,090)
Net loss (income) attributable to noncontrolling interests	378	(155)	4,803
Net income (loss) attributable to shareholders	$28,020	46,911	(42,287)

Basic earnings (loss) per share	$1.81	2.63	(2.19)
Diluted earnings (loss) per share	$1.81	2.63	(2.19)
Basic weighted average number of common shares outstanding (1)	15,471	17,840	19,318
Diluted weighted average number of common shares outstanding (1)	15,508	17,840	19,318
Net income (loss)	$27,642	47,066	(47,090)
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(103)	3	35
Foreign currency translation adjustments	(911)	3	241
Other comprehensive (loss) income, net	(1,014)	6	276
Comprehensive income (loss), net of tax	26,628	47,072	(46,814)
Comprehensive loss (income) attributable to noncontrolling interests	378	(155)	4,803
Comprehensive income (loss) attributable to shareholders	$27,006	46,917	(42,011)

(1) For periods prior to the spin-off on September 30, 2020, the number of shares is based on the shares issued in connection with the spin-off. See Note 1 for further discussion.

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2022

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

For Each of the Years in the Three Year Period Ended December 31, 2022

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

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2022

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other
	Class		Class		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $20 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	28,020	—	(398)	27,622
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
Other comprehensive loss	—	—	—	—	—	—	(1,013)	(1)	(1,014)
Acquisition of noncontrolling interests	—	—	—	—	(958)	—	—	(282)	(1,240)
Distributions of noncontrolling interests	—	—	—	—	—	—	—	(288)	(288)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(3,166)	—	—	(3,166)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	191	68	2	—	(2)	—	—	—	—
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(54)	(11)	(1)	—	(1)	(517)	—	—	(519)
Purchase and retirement of common stock from tender offer	(1,200)	—	(12)	—	—	(12,132)	—	—	(12,144)
Purchase and retirement of common stock	(116)	—	(1)	—	—	(1,073)	—	—	(1,074)
Share-based compensation	—	—	—	—	3,351	—	—	—	3,351
Balance at December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$27,642	$47,066	$(47,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recoveries from loan losses, net	(4,835)	(7,774)	(8,876)
Depreciation, amortization and accretion	10,663	7,329	6,532
Net gains on sales of real estate and property and equipment	(24,401)	(696)	(255)
Equity in net earnings of unconsolidated real estate joint ventures	(38,414)	(18,154)	(465)
Return on investment in unconsolidated real estate joint ventures	45,107	20,573	4,910
Loss on the deconsolidation of IT'SUGAR, LLC	—	—	3,326
Gain on the consolidation of IT'SUGAR, LLC	—	(15,890)	—
Impairment losses	549	38	30,772
Share-based compensation expense	3,397	—	—
(Recovery) provision for excess and obsolete inventory	(2,389)	2,340	712
Changes in operating assets and liabilities:
Deferred income tax asset, net	(483)	3,648	(4,737)
Trade receivables	10,234	192	(7,975)
Trade inventory	(4,582)	(9,838)	(3,957)
Real estate inventory	4,068	25,879	3,482
Operating lease asset and operating lease liability	1,820	1,944	(621)
Contingent purchase price receivable	3,007	(16,990)	(1,658)
Other assets	(1,018)	4,701	(5,144)
Accounts payable	4,093	(51)	(1,253)
Due/from to Bluegreen Vacations	—	—	(1,362)
Accrued expenses	1,849	(6,161)	27,668
Other liabilities	29	(328)	(192)
Net cash provided by (used in) operating activities	36,336	37,828	(6,183)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	11,727	19,243	7,567
Investments in unconsolidated real estate joint ventures	(12,982)	(16,618)	(14,276)
Loan funding to IT'SUGAR, LLC, net	—	222	(3,947)
Purchases of securities available for sale, at fair value	(34,032)	—	(5,000)
Redemptions of securities available for sale	21,172	—	—
Proceeds from repayment of loans receivable	5,079	8,844	9,296
Proceeds from repayment of Bluegreen Vacations note receivable	—	25,000	—
Proceeds from sales of real estate held-for-sale	27,282	2,439	2,608
Proceeds from sales of property and equipment	2,741	—	—
Additions to real estate held-for-sale and held-for-investment	(656)	(565)	(91)
Purchases of property and equipment	(14,739)	(8,526)	(5,345)
Cash acquired in the consolidation of IT'SUGAR, LLC	—	6,909	—
Cash paid for acquisition, net of cash received	—	—	(42,133)
Decrease in cash from other investing activities	(5,014)	(163)	(1,078)
Net cash provided by (used in) investing activities	578	36,785	(52,399)

(Continued)

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Financing activities:
Repayments of notes payable and other borrowings	(15,804)	(22,096)	(16,459)
Proceeds from notes payable and other borrowings	3,355	9,359	50,136
Purchase and retirement of Class A and Class B Common Stock	(1,074)	(22,835)	—
Purchase and retirement of Class A Common Stock from tender offers	(12,144)	(11,431)	—
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(519)
Payments for debt issuance costs	—	—	(216)
Contributions from noncontrolling interests	86	1,048	—
Acquisition of noncontrolling interests	(1,240)	—	—
Distribution to noncontrolling interests	(288)	—	(54)
Net transfers from Bluegreen Vacations	—	—	94,275
Net cash (used in) provided by financing activities	(27,628)	(45,955)	127,682
Increase (decrease) in cash, cash equivalents and restricted cash	9,286	28,658	69,100
Cash, cash equivalents and restricted cash at beginning of period	119,045	90,387	21,287
Cash, cash equivalents and restricted cash at end of period	$128,331	119,045	90,387

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,025	2,503	—
Income taxes paid	14,953	10,628	330
Supplementary disclosure of non-cash investing and financing activities:
Bluegreen Vacations Holding Corporation note receivable	—	—	75,000
Construction funds receivable transferred to real estate	450	861	—
Increase in other assets upon issuance of Community Development District Bonds	—	—	827
Assumption of Community Development District Bonds by homebuilders	4,257	6,684	4,170
Operating lease assets obtained in exchange for new operating lease liabilities	40,046	32,867	4,721
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	127,581	118,045	90,037
Restricted cash	750	1,000	350
Total cash, cash equivalents and restricted cash	$128,331	119,045	90,387

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

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of Bluegreen Vacations Holding Corporation (“Bluegreen Vacations”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or "BBXSH"), and Renin Holdings, LLC (“Renin”). On September 30, 2020, Bluegreen Vacations completed a spin-off which separated Bluegreen Vacations’ business, activities, and investments into two separate, publicly-traded companies: (i) Bluegreen Vacations, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of Bluegreen Vacations’ other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which currently owns over 90% of IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by Bluegreen Vacations to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, Bluegreen Vacations ceased to have an ownership interest in the Company, and Bluegreen Vacations’ shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BBX Capital was converted from a Florida limited liability company into a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc.  In addition, in connection with the spin-off, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the outstanding balance to $50.0 million.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Principal Investments

The Company’s principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities. As further described in Note 3, in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In addition, BBX Capital Real Estate manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida.

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

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. In October 2020, Renin acquired substantially all of the assets and assumed certain of the liabilities of Colonial Elegance, a supplier and distributor of building products headquartered in Montreal, Canada. Colonial Elegance’s products included barn doors, closet doors, and stair parts, and its customers included big box retailers in the United States and Canada which were complementary to and expanded Renin’s existing customer base.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates, including Bluegreen Vacations, and previously acted as an insurance agent for the Company, its affiliates, and other third parties.  In February 2023, the entity sold substantially all of the assets of its insurance agency business, although it will continue to provide risk management advisory services to the Company and its affiliates, including Bluegreen Vacations.

Impact of Current Economic Issues and the COVID-19 Pandemic

Economic trends in the U.S. and global economies and the industries in which the Company operates, have impacted the Company by contributing to (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) employee absenteeism and a general labor shortage, and (iv) increased economic uncertainty. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant cash balances. As of December 31, 2022, the Company’s consolidated cash balances were $127.6 million.

Current inflationary and economic trends have and may continue to adversely impact our results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country, worsened supply chain issues with the potential of further exacerbating inflationary trends. It is possible that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration as a result of monetary policies addressing inflationary trends and for other reasons. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

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

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels during fiscal 2021, IT’SUGAR increased the inventory levels at its retail locations in 2022 in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely which  may among other things result in inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

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

Due to the deconsolidation of IT’SUGAR in September 2020 as a result of its bankruptcy filings and the Company’s reconsolidation of IT’SUGAR’s subsequent to its emergence from bankruptcy in June 2021, the Company’s consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for the year ended December 31, 2020 and 2021, respectively, do not include IT’SUGAR’s results of operations from September 22, 2020 to December 31, 2020 and from January 1, 2021 to June 16, 2021, respectively. The Company’s consolidated statement of operations and comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended December 31, 2022 include IT’SUGAR’s results of operations for the entirety of the period presented, and the Company's statements of financial condition as of December 31, 2022 and 2021 include IT’SUGAR’s consolidated assets and liabilities.

The Company’s consolidated statement of operations and comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended December 31, 2020 reflect the combined financial statements of the Company for the period from January 1, 2020 to September 30, 2020 (the period prior to the spin-off from Bluegreen Vacations), which have been derived from the accounting records of Bluegreen Vacations and do not necessarily reflect what the results of operations or cash flows would have been had the Company been a separate entity.

For the period from January 1, 2020 to September 30, 2020 (the period prior to the spin-off from Bluegreen Vacations), the majority of the revenues, expenses, and cash flows of the Company have been identified based on the legal entities included in the spin-off transaction. However, the historical costs and expenses reflected in the consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for the period prior to the spin-off includes an allocation for certain corporate and shared service functions that were historically provided by Bluegreen Vacations prior to the spin-off. These expenses have been allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of the combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. However, the allocation of corporate expenses excludes costs specific to the spin-off and the acceleration of compensation expense in connection with the spin-off. The Company believes that the assumptions underlying the consolidated financial statements for the period prior to the spin-off, including the assumptions regarding the allocation of general corporate expenses from Bluegreen Vacations, are reasonable. However, the consolidated statements for the period prior to the spin-off may not include all of the actual expenses that would have been incurred had the Company been operating as a standalone company. Actual costs that would have been incurred if the Company operated as a standalone company would depend on multiple factors, including organizational structure, technology infrastructure, and strategic direction. In addition, following the spin-off on September 30, 2020, the Company also incurred additional costs associated with being a public company that are not reflected in the above statements for the period prior to the spin-off.

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

Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, a possible recession, and the COVID-19 pandemic, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Reclassifications -

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2022. Marketable investment securities totaling $4.6 million and $0.9 million of  community development district bonds were reclassified from other assets to securities available for sale in the statement of financial condition as of December 31, 2021 to conform to the revised financial presentation for 2022. The reclassifications had no impact on the Company’s statements of operations and comprehensive income.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits, money market instruments and treasury securities that typically have original maturities at the date of purchase of three months or less. Restricted cash consists primarily of cash subject to contractual restrictions. Cash and cash equivalents are maintained at various financial institutions located throughout the United States and Canada in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Revenue Recognition

Trade sales – Revenue is recognized on trade sales as follows:

●

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

●	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.
●	Sales and other taxes imposed by governmental authorities that are collected by the Company from customers are excluded from revenue or the transaction price.
●	Shipping and handling activities that occur after the control of goods is transferred to a customer are accounted for as fulfillment activities instead of a separate performance obligation.
●

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

Other revenue – Other revenue is primarily comprised of rental income from properties under short-term operating leases, income from the operations of a golf course acquired in connection with a loan foreclosure, and insurance commissions earned from insurance carriers. Rental income is recognized as rents become due, and rental payments received in advance are deferred until earned.

Marketable Investment Securities – Marketable investment securities are classified as held to maturity, available for sale, or trading depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held to maturity and are stated at cost, net of unamortized premiums and unaccreted discounts. Debt securities designated as held to maturity with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents in the Company’s statements of financial condition.

Debt securities not held to maturity are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss).

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in the consolidated statements of operations in other income.

For securities classified as held to maturity, management must estimate expected credit losses over the remaining expected life and recognize this estimate as an allowance for credit losses. Debt securities that are available for sale are analyzed quarterly for credit losses. The analysis is performed on an individual security basis for all securities where fair value has declined below amortized cost.

Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method.

Trade Accounts Receivables and Allowance for Expected Credit Losses – Trade accounts receivable are stated at the amounts billed to customers for sale of goods or services with a contractual maturity of one year or less. The Company provides an allowance for expected credit losses. This allowance is based on a review of outstanding receivables and historical collection information and an evaluation of both existing economic conditions and reasonable and supportable forecasts of future economic conditions impacting the Company’s customers. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice (based on terms) and are considered delinquent after 30 days past the due date. These delinquent receivables are monitored and are charged to the allowance for expected credit losses based on an evaluation of individual circumstances of the customer. Account balances are written off after collection efforts have been made and the potential recovery is considered remote.

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

In valuing inventory, the Company makes assumptions regarding write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration, and write-downs are recorded where appropriate. Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the write-down. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting potentially obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are written down in an amount equal to 100% of the cost of such inventory. We review these assumptions regularly for all of our inventories which include sales demonstration and service inventories.

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Expenditures for capital improvements are generally capitalized, while the ongoing costs of owning and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statements of operations and comprehensive income.

Investments in and Advances to Unconsolidated Real Estate Joint Ventures - The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

The Company recognizes its share of earnings or losses from certain equity method investments based on the hypothetical liquidation at book value method. Under this method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. This method is used to calculate the Company’s share of earnings or losses from equity method investments when the contractual cash disbursements to the investors are different than the investors’ stated ownership percentage.

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

Property and Equipment, net – Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 to 5 years for computer equipment and software, 5 years for furniture and fixtures, and 7 to 10 years for manufacturing equipment. The cost of leasehold improvements is depreciated using the straight-line method over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for new property, leasehold improvements, and equipment, as well as major renewals and betterments, are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposal of property and equipment are reflected in current operations in selling, general and administrative expenses.

Goodwill – The Company recognizes goodwill upon the acquisition of a business when the fair values of the consideration transferred and any noncontrolling interests in the acquiree are in excess of the fair value of the acquiree’s identifiable net assets. The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. Each period and for each reporting unit the Company can elect to first assess qualitatively whether it is necessary to perform goodwill impairment testing. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of any reporting unit containing goodwill is less than its carrying amount, the quantitative goodwill impairment test is unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, the Company will perform the quantitative goodwill impairment test.

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

The Company generally applies an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of its reporting units. The estimated fair values obtained from the income and market approaches are compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s discounted cash flow methodology establishes an estimate of fair value by estimating the present value of the projected future cash flows to be generated from a reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally uses a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are generally the terminal value, the discount rate, and the forecast of future cash flows. The guideline public company methodology establishes an estimate of fair value based upon the trading prices of publicly traded companies that are similar to the applicable reporting unit, while the guideline transaction methodology establishes an estimate of fair value based on acquisitions of companies that are similar to the applicable reporting unit. Under these methods, the Company develops multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) based upon the indicated enterprise value, revenues, and EBITDA of the guideline companies and makes adjustments to such multiples based on various considerations, including the financial condition, operating performance, and relative risk of the guideline companies. The adjusted multiples are then applied to the revenues and EBITDA of the reporting unit to develop an estimated fair value of the reporting unit. Depending on the facts and circumstances applicable to the reporting unit and the guideline companies, the Company may place greater emphasis on the income or market approach to determine its best estimate of fair value.

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

Income Taxes – Subsequent to September 30, 2020, BBX Capital and its subsidiaries in which it owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than in Florida, BBX Capital and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which BBX Capital owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return. Prior to September 30, 2020, the Company was a wholly owned subsidiary of Bluegreen Vacations, and its activities were included in Bluegreen Vacations’ tax return filings. While it was a wholly owned subsidiary of Bluegreen Vacations, the Company accounted for income taxes on a separate return basis.

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

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2022.

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

Advertising – The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income, were $1.6 million, $1.4 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share – Basic and diluted earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average shares outstanding. For period prior to the spin-off on September 30, 2020, the weighted average shares outstanding was based on the shares issued in connection with the spin-off, while for periods subsequent to spin-off, the shares outstanding was based on the actual weighted average number of shares outstanding.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

There were no accounting pronouncements adopted during the year ended December 31, 2022 and no recent Standards Updates issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company's operations.  The Company has adopted all relevant FASB pronouncements and guidance as of December 31, 2022

3. Acquisition

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

(1)

Identifiable intangible assets were comprised of $2.9 million, $18.7 million and $0.2 million associated with Colonial Elegance’s trademark, customer relationships, and noncompetition agreements, respectively. The identifiable intangible assets are amortized over their expected useful lives of 5 years for noncompetition agreements and 13 years for trademarks and customer relationships.

(2)

Includes an intangible asset of $1.7 million related to below market rents associated with the lease for a distribution facility that is expected to be recognized over the lease term of approximately seven years.

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

The following summarizes the Company’s methodologies for estimating the fair value of certain assets and liabilities associated with Colonial Elegance:

Trade Accounts Receivables

Trade accounts receivables were recorded at fair value using the cost approach. The inputs used were trade receivable balances, allowances, charge-offs, sales discounts and volume of returned merchandise. The cost approach was used for the valuation of trade accounts receivables due to their short maturities.

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

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the year ended December 31, 2020 as if the acquisition was completed on January 1, 2019 (in thousands):

	For the Year Ended December 31, 2020
	Unaudited Pro Forma	Actual
Trade sales	$188,146	147,210
(Loss) income from continuing operations before income taxes	$(55,619)	(57,947)
(Loss) income from continuing operations	$(45,035)	(46,703)
Net (loss) income attributable to shareholders	$(40,306)	(41,974)

The unaudited pro forma financial data for the year ended December 31, 2020 includes estimated interest expense of $1.5 million associated with borrowings used to fund the acquisition of Colonial Elegance.

The pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the acquisition date was January 1, 2019, nor does it purport to predict the Company’s results of operations for future periods.

Acquisition of The Altman Companies

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies. Pursuant to the operating agreement of the Altman Companies, BBXRE also agreed to acquire an additional 40% equity interest in the Altman Companies from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), at which time BBXRE would also acquire control and decision-making authority for all significant operating and financing decisions related to the Altman Companies as of and subsequent to the acquisition. Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million, at which time Mr. Altman would no longer serve as an employee of the Altman Companies and no longer have an equity interest in the Altman Companies. However, irrespective of BBXRE’s acquisition of additional equity interests in the Altman Companies, Mr. Altman is entitled to retain his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to BBXRE’s acquisition of such equity interests in the Altman Companies from Mr. Altman.

On January 31, 2023 (the “Acquisition Date”), BBXRE closed on the acquisition of the additional 40% equity interests in the Altman Companies for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount will be determined by BBXRE and Mr. Altman following the closing and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE.

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to new development projects commencing subsequent to the Acquisition Date:

●

With respect to certain proposed development projects in predevelopment, Mr. Altman will be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his ownership percentage in the Altman Companies was still 10% if the projects commence prior to the Final Payment Date.

●

With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures at closing, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if his ownership percentage in the Altman Companies was still 10%.

●

With respect to all other projects that commence prior to the Final Payment Date, Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if his relative ownership percentage in the Altman Companies was 10%. However, in such case, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which BBXRE will be entitled as the managing member.  If Mr. Altman does not invest in the managing member of additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE will have decision-making authority for all significant operating and financing decisions for any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of all development joint ventures that were originated prior to the Acquisition Date.

Accounting for BBXRE’s Investment in the Altman Companies and Related Investments

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date. Further, the Company has accounted for its investments in the managing member of development joint ventures that were originated prior to the Acquisition Date under the equity method of accounting, as BBXRE and Mr. Altman similarly shared decision-making authority for all significant operating and financing decisions related to the managing member of such joint ventures.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company will now consolidate the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, during the three months ended March 31, 2023, the Company will remeasure the carrying value of its current equity interests in the Altman Companies at fair value as of the Acquisition Date, with any resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income.

Further, as a result of the acquisition, the Company expects that it will also consolidate the managing member of any new development joint ventures that are sponsored and formed by the Altman Companies commencing as of and subsequent to the Acquisition Date. Further, while Joel Altman will generally retain his decision-making rights in the managing member of development joint ventures that were originated prior to the Acquisition Date, the Company is continuing to evaluate its accounting for its investments in such joint ventures as of and subsequent to the Acquisition Date under the applicable accounting guidance.

In addition, the Altman Companies owns 60% of the membership interests in Altman-Glenewinkel Construction (“AGC”), which generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by the Altman Companies. Pursuant to the operating agreement of AGC, the Altman Companies may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement, including a purchase price in one formula that is primarily calculated based on AGC’s working capital balance and a percentage of expected profits from current construction projects and is not calculated based on the estimated fair value of such interests. As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies and its ability to acquire the remaining 40% membership interests in AGC for an amount that is not calculated based on the estimated fair value of such interests, the Company is also continuing to evaluate the accounting for the Altman Companies’ investment in AGC as of Acquisition Date.

The initial accounting for BBXRE's acquisition of financial control of the Altman Companies was incomplete at the time the financial statements for the year ended December 31, 2022 were available to be issued due to the timing of the acquisition and the Company is therefore unable to disclose certain information required by ASC 805, including pro forma information. However, during the three months ended March 31, 2023, the Company expects to recognize goodwill based on the difference between (i) the fair values of the identifiable assets and liabilities of the Altman Companies at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s current equity interest and any noncontrolling interests in the Altman Companies at the acquisition date.

4. Securities Available for Sale, at Fair Value

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$13,080	11	—	13,091
Community Development District bonds	820	—	(7)	813
Corporate bonds	4,670	—	(26)	4,644
Total available-for-sale	18,570	11	(33)	18,548

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$—	—	—	—
Community Development District bonds	820	94	—	914
Corporate bonds	4,671	—	(33)	4,638
Total available-for-sale	5,491	94	(33)	5,552

All U.S. Treasury and federal agency securities and corporate bonds available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

5. Trade Accounts Receivables, net

The Company’s trade accounts receivables consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Trade accounts receivables	$19,735	30,124
Allowance for expected credit losses	(70)	(225)
Total trade accounts receivables	$19,665	29,899

6. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$9,130	8,545
Paper goods and packaging materials	2,185	1,777
Work in process	1,736	955
Finished goods	37,108	34,300
Total trade inventory	50,159	45,577
Inventory reserve	(1,293)	(3,682)
Total trade inventory, net	$48,866	$41,895

Renin reviews its slow-moving and obsolete inventory for potential write-downs on a quarterly basis. During the fourth quarter of 2021, Renin commenced a strategic initiative to exit and consolidate certain warehouse facilities, and as a result of this initiative, Renin determined that it would discount various slow-moving inventories to accelerate the sale of such inventories. As a result of this determination, Renin recognized a $2.4 million write-down on certain slow-moving inventories, which is included in cost of trade sales for the year ended December 31, 2021, in order to reflect such inventories at their estimated realizable value based upon the expected discounts necessary to sell the inventories within the desired timeframes.

7. Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Real estate held-for-sale	$4,443	7,679
Real estate held-for-investment	6,723	6,113
Real estate inventory	1,179	9,076
Total real estate	$12,345	22,868

During the years ended December 31, 2022, 2021, and 2020, the Company sold various real estate assets that were classified as held-for-sale. As a result of these sales, the Company recognized total net gains on sales of real estate of $24.3 million, $0.6 million, and $0.3 million, respectively, and received aggregate net proceeds of $27.3 million, $2.4 million, and $2.6 million, respectively. Included in the net gains on sales of real estate for the year ended December 31, 2022 was a gain of $23.0 million recognized upon the sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022. The vacant land was a legacy asset acquired by a predecessor of BBXRE and had a carrying value of approximately $0.4 million on the sale date.

The Company’s real estate inventory is primarily comprised of land and development costs related to BBXRE’s Beacon Lake Community development. During the year ended  December 31, 2022, BBXRE sold 146 single-family lots and 32 townhome lots in its Beacon Lake Community development, as compared to 299 undeveloped lots, 291 single-family lots, and 94 townhome lots during the year ended  December 31, 2021 and 157 single-family lots and 70 townhome lots during the year ended December 31, 2020. During the years ended December 31, 2022, 2021, and 2020, the Company recognized gross profits related to these sales of $16.3 million, $35.8 million, and $7.2 million, respectively.

Impairment Testing

As a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies that arose in 2020 as a result of, among other things, the COVID-19 pandemic and disruptions in global supply chains, as well as the rise in interest rates and inflationary pressures, the Company evaluated various factors, including asset-specific factors and overall economic and market conditions and concluded that there had not been a significant decline in the fair value of BBXRE's real estate assets during the years ended December 31, 2022, 2021, and 2020, respectively, that required the Company to recognize any material impairment losses. As part of this evaluation, the Company considered the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, sales at BBXRE’s single-family home developments, sales of its multifamily apartment communities, and appraisals of certain of its real estate held-for-sale and held-for-investment.

8. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of December 31, 2022, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. In addition, the Company owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

Investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2022	Ownership (1)	2021
Altis Grand Central	687	1.49%	730
Altis Ludlam Trail (2)	12,216	33.30	10,831
Altis Grand at The Preserve	—	33.30	194
Altis Little Havana	—	3.43	1,021
Altis Lake Willis Phase 1	850	1.23	437
Altis Lake Willis Phase 2	601	3.50	—
Altis Vineland Pointe	151	50.00	2,538
Altis Miramar East/West	—	5.00	2,878
Altis Grand at Suncoast	4,579	11.00	2,780
Altis Blue Lake	647	1.22	260
Altis Santa Barbara	433	3.50	—
Altra Kendall	5,670	13.70	—
The Altman Companies(3)	11,992	50.00	16,716
ABBX Guaranty	5,978	50.00	3,750
Bayview	—	50.00	1,308
Marbella	1,064	70.00	974
The Main Las Olas	1,117	3.41	1,990
Sky Cove	24	26.25	1,686
Sky Cove South	3,241	26.25	4,708
Other	165		165
Total	$49,415		$52,966

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
(3)

The investment in the Altman Companies includes $2.3 million of transaction costs that were incurred in connection with the formation of the joint venture. See additional information below in this Note 8 regarding the Company’s acquisition of its interest in the Altman Companies and the additional information in Note 3 regarding the Company's acquisition of the remaining 50% equity interest in the Altman Companies in January 2023.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that its real estate joint ventures are VIEs in which the Company is not the primary beneficiary, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusion that it is not the primary beneficiary of these entities is primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In certain joint ventures, the Company is not the operating manager and has limited protective rights under the operating agreements, while in other joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising control over such entities.

The Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $49.4 million as of December 31, 2022.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $2.0 million and $2.5 million as of December 31, 2022 and 2021, respectively, which includes (i) $2.3 million associated with the Company’s investment in the Altman Companies for both periods presented and (ii) $0.8 million and $1.2 million associated with the capitalization of interest on real estate development projects for the respective periods, partially offset by (iii) $1.0 million of impairments for both periods presented, as described below.

Equity in Net Earnings and Distributions of Certain Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2022, 2021, and 2020, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $38.4 million, $18.2 million, and $0.5 million, respectively.

Equity earnings for the year ended December 31, 2022 includes (i) $8.7 million and $14.0 million of equity earnings from the Altis Little Havana and Altis Miramar East/West joint ventures, respectively, which includes BBXRE’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities and (ii) $12.6 million of equity earnings from the Marbella joint venture, which includes BBXRE’s share of net income from the sale of single family homes by the venture. Equity earnings for the year ended December 31, 2022 also includes a net gain of $7.3 million recognized upon BBXRE’s sale of its equity interest in the Bayview joint venture to its joint venture partner.

Equity earnings for the year ended December 31, 2021 includes (i) $5.2 million and $5.0 million of equity earnings from the Altis Promenade and Altis Grand at Preserve joint ventures, respectively, which includes BBXRE’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities and (ii) $6.2 million of equity earnings from the Altis Grand Central joint venture, which reflects the recapitalization of its ownership interest in its multifamily apartment community.

Equity earnings for the year ended  December 31, 2020 includes $1.1 million and $0.8 million of equity earnings from the Altis Boca Raton and Altis Wiregrass joint ventures, respectively, which includes BBXRE’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities.

Altis Ludlam Trail Joint Venture

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis Ludlam Trail joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture are required to be paid to BBXRE on account of its preferred equity interest until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members, including the managing member in which BBXRE holds an interest. Further, BBXRE’s preferred interest is required to be redeemed by the joint venture for a cash amount equal to its preferred return and initial investment in December 2023, although the joint venture has the option to extend the redemption for three one-year periods, subject to certain conditions. As BBXRE’s preferred membership interest in the joint venture is mandatorily redeemable, the Company is accounting for its preferred interest in the joint venture as a loan receivable from the Altis Ludlam Trail joint venture, while the Company’s remaining investment in the managing member of the joint venture is being accounted for under the equity method of accounting. BBXRE’s preferred interest, including the preferred return, in the joint venture was $11.6 million and $10.3 million as of December 31, 2022 and 2021, respectively.

The Altman Companies, LLC

In November 2018, BBXRE acquired a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies owns 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction and generates revenues from the performance of development, general contractor, leasing, and property management services to joint ventures that are formed to invest in development projects originated by the Altman Companies. Further, pursuant to the operating agreement between BBXRE and Mr. Altman, the parties invested in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies. Under the terms of the operating agreement between BBXRE and Mr. Altman, the venture was being jointly managed by BBXRE and Mr. Altman, with the partners sharing decision making authority for all significant operating and financing decisions. To the extent that the parties could not reach consensus on a matter, the operating agreement generally provided that a third party will resolve such matter; however, for certain decisions, the operating agreement provided that the venture could not proceed with such matters without approval from both parties.

From November 2018 through January 2023, the Company accounted for its investment in the Altman Companies under the equity method of accounting. However, on the Acquisition Date, BBXRE acquired the remaining equity interests in the Altman Companies, and as a result, the Company will consolidate the Altman Companies in its consolidated financial statements as of and subsequent to the Acquisition Date. See Note 3 for additional information related to the consolidation of the Altman Companies.

BBXRE and Mr. Altman have also each contributed $4.8 million to ABBX Guaranty, LLC ("ABBX"), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, BBXRE will generally acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX.

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

During the years ended December 31, 2022, 2021 and 2020, as a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies that arose in 2020 as a result of, among other things, the COVID-19 pandemic and disruptions in global supply chains, as well as the more recent inflationary environment and rising interest rates, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets, including its investments in unconsolidated real estate joint ventures, that should be recognized as an impairment loss. As part of this evaluation, the Company considered, among other things, sales at its single-family home developments and sales of its multifamily apartment communities. Further, as a result of the impact of market conditions on the Altman Companies’ pipeline of prospective development projects in December 2022, the Company estimated the fair value of its investment in the Altman Companies utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated by the Altman Companies, including the generation of development, management, and general contractor fees and profits from investments in the managing member of prospective development projects. As a result of this analysis, the Company determined that the estimated fair value of its investment in the Altman Companies was greater than the carrying amount of its investment as of  December 31, 2022.

During the year ended December 31, 2020, the Company recognized $2.2 million of impairment losses related to a decline in the estimated fair values of certain of BBXRE’s investments in unconsolidated real estate joint ventures, including (i) a joint venture that was developing an office tower, as the market for commercial office space during the year ended December 31, 2020 had been more significantly impacted by the COVID-19 pandemic compared to the single-family and multifamily markets in which BBXRE primarily invests, and (ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which were adversely impacted by the COVID-19 pandemic. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. During the years ended December 31, 2022 and 2021, the Company did not record any impairment charges related to its equity method investments.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altman Companies joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$968	995
Properties and equipment	20	387
Investment in unconsolidated subsidiaries	5,020	7,153
Goodwill	16,683	16,683
Due from related parties	7,089	4,462
Predevelopment costs	4,253	6,036
Other assets	1,393	2,626
Total assets	$35,426	38,342
Liabilities and Equity
Notes payable	$2,500	3,250
Due to related parties	643	—
Other liabilities	10,769	5,213
Total liabilities	13,912	8,463
Total equity	21,514	29,879
Total liabilities and equity	$35,426	38,342

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$9,106	8,577	8,700
Other expenses	(18,555)	(11,755)	(10,670)
Operating loss	(9,449)	(3,178)	(1,970)
Gain from forgiveness of related party loan	2,026	—	—
Equity in (losses) earnings from unconsolidated investment in Altman Glenewinkel Construction, LLC	(2,318)	321	1,737
Net loss	(9,741)	(2,857)	(233)
Equity in net loss of unconsolidated real estate joint venture - The Altman Companies	$(5,491)	(1,429)	(117)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$3,508	4,371
Real estate inventory	1,706	49,928
Other assets	526	1,673
Total assets	$5,740	55,972
Liabilities and Equity
Notes payable	$—	30,987
Customer deposits	—	21,255
Other liabilities	3,611	2,698
Total liabilities	3,611	54,940
Total equity	2,129	1,032
Total liabilities and equity	$5,740	55,972

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$110,914	24,676	—
Cost of real estate inventory sold	(81,610)	(18,732)	—
Other expenses	(3,601)	(2,187)	(858)
Net earnings (loss)	$25,703	3,757	(858)
Equity in net earnings of unconsolidated real estate joint venture - Marbella	$12,594	2,558	601

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$718	40
Real estate	—	58,254
Other assets	411	610
Total assets	$1,129	58,904
Liabilities and Equity
Notes payable	$—	32,536
Other liabilities	270	3,116
Total liabilities	270	35,652
Total equity	859	23,252
Total liabilities and equity	$1,129	58,904

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$255	—	—
Gain on sale of real estate	59,023	—	—
Other expenses	(2,369)	(82)	—
Net earnings (loss)	$56,909	(82)	—
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$8,689	—	—

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Miramar East/West joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$433	138
Real estate	—	42,613
Construction in progress	—	103,413
Other assets	438	1,773
Total assets	$871	147,937
Liabilities and Equity
Notes payable	$—	88,077
Other liabilities	118	6,785
Total liabilities	118	94,862
Total equity	753	53,075
Total liabilities and equity	$871	147,937

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$5,049	1,269	—
Gain on sale of real estate	143,217	—	—
Other expenses	(7,101)	(532)	—
Net earnings	$141,165	737	—
Equity in net earnings of unconsolidated real estate joint venture - Altis Miramar East/West	$13,950	(34)	—

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Promenade joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$—	1,197
Other assets	—	208
Total assets	$—	1,405
Liabilities and Equity
Other liabilities	—	1,405
Total liabilities	—	1,405
Total equity	—	—
Total liabilities and equity	$—	1,405

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$—	2,589	3,795
Gain on sale of real estate	—	40,010	—
Other expenses	—	(2,635)	(6,238)
Net earnings (loss)	$—	39,964	(2,443)
Equity in net earnings of unconsolidated real estate joint venture - Altis Promenade	$230	5,178	(161)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand Central joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$—	—
Real estate	—	—
Investment in Altis Grand Central JV	4,589	4,879
Other assets	—	—
Total assets	$4,589	4,879
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	4,589	4,879
Total liabilities and equity	$4,589	4,879

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$—	5,735	2,630
Gain on sale of equity interest in joint venture	—	53,537	—
Total expenses	—	(7,180)	(6,294)
Net earnings (loss)	—	52,092	(3,664)
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand Central	$—	6,182	(406)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand at the Preserve joint venture (in thousands):

	December 31,
	2022	2021
Assets
Cash	$—	1,400
Real estate	—	—
Other assets	—	—
Total assets	$—	1,400
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	100
Total liabilities	—	100
Total equity	—	1,300
Total liabilities and equity	$—	1,400

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$—	1,965	399
Gain on sale of real estate	—	37,675	—
Other expenses	—	(3,476)	(1,645)
Net earnings (loss)	—	36,164	(1,246)
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand at the Preserve	$114	4,977	(35)

9. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Land, building and building improvements	$—	2,286
Leasehold improvements	29,001	22,523
Construction in progress	1,039	367
Office equipment, furniture, fixtures and software	27,722	22,075
Transportation	366	407
	58,128	47,658
Accumulated depreciation	(22,988)	(17,047)
Property and equipment, net	$35,140	30,611

During the years ended December 31, 2022, 2021, and 2020, the Company recognized approximately $7.9 million, $4.1 million, and $5.1 million, respectively, of depreciation expense related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s statements of operations and comprehensive income.

During the year ended December 31, 2022, the Company recognized a $0.9 million gain on the sale of the Hoffman's Chocolates manufacturing facility in Greenacres, Florida.

Renin's long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $16.1 million as of December 31, 2022.

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

During the year ended December 31, 2022, the Company recorded impairment losses related to property and equipment of $238,000, which primarily related to leasehold improvements associated with an IT’SUGAR retail location for which the estimated cash flows from the location are below the carrying amount of the related asset group.

10. Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of period	$18,414	8,277	37,248
Acquisitions	—	—	8,277
Deconsolidation of IT'SUGAR	—	—	(14,864)
IT'SUGAR emergence from bankruptcy	—	14,274	—
Impairment losses	—	—	(22,384)
Colonial Elegance acquisition adjustments to goodwill	—	(4,137)	—
Balance, end of period	$18,414	18,414	8,277

In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. The Company applied the acquisition method of accounting to the consolidation of IT’SUGAR on the Effective Date and recognized $14.3 million of goodwill which is included in the Company's BBX Sweet Holdings reporting unit. See Note 23 for further discussion of the IT’SUGAR bankruptcy proceedings and the Company’s application of the acquisition method of accounting to the consolidation of IT’SUGAR. The goodwill associated with reacquiring a controlling financial interest in IT’SUGAR is included in the BBX Sweet Holdings category for segment reporting.

In connection with the Colonial Elegance acquisition, as of December 31, 2020, the Company reported a provisional purchase price allocation related to Renin’s acquisition of Colonial Elegance and recognized $8.3 million of goodwill based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the year ended December 31, 2021, the Company finalized its valuation associated with Colonial Elegance and updated its purchase price allocation based on the final valuation, which resulted in the reduction of the goodwill associated with the acquisition of Colonial Elegance acquisition to $4.1 million which is included in the Company's Renin reporting unit. The goodwill associated with the Colonial Elegance acquisition is included in the Renin category for segment reporting.

Impairment Testing

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The evaluation of goodwill for impairment includes estimates, judgments and assumptions that we believe are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions, particularly in light of current economic and market conditions, which have been impacted by (i) disruptions and uncertainty in the U.S. and global economies that arose in 2020 as a result of, among other things, the COVID-19 pandemic and disruptions in global supply chains, and (ii) the more recent inflationary environment and rise in interest rates.

During the three months ended June 30, 2022, the Company concluded that inflationary pressures, the recent decline in market valuations, increases in interest rates, a decline in consumer demand, the current economic and geopolitical environment, and the increased likelihood of a recessionary environment in the foreseeable future, when combined with the ongoing nature of Renin’s margin compression and recent decline in customer demand, indicated a triggering event and that it was necessary to quantitatively test whether the fair value of the Renin reporting unit had declined below its carrying amount as of June 30, 2022. As a result, the Company tested Renin’s goodwill for impairment by estimating the fair value of the Renin reporting unit as of June 30, 2022 and concluded that its goodwill was not impaired, as the estimated fair value of the Renin reporting unit was in excess of the carrying amount of the reporting unit.

During the years ended December 31, 2022 and 2021, the Company determined that its goodwill was not impaired. As of December 31, 2022, the Company estimated the fair values of its Renin and IT’SUGAR reporting units. As part of these estimates, the Company applied an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair values of the respective reporting units, and the estimated fair values obtained from the income and market approaches were compared and reviewed for reasonableness to determine a best estimate of the fair value of each reporting unit. The Company’s assessment of these reporting units for impairment required the Company to make estimates based on facts and circumstances as of December 31, 2022 and assumptions about current and future economic and market conditions. With respect to the Renin reporting unit, these assumptions included, among other things, (i) the stabilization of Renin’s gross margins over time, including an improvement in 2023 and a return to gross margins closer to historical averages thereafter, (ii) a long-term increase in sales resulting from Renin increasing its market share in various products by leveraging its 2020 acquisition of Colonial Elegance, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. With respect to the IT’SUGAR reporting unit, these assumptions included that, among other things, (i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future, (ii) IT’SUGAR will be able to continue to implement its long-term strategy to reinvest in and grow its business, and (iii) IT’SUGAR will be able to manage supply chain and cost pressures through price increases. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of its reporting units may change over time, which may result in the recognition of impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products and/or product margins of the Company’s reporting units, and/or (iii) Renin being unable to increase its market share in various products.

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

The decline in the estimated fair values of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses. In particular, the decline in the estimated fair value of IT’SUGAR during the year ended December 31, 2020 reflected the impact on the Company’s estimated future cash flows of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020, including the significant liabilities incurred by IT’SUGAR during the shutdown, and considered scenarios in which IT’SUGAR’s business and sales volumes would stabilize following the phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
	2022	2021
Trademarks	$16,762	16,762
Customer relationships	18,752	18,752
Other	269	379
	35,783	35,893
Accumulated amortization	(6,378)	(3,911)
Total intangible assets	$29,405	31,982

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.

Amortization Expense

During the years ended December 31, 2022, 2021, and 2020, the Company recognized approximately $2.6 million, $2.3 million and $0.7 million, respectively, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2022 (in thousands):

Years Ending December 31,	Total
2023	$2,575
2024	2,575
2025	2,565
2026	2,528
2027	2,528

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including amortizable intangible assets and asset groups that include amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or assets groups may not be recoverable. The Company tested certain asset groups associated with certain of its businesses that included amortizable intangible assets for recoverability during the years ended December 31, 2022, 2021 and 2020, and determined that the estimated undiscounted future cash flows exceeded the carrying amounts of the asset groups. Accordingly, the Company did not recognize any impairment losses associated with its intangible assets during the years ended December 31, 2022, 2021 and 2020.

11. Leases

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

	As of	As of
	December 31, 2022	December 31, 2021
Operating lease assets	$110,082	90,639
Operating lease liabilities	$126,842	103,262
Weighted average remaining lease term (years)	6.3	7.2
Weighted average discount rate (1)	4.9%	4.2%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended
	December 31, 2022	December 31, 2021
Fixed lease costs	$22,909	10,973
Short-term lease costs	1,459	1,582
Variable lease costs	9,103	6,291
Total operating lease costs	$33,471	18,846

Included in the Company’s statement of cash flows under operating activities for the years ended December 31, 2022, 2021 and 2020 was $20.7 million, $9.2 million and $7.6 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2022 and 2021, the Company obtained $40.0 million and $32.9 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

Period Ending December 31,
2023	$24,851
2024	21,768
2025	20,343
2026	16,947
2027	14,303
After 2027	48,568
Total lease payments	146,780
Less: interest	19,938
Present value of lease liabilities	$126,842

The above operating lease payments exclude $5.1 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.

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

The Company did not record any impairment losses related to right-of-use assets during the years ended December 31, 2022 and 2021.

12. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2022			December 31, 2021
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$2,031	2.40 - 3.75%	(5)	$7,657	2.40 - 6.00%	$9,669
TD Bank Term Loan and Line of Credit	34,509	8.95%	(1)	44,363	3.78%	(1)
IberiaBank Revolving Line of Credit (2)	2,250	8.00%	(4)	2,041	3.75%	(4)
IberiaBank Note (3)	—	—	—	1,418	3.50%	1,802
Other	9	4.22%	—	26	4.22%	—
Unamortized debt issuance costs	(256)			(622)
Total notes payable and other borrowings	$38,543			$54,883

(1)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(2)	BBX Capital is the guarantor on the line of credit.
(3)	BBX Capital was the guarantor on the note.
(4)	The collateral is a blanket lien on BBX Sweet Holdings’ assets.
(5)	Pledged assets consist of 85 lots in Phase 3 of the Beacon Lake Community Development.

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

The CDD bond obligations outstanding as of December 31, 2022 have fixed interest rates ranging from 2.40% to 3.75% and mature at various times during the years 2026 through 2052. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon the repayment of the obligation by the Company. Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2022 and 2021 was $0.1 million and $0.6 million, respectively, of construction funds receivable from the issuance of CDD bond obligations that the Company does not have the right of setoff on its CDD bond obligations. Construction funds receivable associated with the CDD bond obligations are reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

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

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated the credit facility with TD Bank (the “TD Bank credit facility” or the “credit facility”) to include a term loan with an initial principal balance of $30.0 million increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the credit facility to October 2025. Renin utilized $30.0 million of proceeds under the term loan and approximately $8.0 million of proceeds under the revolving line of credit in connection with the acquisition of Colonial Elegance.

In July 2021, Renin’s credit facility with TD Bank was amended effective June 30, 2021 to temporarily increase the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2021. In addition, the amendment to the credit facility temporarily increased the maximum total leverage ratio included in the financial covenants of the facility but prohibited Renin from making distributions to BBX Capital through July 1, 2022, at which time the leverage ratio and Renin’s ability to make distributions to the Company was to revert to the requirements under the facility immediately prior to the amendment.

In November 2021, the TD Bank credit facility was further amended effective September 30, 2021 to extend the prior increase in the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, at which time the availability under the line of credit was to revert to $20.0 million and any amounts outstanding in excess of $20.0 million was to be repaid by Renin. The amendments to the credit facility also (i) waived the requirement for Renin to comply with certain ratios included in the financial covenants of the credit facility, (ii) temporarily increased the maximum total leverage ratio included in the financial covenants of the facility through December 31, 2022, (iii) modified the calculation of the maximum total leverage ratio, and (iv) included an additional financial covenant related to Renin meeting certain minimum levels of specified operating results from November 2021 through December 2022. Further, the amendments prohibited Renin from making distributions to BBX Capital through December 31, 2022. On January 1, 2023, the financial covenants under the facility and Renin’s ability to make distributions to the Company were to revert to the requirements under the facility prior to the amendments in 2021.

However, as Renin was not in compliance with certain financial covenants under the facility from January through March 2022, the TD Bank credit facility was further amended on May 9, 2022 to (i) require $13.5 million of funding from BBX Capital to provide Renin funds to prepay $10.0 million of the term loan and to provide additional working capital to Renin of $3.5 million, (ii) waive compliance with the maximum total leverage ratio and fixed charge coverage ratio included in the financial covenants of the facility until December 31, 2022, (iii) waive compliance with the financial covenant requiring Renin to meet certain minimum levels of specified operating results for January through March 2022, (iv) adjust the required minimum levels of specified operating results through December 31, 2022 beginning in April 2022, and (v) amend the modification period to the later of December 31, 2022 or upon Renin’s compliance with specified financial covenant ratios. The amendment also increased the interest rates on amounts outstanding under the term loan and revolving line of credit during the modification period to (i) the Canadian Prime Rate plus a spread of 3.375% per annum, (ii) the United States Base Rate plus a spread of 3.00% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.875% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. Renin issued a $13.5 million promissory note to BBX Capital upon execution of the amendment on May 9, 2022, and pursuant to the terms of the amendment, BBX Capital funded $13.5 million of the note to Renin in May 2022. BBX Capital and Renin entered into a subordination, assignment, and postponement agreement with TD Bank that requires all present and future loans or advances from BBX Capital to Renin (including the $13.5 million promissory note) be subordinated and repayments postponed until the TD Bank credit facility has been paid or satisfied in full.

As of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and while TD Bank continued to allow Renin to utilize its revolving line of credit, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

On February 3, 2023, the credit facility was further amended effective January 31, 2023 to, among other things, (i) temporarily increase the availability under the revolving line of credit from $20.0 million to $22.0 million from January 1, 2023 through December 31, 2023, (ii) require $8.0 million of funding from BBX Capital (including amounts funded by BBX Capital during the period from December 2022 through the date of the amendment) to provide Renin funds to prepay the term loan by no less than $1.5 million and to provide additional working capital to Renin, (iii) waive Renin’s non-compliance with the financial covenants under the credit facility through the date of the amendment, (iv) establish a financial covenant requiring Renin to meet minimum levels of specified operating results from January 2023 through December 2023, (v) redefine the maximum total leverage ratio financial covenant under the credit facility and waive the requirement to comply with the covenant until January 1, 2024, (vi) waive the requirement to comply with the fixed charge coverage ratio financial covenant until January 1, 2024, and (vii) amend the modification period to the later of December 31, 2023 or upon Renin’s compliance with specified financial covenant ratios. The amendment also reduced the interest rates on amounts outstanding under the credit facility during the modification period to (i) the Canadian Prime Rate plus a spread of 2.875% per annum, (ii) the United States Base Rate plus a spread of 2.50% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.375% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. However, the amendment also increased the interest rates on amounts outstanding under the credit facility by 50 basis points per annum during any periods in which the loan is in default.

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. Renin elected to use a portion of such funds to prepay $2.5 million of the term loan.

If Renin again falls out of compliance and is unable to obtain additional waivers or modifications of the credit facility, Renin may lose availability under its revolving line of credit, be required to provide additional collateral, or repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

As of December 31, 2022, the amounts outstanding under the TD Bank credit facility were $19.8 million under the revolving line of credit and $14.7 million under the term loan.

Renin has guaranteed the obligations of the borrowers under the credit facility, and the facility is collateralized by all of Renin’s assets. In addition, the Company entered into a Pledge Agreement pursuant to which it pledged all of its membership interests in Renin as security for the borrower’s obligations under the amended and restated credit facility.

IberiaBank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provides for a revolving line of credit of up to $2.5 million that matures in July 2023. Amounts outstanding under the LOCS Credit Facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2022, BBX Sweet Holdings was in compliance with all financial covenants under the LOCS Credit Facility.

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

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE pledged a $5.0 million certificate of deposit at Regions Bank to secure the repayment of the IT'SUGAR Credit Facility. The facility contains various financial and reporting covenants.

Scheduled Minimum Principal Payments on Notes Payable and Other Borrowings

The table below sets forth the contractual minimum principal payments of the Company’s notes payable and other borrowings during each of the five years subsequent to December 31, 2022 and thereafter (in thousands):

Notes Payable and Other Borrowings
2023	$7,509
2024	4,500
2025	24,759
2026	440
2027	—
Thereafter	1,591
Total	$38,799

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon the sale of real estate assets or other assets that serve as collateral on certain debt.

13. Income Taxes

The Company’s United States and foreign components of income (loss) before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
U.S.	$51,437	66,575	(59,187)
Foreign	(8,646)	(2,334)	849
Total	$42,791	64,241	(58,338)

The Company’s provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$12,117	10,672	(5,912)
State	3,630	2,855	(599)
	15,747	13,527	(6,511)
Deferred:
Federal	(251)	3,234	(3,800)
State	(347)	414	(937)
	(598)	3,648	(4,737)
Provision (benefit) for income taxes	$15,149	17,175	(11,248)

The table below sets forth a reconciliation of the difference between the provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate of 21% to income (loss) before income taxes (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Income tax provision (benefit) at expected federal income tax rate (1)	$8,986	13,491	(12,251)
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	2,521	2,670	(1,219)
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	72	31	854
Nondeductible IT'SUGAR's bankruptcy costs	460	248	—
Nondeductible goodwill	—	—	437
Nondeductible executive compensation	1,451	—	773
Increase (decrease) in valuation allowance	2,048	427	(142)
Other – net	(389)	308	300
Provision (benefit) for income taxes	$15,149	17,175	(11,248)

(1)	Expected tax is computed based upon income (loss) before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	As of December 31,
	2022	2021	2020
Deferred federal and state tax assets:
Net operating loss carryforwards	$10,570	7,943	7,275
Book reserves for credit losses, inventory, real estate and property and equipment	1,257	1,450	1,324
Expenses recognized for books and deferred for tax	3,439	1,288	1,860
Operating lease liabilities	8,156	2,407	317
Investment in IT'SUGAR, LLC	458	2,060	3,510
Intangible assets	—	180	226
Other assets	334	332	835
Total gross federal and state deferred tax assets	24,214	15,660	15,347
Less deferred tax asset valuation allowance	(9,248)	(7,199)	(6,772)
Total deferred tax assets	14,966	8,461	8,575
Deferred federal and state tax liabilities:
Tax over book depreciation	(1,735)	(1,727)	(456)
Operating lease assets	(7,965)	(2,610)	(288)
Intangible assets	(231)	—	—
Other liabilities	(776)	(348)	(407)
Total gross deferred federal and state tax liabilities	(10,707)	(4,685)	(1,151)
Net federal and state deferred tax assets	$4,259	3,776	7,424

The Company’s income tax provision (benefit) and current and deferred income taxes were calculated on a separate return basis through September 30, 2020, the date of the spin-off from Bluegreen Vacations. The Company became a tax filer when it converted from a Florida limited liability company into a Florida corporation as of September 29, 2020.

The Company’s effective income tax rate was approximately 35%, 27%, and 19% during the years ended  December 31, 2022, 2021, and 2020, respectively. During the year ended  December 31, 2022, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation, the impact of state income taxes and an increase in the Canadian valuation allowance. The provision for income taxes was different than the expected federal income tax rate of 21% during the year ended December 31, 2021 primarily due to the impact of state income taxes and an increase in the Canadian valuation allowance. The difference for the year ended December 31, 2020 was due to the impact of nondeductible executive compensation and state income taxes.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established for $5.7 million of federal and state net operating loss carryforwards (“NOL”) and $3.5 million of Canadian NOL and other temporary differences as of December 31, 2022.

As of December 31, 2022, the Company had federal and Florida NOL carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income. As such, a full valuation allowance has been established for these carryforwards. The Company’s Canadian operations have had cumulative taxable losses in recent years, and as a result, a full valuation allowance has been applied to the NOL carryforwards as of December 31, 2022 and 2021. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future. Federal and Florida NOLs subject to SRLY limitations expire in the years 2026-2034, and the Canadian NOLs expire in the years 2033-2042.

The Company recognizes liabilities for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2022.

The Company was previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with Bluegreen Vacations. Under this tax sharing agreement, the parties calculated their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes were used by another party to the agreement to offset its tax liability, the party providing the benefit would receive an amount for the tax benefits realized. However, this tax sharing agreement was terminated with respect to the Company upon the consummation of the spin-off. During the years ended December 31, 2020, Renin paid Bluegreen Vacations $0.3 million in accordance with this tax sharing agreement. As of December 31, 2022 and 2021, no amounts were due to Bluegreen Vacations pursuant to the tax sharing agreement.

14. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Trade sales - wholesale	$149,129	164,315	106,508
Trade sales - retail	130,996	73,763	40,702
Sales of real estate inventory	27,794	65,479	20,363
Revenue from customers	307,919	303,557	167,573
Interest income	5,993	6,413	2,399
Net gains on sales of real estate assets	24,289	643	255
Other revenue	3,844	2,984	3,002
Total revenues	$342,045	313,597	173,229

As of December 31, 2022 and 2021, the contingent purchase price receivable of $16.9 million and $19.9 million included in the Company’s consolidated statements of financial condition, respectively, represents estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to the homebuilders. As of December 31, 2022 and 2021, the Company’s other liabilities in its consolidated statements of financial condition included $0.6 million of variable consideration related to the estimated contingent purchase price due to a homebuilder in connection with the sale of real estate inventory to the homebuilder.

During the year ended December 31, 2022, Renin’s total revenues included $107.1 million of trade sales to three major customers and their affiliates and $46.9 million of revenues generated outside the United States. Revenues from one customer of Renin represented $49.6 million, $50.3 million, and $34.2 million, of the Company’s total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, which represented 14.5%, 16.0% and 19.7% of the Company’s total revenues for the respective periods. Revenue from a second customer of Renin represented $37.9 million, $42.8 million and $29.4 million of the Company’s total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, which represented 11.1%, 13.6% and 17.0% of the Company’s total revenues during the respective periods. Revenue from a third customer of Renin represented $19.6 million and $30.4 million, of the Company’s total revenues for the years ended December 31, 2022 and December 31, 2021, respectively, which represented 5.7% and 9.7 % of the Company's total revenues for the respective periods.

15. Commitments and Contingencies

Litigation Matters

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2022.

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

Since there was no assurance regarding the ultimate resolution of the matter and whether Renin’s assertion that it is entitled to damages would be sustained, Renin recognized the cost of the products and related shipping costs upon the sale of such products in cost of trade sales in the Company’s statement of operations and comprehensive income during the year ended December 31, 2020, while the costs of the displays and related shipping were deferred and are being amortized over the period in which the Company expects to benefit from their use. In December 2021, Renin and the foreign supplier settled the dispute and outstanding amounts due to the supplier for $4.2 million to be paid by Renin to the supplier in two equal installments in December 2021 and June 2022. As Renin had accrued a $8.1 million liability for amounts due to the supplier during the year ended December 31, 2021, Renin reduced its cost of trade sales by $2.9 million for the year ended December 31, 2021 and reduced the unamortized balance of its display contract asset by $1.0 million as of December 31, 2021. BBX Capital contributed a total of $4.0 million of capital to Renin to fund the December 2021 and June 2022 settlement payments to the foreign supplier.

Other Commitments, Contingencies, and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is guarantor on a lease agreement executed by IT’SUGAR which expires in January 2023 with respect to base rents of $0.1 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on a lease agreement executed by Renin which expires November 2029 with respect to base rents of $8.0 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 12 for additional information regarding these obligations.

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

16. Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The sponsorship of three of the BBX Capital Corporation Employee Retirement Plans under Internal Revenue Code Section 401(k) was transferred to the Company on September 30, 2020 in connection with the spin-off. Although there are variations in the eligibility requirements under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2022, an eligible employee under the plans is entitled to contribute up to $20,500, while an eligible employee over 50 years of age was entitled to contribute up to $27,000. The Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vest immediately. For the years ended December 31, 2022 and 2021, the Company recorded expenses of approximately $538,000 and $400,000 for contributions to its 401(k) plans, respectively. Prior to September 30, 2020, the expenses for 401(k) contributions were allocated to the Company on a pro-rata basis based on the combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries.

17. Common Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize BBX Capital to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of BBX Capital’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but is greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 74% and 26%, respectively, at December 31, 2022.

Rights Agreement

On September 25, 2020, BBX Capital adopted a rights agreement (the “Rights Agreement”) in light of the significant market volatility and uncertainties associated with the COVID-19 pandemic and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The Rights Agreement provided a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock, Class B Common Stock or total combined common stock without the prior approval of the board of directors.  The Rights Agreement expired on September 25, 2022.

Tender Offers

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

In November 2022, BBX Capital commenced a cash tender offer to purchase up to 1,000,000 shares of its Class A Common Stock at a purchase price of $10.00 per share. In accordance with the terms and conditions of the tender offer, including the Company’s right to accept the tender of additional shares up to an amount equal to two percent of the outstanding shares of the Company’s Class A Common Stock outstanding upon the commencement of the tender offer, the Company purchased a total of 1,200,000 shares of its Class A Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $12.1 million, including fees. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.8% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

Share Repurchase Programs

In October 2020, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, BBX Capital’s board of directors approved an increase in the Company’s share repurchase program from $10 million of shares to $20 million of shares. On November 19, 2021, the Company’s Board of Directors approved the Company’s repurchase of approximately 1,300,000 shares of the Company’s Class A Common Stock from an unaffiliated shareholder in a privately negotiated transaction for a total purchase price of approximately $14.5 million. In connection therewith, the Board approved an increase in the share repurchase program in the amount necessary to consummate the privately negotiated transaction under the program. As a result of the shares repurchased in November 2021, there was no remaining availability under the then-existing share repurchase program as of December 31, 2021. During the year ended December 31, 2021, the Company purchased 2,425,229 shares of its Class A Common Stock and 14,394 of its Class B Common Stock for approximately $22.8 million under the share repurchase program at an average cost of $9.36 per share, including fees.

In January 2022, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, under this share repurchase program at an average cost of $9.27 per share, including fees.

BBX Capital 2021 Incentive Plan

In May 2021, BBX Capital’s shareholders approved the BBX Capital 2021 Incentive Plan (the “2021 Plan”) which allows for the issuance of restricted stock awards of the Company’s Class A Common Stock and Class B Common Stock, the grant of options to purchase shares of the Company’s Class A Common Stock and Class B Common Stock, and the grant of performance-based cash awards. The 2021 Plan, as subsequently amended in May 2022, permits the issuance of awards for up to 1,700,000 shares of the Company’s Class A Common Stock and up to 300,000 shares of the Company’s Class B Common Stock. There were no stock awards granted in 2021.

On January 18, 2022, the Compensation Committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive and non-executive officers and 205,029 restricted shares of BBX Capital’s Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million (a weighted average per share fair value of $10.34), and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022. As of December 31, 2022, the unrecognized compensation expense associated with the awards was $4.7 million.

On October 1, 2022, 190,505 restricted shares of Class A Common Stock and 68,343 restricted shares of Class B Common Stock vested at a fair value of $1.5 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock as of September 30, 2022 of $7.99 per share. In October 2022, award recipients surrendered a total of 53,552 shares of Class A Common Stock and 11,248 shares of Class B Common Stock to BBX Capital to satisfy a tax withholding obligation of $0.5 million associated with the vesting. The Company retired the surrendered shares.

BBX Capital had 381,018 and 136,686 of unvested restricted shares of Class A Common Stock and Class B Common Stock outstanding at December 31, 2022. The weighted average remaining service period for the outstanding unvested restricted stock awards was 15 months at December 31, 2022. There were 1,128,477 and 94,971 shares of Class A Common Stock and Class B Common Stock available to be issued under the BBX Capital 2021 Incentive Plan as of December 31, 2022.

On January 17, 2023, the Compensation Committee of BBX Capital’s board of directors granted awards of 412,912 restricted shares of Class A Common Stock to the Company’s executive and non-executive officers under the 2021 Plan. The aggregate grant date fair value of the January 2023 awards was $3.8 million (a weighted average per share fair value of $9.10), and the shares vest ratably in annual installments of approximately 137,637 shares over three periods beginning on October 1, 2023.

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

18. Noncontrolling Interests and Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2022 and 2021 of $4.4 million and $1.1 million, respectively, is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

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

During the period from January 1, 2020 to September 22, 2020, the Company’s consolidated financial statements included the results of operations and financial position of IT’SUGAR, a majority-owned subsidiary in which it held a controlling financial interest, and as a result, the Company was required to attribute net income or loss to a redeemable noncontrolling interest in IT’SUGAR during such periods. The net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $4.1 million for the period from January 1, 2020 to September 22, 2020. As a result of the filing of the Bankruptcy Cases by IT’SUGAR and its subsidiaries, the Company deconsolidated IT’SUGAR as of September 22, 2020 and derecognized the related redeemable noncontrolling interest in IT’SUGAR. However, as a result of IT’SUGAR emerging from the Bankruptcy Cases in June 2021 and the revesting of BBX Sweet Holdings’ equity interest in IT’SUGAR, the Company consolidated the results of IT’SUGAR into its consolidated financial statements as of June 17, 2021 and is again attributing net income or loss to the redeemable noncontrolling interest in IT’SUGAR as of and subsequent to that date. The net income (loss) attributable to the redeemable noncontrolling interest in IT’SUGAR was $20,000, $0.1 million and ($4.1 million) for years ended December 31, 2022, 2021 and 2020.

Other Noncontrolling Interest

The noncontrolling interests included in the Company’s consolidated statements of financial condition as of December 31, 2022 and 2021 of $0.2 million and $1.1 million, respectively, are comprised of (i) a noncontrolling equity interest in a restaurant the Company acquired through foreclosure and (ii) as of December 31, 2021, an $0.8 million noncontrolling interest in IT’SUGAR FL II, LLC. In October 2020, the Company acquired an additional 28% equity interest in the restaurant, which decreased the noncontrolling interests from 47% at  December 31, 2020 to 19% as of December 31, 2022 and 2021.

IT’SUGAR FL II, LLC operates IT’SUGAR’s location in Hawaii and was a consolidated variable interest entity. In December 2022, IT'SUGAR acquired the noncontrolling interest in IT’SUGAR FL II, LLC and IT’SUGAR FL II, LLC was a wholly owned subsidiary of IT'SUGAR as of December 31, 2022.

During the years ended December 31, 2022, 2021 and 2020, the Company attributed net income (loss) to the other noncontrolling interests of ($0.4 million), $14,000, and ($0.7 million), respectively.

19. Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Basic and diluted earnings (loss) per common share
Numerator:
Net income (loss)	$27,642	47,066	(47,090)
Net loss (income) attributable to noncontrolling interests	378	(155)	4,803
Net income (loss) available to shareholders	$28,020	46,911	(42,287)
Denominator:
Weighted average number of common shares outstanding	15,471	17,840	19,318
Basic earnings (loss) per share:	$1.81	2.63	(2.19)
Diluted earnings (loss) per share:
Numerator:
Net income (loss) available to shareholders	28,020	46,911	(42,287)
Denominator:
Basic weighted average number of common shares outstanding	15,471	17,840	19,318
Effect of dilutive restricted stock awards	37	—	—
Diluted weighted average number of common shares outstanding	15,508	17,840	19,318
Diluted earnings (loss) per common share:	$1.81	2.63	(2.19)

For periods prior to the spin-off on September 30, 2020, the weighted average shares outstanding was based on the number of shares issued in connection with the spin-off, while for periods subsequent to spin-off, the weighted average shares outstanding is based on the actual weighted average number of shares outstanding.

No restricted stock awards were outstanding during the years ended December 31, 2021 and 2020.

20. Fair Value Measurement

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2022 and 2021 except for securities available for sale as further described in Note 4.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$127,581	127,581	127,581	—	—
Restricted cash	750	750	750	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	18,548	18,548	13,091	5,457	—
Note receivable from Bluegreen Vacations	50,000	46,635	—	—	46,635
Financial liabilities:
Notes payable and other borrowings	38,543	37,997	—	—	37,997

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2021	2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$118,045	118,045	118,045	—	—
Restricted cash	1,000	1,000	1,000	—	—
Securities available for sale	5,552	5,552	—	5,552	—
Note receivable from Bluegreen Vacations	50,000	50,340	—	—	50,340
Financial liabilities:
Notes payable and other borrowings	54,883	56,360	—	—	56,360

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

The estimated fair values of the Company’s securities available for sale and certificate of deposit were measured using the market approach with Level 2 inputs for corporate bonds and certificate of deposit based on estimated market prices of similar financial instruments and Level 1 inputs for treasury securities.

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

The fair values of the Company’s notes payable and other borrowings (other than Community Development Bonds above) were measured using the income approach with Level 3 inputs by discounting the forecasted cash outflows using estimated market discount rates.

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

21. Certain Relationships and Related Party Transactions

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

During the years ended December 31, 2022, 2021 and 2020, respectively, the Company recognized $2.0 million, $1.2 million, and $1.0 million, respectively, of income for providing office space, risk management, and management advisory services to Bluegreen Vacations. During the year ended December 31, 2021, the Company paid $158,000 for office space provided by Bluegreen Vacations to the Company. Bluegreen Vacations ceased providing office space to the Company in March 2021, and the Company began providing office space to Bluegreen Vacations in November 2021. The amounts paid or reimbursed are an allocation of the actual cost of providing the services or space.

The Company provides management services to the Altman Companies for which the Company recognized $0.3 million, $0.3 million and $0.2 million, respectively, net of services providing to the Company by the Altman Companies for the years ended December 31, 2022, 2021 and 2020 in return for such services. The Company began providing office space to the Altman Companies in June 2022 and accrued $210,000 of amounts due from the Altman Companies related to such space for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021 and the three months ended December 31, 2020, the Company paid Abdo Companies, Inc. approximately $175,000, $160,000 and $38,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

A subsidiary of BBXRE recognized $0.3 million interest income on loans receivable from IT’SUGAR for the year ended December 31, 2021, which was eliminated in consolidation. Interest income of $0.1 million on loans receivable from IT’SUGAR for the period beginning on January 1, 2021 to June 16, 2021 was not eliminated in consolidation as the Company did not consolidate IT’SUGAR during this period. See Note 23 for further discussion.

Certain of the Company's executive officers have made investments with their own funds in real estate joint ventures in which BBXRE has invested in the managing member.  The executive officers' investments in the real estate joint ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which BBXRE will be entitled as the managing member.

Prior to the spin-off of BBX Capital on September 30, 2020, expenses related to certain support functions paid for by Bluegreen Vacations, including executive services, treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, shared information technology systems, corporate governance activities, and centralized managed employee benefit arrangements, were allocated to the Company on the basis of direct usage when identifiable, while the remainder of the expenses, including costs related to executive compensation, were allocated primarily on a pro-rata basis of combined revenues and equity in earnings of unconsolidated joint ventures of Bluegreen Vacations and its subsidiaries. The expenses related to these support functions allocated to the Company and included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss or income for the year ended  December 31, 2020 was $12.7 million. The allocated support function costs were recognized as contributed capital in the Company’s consolidated statements of financial condition for the year ended December 31, 2020.

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

The Company was also previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with Bluegreen Vacations and Bluegreen that was terminated in connection with the spin-off. See Note 13 for further discussion.

As further described in Note 1, in connection with the spin-off, Bluegreen Vacations also issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time, and in  December 2021, Bluegreen Vacations made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Included in interest income in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2022, 2021 and 2020 was $3.0 million, $4.5 million and $1.1 million, respectively, relating to accrued interest on the note receivable from Bluegreen Vacations.

The components of net transfers from Bluegreen Vacations in the consolidated statements of changes in equity consisted of the following (in thousands):

For the Year Ended
December 31,
2020
Cash pooling	$81,581
Corporate overhead allocations	12,694
Asset transfers	75,320
Income taxes	(1,685)
Net transfers from Bluegreen Vacations	$167,910

22. Segment Reporting

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

In the segment information for the years ended December 31, 2022, 2021, and 2020, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the note receivable from Bluegreen Vacations, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	139,718	131,951	8,470	(14)	280,125
Sales of real estate inventory	27,794	—	—	—	—	27,794
Interest income	3,617	—	—	—	2,376	5,993
Net gains on sales of real estate assets	24,289	—	—	—	—	24,289
Other revenue	1,835	—	—	2,572	(563)	3,844
Total revenues	57,535	139,718	131,951	11,042	1,799	342,045
Costs and expenses:
Cost of trade sales	—	83,307	127,623	2,805	(14)	213,721
Cost of real estate inventory sold	11,463	—	—	—	—	11,463
Interest expense	—	1,015	3,588	2	(2,206)	2,399
Recoveries from loan losses, net	(4,835)	—	—	—	—	(4,835)
Impairment losses	311	238	—	—	—	549
Selling, general and administrative expenses	13,772	55,617	17,077	7,224	22,525	116,215
Total costs and expenses	20,711	140,177	148,288	10,031	20,305	339,512
Operating income (losses)	36,824	(459)	(16,337)	1,011	(18,506)	2,533
Equity in net earnings of unconsolidated real estate joint ventures	38,414	—	—	—	—	38,414
Other (expense) income	(7)	718	(57)	4	306	964
Foreign exchange (loss) gain	—	(70)	950	—	—	880
Income (loss) before income taxes	$75,231	189	(15,444)	1,015	(18,200)	42,791
Total assets	$225,786	161,337	102,601	7,134	65,983	562,841
Expenditures for property and equipment	$—	11,383	1,653	110	1,593	14,739
Depreciation and amortization	$(271)	6,629	3,344	140	371	10,213
Debt accretion and amortization	$261	61	128	—	—	450
Cash and cash equivalents	$107,069	7,246	1,060	2,643	9,563	127,581
Investments in and advances to unconsolidated real estate joint ventures	$49,415	—	—	—	—	49,415
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$1,946	18,150	47,838	9	(29,400)	38,543

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	84,215	146,255	7,616	(8)	238,078
Sales of real estate inventory	65,479	—	—	—	—	65,479
Interest income	2,048	36	—	—	4,329	6,413
Net gains on sales of real estate assets	643	—	—	—	—	643
Other revenue	1,504	—	—	2,045	(565)	2,984
Total revenues	69,674	84,251	146,255	9,661	3,756	313,597
Costs and expenses:
Cost of trade sales	—	52,497	130,366	2,291	(8)	185,146
Cost of real estate inventory sold	29,690	—	—	—	—	29,690
Interest expense	—	429	1,830	2	(822)	1,439
Recoveries from loan losses, net	(7,774)	—	—	—	—	(7,774)
Impairment losses	—	38	—	—	—	38
Selling, general and administrative expenses	7,587	31,524	15,857	5,978	15,068	76,014
Total costs and expenses	29,503	84,488	148,053	8,271	14,238	284,553
Operating income (losses)	40,171	(237)	(1,798)	1,390	(10,482)	29,044
Equity in net earnings of unconsolidated real estate joint ventures	18,154	—	—	—	—	18,154
Other (expense) income	(14)	131	—	—	224	341
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Foreign exchange gain	—	—	812	—	—	812
Income (loss) before income taxes	$58,311	15,784	(986)	1,390	(10,258)	64,241
Total assets	$179,619	143,916	101,647	7,745	100,428	533,355
Expenditures for property and equipment	$—	4,283	3,099	185	959	8,526
Depreciation and amortization	$—	3,181	3,037	118	122	6,458
Debt accretion and amortization	$737	21	113	—	—	871
Cash and cash equivalents	$66,558	9,792	1,369	2,937	37,389	118,045
Investments in and advances to unconsolidated real estate joint ventures	$52,966	—	—	—	—	52,966
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$7,312	14,421	44,124	26	(11,000)	54,883

(1)	The above segment information includes the operations of IT’SUGAR as of June 17, 2021, the date the Company reconsolidated IT’SUGAR.

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2020 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	49,155	93,036	5,019	—	147,210
Sales of real estate inventory	20,363	—	—	—	—	20,363
Interest income	1,240	29	—	1	1,129	2,399
Net gains on sales of real estate assets	255	—	—	—	—	255
Other revenue	1,454	281	—	1,461	(194)	3,002
Total revenues	23,312	49,465	93,036	6,481	935	173,229
Costs and expenses:
Cost of trade sales	—	41,482	83,563	1,983	—	127,028
Cost of real estate inventory sold	13,171	—	—	—	—	13,171
Interest expense	—	193	615	10	(581)	237
Recoveries from loan losses, net	(8,876)	—	—	—	—	(8,876)
Impairment losses	2,742	25,303	—	2,727	—	30,772
Selling, general and administrative expenses	6,758	26,855	11,735	4,684	15,940	65,972
Total costs and expenses	13,795	93,833	95,913	9,404	15,359	228,304
Operating income (losses)	9,517	(44,368)	(2,877)	(2,923)	(14,424)	(55,075)
Equity in net earnings of unconsolidated real estate joint ventures	465	—	—	—	—	465
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—	—	—	(3,326)
Other income (expense)	6	221	(3)	8	58	290
Foreign exchange loss	—	—	(692)	—	—	(692)
Income (loss) before income taxes	$9,988	(47,473)	(3,572)	(2,915)	(14,366)	(58,338)
Total assets	$165,732	28,668	104,654	7,096	141,506	447,656
Expenditures for property and equipment	$—	3,155	2,118	72	—	5,345
Depreciation and amortization	$—	4,244	1,380	106	104	5,834
Debt accretion and amortization	$287	168	243	—	—	698
Cash and cash equivalents	$31,133	1,163	2,438	1,539	53,764	90,037
Real estate equity method investments	$58,010	—	—	—	—	58,010
Goodwill	$—	—	8,277	—	—	8,277
Notes payable and other borrowings	$26,762	1,417	45,261	43	—	73,483

(2)	The above segment information excludes the operations of IT’SUGAR as of September 22, 2020, the date the Company deconsolidated IT’SUGAR.

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

As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the Bankruptcy Cases, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR is a VIE in which the Company is not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. In connection with the deconsolidation of IT’SUGAR, the Company recognized a noncontrolling equity investment in IT’SUGAR at its estimated fair value of $12.7 million and a $3.3 million loss based upon the difference between the carrying amount of IT’SUGAR (including its assets and liabilities and the redeemable noncontrolling interest in it) and the Company’s estimated fair value of its noncontrolling equity investment.

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

IT’SUGAR’s results of operations, and cash flows through September 22, 2020 are included in the Company’s financial statements, as the Company continued to hold a substantive equity investment in IT’SUGAR during that period.

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

Pursuant to the terms of the Plan, claims against IT’SUGAR were treated as follows:

●

The $4.0 million DIP credit facility and a $6.0 million pre-petition line of credit held by the Company’s wholly-owned subsidiary were repaid in full through the Exit Facility (as defined and described below);

●	A secured equipment note held by the Company’s wholly-owned subsidiary was assumed, ratified, and reinstated on the Effective Date;
●

Each holder of an allowed construction / mechanic’s lien claim received payment in full in cash on the Effective Date or, in some cases, received such payment as promptly as was practicable after the Effective Date;

●

Each holder of an allowed general unsecured claim received, in full satisfaction of such claims, a one-time lump sum distribution equal to 15% of its claim on the Effective Date or, in some cases, received such payment soon after the Effective Date; and

●	Holders of subordinated claims did not receive any distributions in respect thereof.

Payments of claims made pursuant to the Plan, along with the payment of administrative expenses and professional fees, were funded by IT’SUGAR’s cash on-hand and net proceeds from the Exit Facility provided by the Company.

Exit Facility

On the Effective Date, the Company’s wholly-owned subsidiary entered into a secured exit credit facility with IT’SUGAR (the “Exit Facility”) which provided for advances to IT’SUGAR of up to $13.0 million. The Company’s wholly-owned subsidiary advanced $13.0 million to IT’SUGAR under the Exit Facility, less the repayment of the $4.0 million DIP credit facility due from IT’SUGAR and the $6.0 million pre-petition line of credit due from IT’SUGAR (both of which were superseded and replaced by the Exit Facility). Amounts outstanding under the Exit Facility bear interest at 5% per annum. In addition to monthly payments of interest due under the facility, the Exit Facility requires monthly payments of principal of $325,000 commencing on January 1, 2022. The Exit Facility matures on April 1, 2025. The Exit Facility had an outstanding balance of $7.1 million and $11.0 million as of December 31, 2022 and 2021 which was eliminated in the Company’s consolidated financial statements as of December 31, 2022 and 2021, respectively.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed of IT’SUGAR at the consolidation date (in thousands):

Cash	$6,909
Trade accounts receivable	584
Trade inventory	5,337
Property and equipment	19,291
Identifiable intangible assets (1)	9,670
Operating lease assets (2)	54,253
Other assets	3,323
Total assets acquired	99,367
Accounts payable	(2,517)
Accrued expenses	(8,445)
Other liabilities	(124)
Operating lease liabilities	(62,975)
Notes payable and other borrowings(3)	(10,054)
Total liabilities assumed	(84,115)
Fair value of identifiable net assets	15,252
Fair value of net assets acquired	28,590
Fair value of redeemable noncontrolling interest	936
Fair value of IT'SUGAR	29,526
Goodwill	$14,274

Gain on the consolidation of IT'SUGAR(4)	$15,890

(1)	Identifiable intangible assets primarily represents the estimated fair value of IT’SUGAR’s trademark, which is being amortized over an estimated expected useful life of 15 years.
(2)

Includes a net intangible liability of $8.7 million related to off market rents related to certain of IT’SUGAR’s retail locations that is expected to be recognized over a weighted average lease term of approximately 8 years.

(3)	Notes payable and other borrowings reflects amounts due to the Company’s wholly-owned subsidiary that have been eliminated in consolidation as of and subsequent to the consolidation date.
(4)	The gain is comprised of the remeasurement of the Company’s equity interest in IT’SUGAR at fair value.

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

The results of operations of IT’SUGAR are included in the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2022, but are not included in the Company's consolidated statement of operations and comprehensive income during the year ended December 31, 2021 for the period from January 1, 2021 to June 16, 2021 and not included in the Company's consolidated statement of operations and comprehensive income during the year ended December 31, 2020 for the period from September 20, 2020 to December 31, 2020.  The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s consolidated statements of operations and comprehensive income for the dates indicated (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Trade sales	$119,302	62,161	31,794
Income (loss) before income taxes	$2,307	2,516	(41,182)

The following unaudited financial data presents the Company's actual revenues and earnings for the year ended December 31, 2022 and the Company's pro forma revenues and earnings for the years ended December 31, 2021 and 2020 as if the Company consolidated IT’SUGAR as a result of its emergence from bankruptcy on January 1, 2020 (in thousands):

	Actual	Unaudited Pro Forma
	For the Years Ended December 31,
	2022	2021	2020
Trade sales	$280,125	277,769	162,056
Income (loss) before income taxes	$42,791	52,788	(62,156)
Income (loss)	$27,642	39,690	(49,093)
Net income (loss) income attributable to shareholders	$28,020	39,146	(43,596)

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

24. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, other than described elsewhere herein, there were no subsequent events identified that required recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2022, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2023 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2022. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2022 and 2021.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2022.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2022.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2022.

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

Exhibit 10.7 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.5	Credit Facility Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 22, 2020
10.6	First Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of July 13, 2021, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed July 19, 2021
10.61	Second Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of November 9, 2021, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Form 10Q filed November 15, 2021
10.62	Fifth Amendment to 2020 TD Bank Credit Facility Agreement	Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on February 9, 2023
10.7

Operating Agreement of The Altman Companies, LLC, by and among, The Altman Companies, LLC, BBX Altman Operating Entities, LLC, Joel L. Altman, AMC Holdings Florida, Inc., Altman Development Corporation, and The Altman Companies, Inc., dated November 30, 2018

Exhibit 10.8 of Registrant’s Current Report on Form 10 Amendment No. 2 filed August 27, 2020
10.8	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 29, 2020
10.9	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.10	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.11	Transition Services Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed September 29, 2020

10.12	Promissory Note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 2, 2020
10.13	Employment Agreement between the Company and Alan B. Levan	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.14	Employment Agreement between the Company and John E. Abdo	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.15	Employment Agreement between the Company and Jarett S. Levan	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.16	Employment Agreement between the Company and Seth M. Wise	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.17	Employment Agreement between the Company and Brett Sheppard	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on May 21, 2021
10.18	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.19	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.20	Exit Financing Security Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.21	Bankruptcy Court Order Confirming the Plan of Reorganization for IT’SUGAR, LLC.	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.22	IT’SUGAR, LLC Plan of Reorganization.	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.23	BBX Capital 2021 Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2021

21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed with this Report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, Inc.
March 15, 2023	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 15, 2023
Alan B. Levan	Chairman of the Board

/s/ John E. Abdo		March 15, 2023
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 15, 2023
Jarett S. Levan	Chief Executive Officer and President

/s/ Seth M. Wise		March 15, 2023
Seth M. Wise	Executive Vice President and Director

/s/Brett Sheppard		March 15, 2023
Brett Sheppard	Chief Financial Officer

/s/Marcia Barry-Smith		March 15, 2023
Marcia Barry-Smith	Director

/s/Norman H. Becker		March 15, 2023
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 15, 2023
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 15, 2023
Steven M. Coldren	Director

/s/Gregory A. Haile		March 15, 2023
Gregory A. Haile	Director

/s/Willis N. Holcombe		March 15, 2023
Willis N. Holcombe	Director

/s/Tony P. Segreto		March 15, 2023
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 15, 2023
Neil A. Sterling	Director