Form 10-Q
period 2023-03-31
BBX Capital, Inc.
filed 2023-05-10
CIK 1814974

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2023 is as follows:

Class A Common Stock of $.01 par value, 11,423,543 shares outstanding.
Class B Common Stock of $.01 par value, 3,860,618 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents ($18,507 in 2023 in variable interest entities (VIEs))	$95,022	127,581
Restricted cash ($10,128 in 2023 in variable interest entities (VIEs))	11,265	750
Securities available for sale, at fair value	47,737	18,548
Trade accounts receivable, net	21,376	19,665
Construction contracts receivable, net	11,137	—
Trade inventory	46,274	48,866
Real estate ($3,612 in 2023 and $4,443 in 2022 held for sale and $28,809 in 2023 in VIEs)	44,470	12,345
Investments in and advances to unconsolidated real estate joint ventures ($39,014 in 2023 in consolidated VIEs)	56,130	49,415
Note receivable from Bluegreen Vacations Holding Corporation	50,000	50,000
Property and equipment, net	38,460	35,140
Goodwill	51,315	18,414
Intangible assets, net	28,761	29,405
Operating lease assets	120,039	110,082
Deferred tax asset, net	2,401	4,259
Contract assets	36,195	16,918
Other assets ($539 in 2023 in VIEs)	24,343	21,453
Total assets	$684,925	562,841
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($2,835 in 2023 in VIEs)	$30,258	17,371
Accrued expenses	31,288	34,985
Contract liabilities	31,776	861
Other liabilities	3,478	5,297
Operating lease liabilities	137,514	126,842
Notes payable and other borrowings	38,382	38,543
Total liabilities	272,696	223,899
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	10,148	4,414
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,629,613 in 2023 and 10,629,613 in 2022	106	106
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,723,932 in 2023 and 3,723,932 in 2022	37	37
Additional paid-in capital	313,995	312,978
Accumulated earnings	27,361	20,358
Accumulated other comprehensive income	861	823
Total shareholders' equity	342,360	334,302
Noncontrolling interests	59,721	226
Total equity	402,081	334,528
Total liabilities and equity	$684,925	562,841

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Trade sales	$63,714	65,749
Sales of real estate inventory	1,772	6,470
Revenue from construction contracts	25,037	—
Real estate development and property management fees	1,611	—
Interest income	2,517	1,149
Net gain on sales of real estate assets	—	1,329
Other revenue	347	779
Total revenues	94,998	75,476
Costs and expenses:
Cost of trade sales	47,407	51,006
Cost of real estate inventory sold	578	2,235
Cost of revenue from construction contracts	24,189	—
Interest expense	735	536
Recoveries from loan losses, net	(600)	(648)
Impairment losses	—	64
Selling, general and administrative expenses	33,778	27,364
Total costs and expenses	106,087	80,557
Operating losses	(11,089)	(5,081)
Equity in net earnings of unconsolidated real estate joint ventures	1,104	1,532
Gain on the consolidation of The Altman Companies	6,195	—
Gain on the consolidation of investment in real estate joint ventures	10,855	—
Other income	2,171	984
Foreign exchange loss	(46)	(189)
Income (loss) before income taxes	9,190	(2,754)
(Provision) benefit for income taxes	(1,667)	828
Net income (loss)	7,523	(1,926)
Net loss attributable to noncontrolling interests	380	110
Net income (loss) attributable to shareholders	$7,903	(1,816)
Basic earnings (loss) per share	$0.55	(0.12)
Diluted earnings (loss) per share	$0.55	(0.12)
Basic weighted average number of common shares outstanding	14,354	15,475
Diluted weighted average number of common shares outstanding	14,377	15,475
Net income (loss)	$7,523	(1,926)
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	27	(46)
Foreign currency translation adjustments	11	164
Other comprehensive income, net	38	118
Comprehensive income (loss), net of tax	7,561	(1,808)
Comprehensive loss attributable to noncontrolling interests	380	110
Comprehensive income (loss) attributable to shareholders	$7,941	(1,698)

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

 For the Three Months Ended March 31, 2023 and 2022

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net loss excluding $71 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(1,816)	—	(39)	(1,855)
Other comprehensive income	—	—	—	—	—	—	118	—	118
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(53)	—	—	(53)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(231)	(231)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	756	—	—	—	756
Balance, March 31, 2022	11,808	3,667	$118	37	311,344	7,357	1,954	898	321,708

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net income excluding $205 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	7,903	—	(175)	7,728
Other comprehensive income	—	—	—	—	—	—	38	—	38
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,990	55,990
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,729	3,729
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(159)	(159)
Share-based compensation	—	—	—	—	1,017	—	—	110	1,127
Balance, March 31, 2023	10,629	3,724	$106	37	313,995	27,361	861	59,721	402,081

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income (loss)	$7,523	(1,926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Recoveries from loan losses, net	(600)	(648)
Depreciation, amortization and accretion	2,688	2,487
Net loss (gain) on sales of real estate and property and equipment	74	(2,131)
Equity in net earnings of unconsolidated real estate joint ventures	(1,104)	(1,532)
Return on investment in unconsolidated real estate joint ventures	2,464	2,612
Gain on the consolidation of real estate joint ventures	(10,855)	—
Gain on the consolidation of The Altman Companies	(6,195)	—
Impairment losses	—	64
Share-based compensation expense	1,139	767
Provision (recovery) for excess and obsolete inventory	192	(376)
Changes in operating assets and liabilities:
Deferred income tax asset, net	1,858	(280)
Trade accounts receivable	(966)	(774)
Construction contracts receivable	3,647	—
Trade inventory	2,400	(6,082)
Real estate	(472)	481
Operating lease assets and operating lease liabilities	386	525
Contract assets	2,906	642
Other assets	1,090	(236)
Accounts payable	(6,729)	249
Accrued expenses	(10,442)	(2,835)
Contract liabilities	(1,572)	—
Other liabilities	(1,089)	641
Net cash used in operating activities	(13,657)	(8,352)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	1,303	402
Investments in unconsolidated real estate joint ventures	(804)	(2,182)
Purchases of securities available for sale	(44,400)	—
Redemptions of securities available for sale	15,451	—
Proceeds from repayment of loans receivable	931	761
Proceeds from sales of real estate held-for-sale	—	3,937
Proceeds from sales of property and equipment	—	2,741
Additions to real estate held-for-sale and held-for-investment	(2,174)	(66)
Purchases of property and equipment	(5,414)	(1,884)
Cash acquired in the consolidation of real estate joint ventures	29,146	—
Cash paid for The Altman Companies acquisition, net of cash received	(3,945)	—
Decrease in cash from other investing activities	(4)	(3)
Net cash (used in) provided by investing activities	(9,910)	3,706

(Continued)

	For the Three Months Ended
	March 31,
	2023	2022
Financing activities:
Repayments of notes payable and other borrowings	(4,723)	(3,247)
Proceeds from notes payable and other borrowings	2,783	4,686
Payments for debt issuance costs	(107)	—
Contributions from noncontrolling interests	3,729	25
Distribution to noncontrolling interests	(159)	(231)
Net cash provided by financing activities	1,523	1,233
Decrease in cash, cash equivalents and restricted cash	(22,044)	(3,413)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$106,287	115,632

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$702	472
Income taxes paid	664	492
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	34
Assumption of Community Development District Bonds by homebuilders	357	811
Operating lease assets obtained in exchange for new operating lease liabilities	15,760	4,851
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	95,022	114,632
Restricted cash	11,265	1,000
Total cash, cash equivalents and restricted cash	$106,287	115,632

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

Principal Holdings

BBX Capital’s principal holdings are BBX Capital Real Estate, LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities. As further described in Note 2, in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In addition, BBX Capital Real Estate manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States and Canada, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida.

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

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates, including Bluegreen Vacations Holding Corporation ("Bluegreen Vacations"), and previously acted as an insurance agent for the Company, its affiliates, and other third parties. In February 2023, that entity sold substantially all of the assets of its insurance agency business, but it continues to provide risk management advisory services to the Company and its affiliates, including Bluegreen Vacations.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its wholly-owned subsidiaries, other entities in which BBX Capital or its wholly-owned subsidiaries hold controlling financial interests, and any variable interest entities (“VIEs”) in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. Inter-company accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Also, these unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 15, 2023.

Use of Estimates

The preparation of financial statements prepared in conformity with GAAP require the Company to make estimates and assumptions, including assumptions about current and future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, a possible recession, and the COVID-19 pandemic, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Significant Accounting Policies

Construction Contracts Receivable

Contracts receivable include billed and unbilled amounts for services provided to customers for which the Company has an unconditional right to payment. Billed and unbilled amounts for which payment is contingent on anything other than the passage of time are included in contract assets and contract liabilities on a contract-by-contract basis. When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract, it does not meet the criteria to be included in contracts receivable. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company generally requires payment from its construction contract customers within a term of 30 days less an amount withheld for retainage. Retainage is paid in accordance with contract terms, which is generally upon reaching significant milestones or upon completion of the contract.

Contract Assets and Contract Liabilities

The timing of when the Company bills its customers on construction and development contracts is generally dependent upon agreed-upon contractual terms, which may include the completion of certain phases of the work, or when services are provided. When billings occur subsequent to revenue recognition as a result of contingencies, such billings are recorded in unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time are classified as contracts receivable. Retainage subject to conditions other than the passage of time do not meet the definition of a receivable and are therefore included in contract assets and contract liabilities. Contractor and development fees received from customers, but not yet billed or recognized as revenue are reflected as contract liabilities and contractor and development fees recognized as revenue and not yet billed are reflected as contract assets. Retainage receivable and retainage payable subject to conditions such as the completion of the project, are contract assets or contract liabilities. Uninstalled materials and deposits for materials are included in contract assets as the Company received funds from the customer to purchase materials or to fund a deposit for the purchases of materials.

Revenue from Construction Contracts

Revenue from construction contracts represents revenue earned from providing general contractor services to affiliated joint venture entities for the construction of multifamily apartment communities.

Revenue from construction contracts with these customers is recognized over time as work is completed due to the continuous transfer of control to the customer. The Company measures contract progress using the input method which recognizes revenue based on costs incurred to date relative to total estimated costs to complete the contract, subject to adjustments to exclude certain costs that do not depict progress toward the completion of the contract. These excluded costs include uninstalled materials, deposits for the purchase of materials, and insurance costs. Material costs are included in the measure of contract progress when installed.

Cost of revenue from construction contracts earned include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Costs related of significant uninstalled materials, re-work, or scrap are generally excluded from the cost-to-cost measure of progress, as they are not proportionate to the Company’s progress in satisfying the performance obligation to its customers.

The Company’s construction contracts generally include retention provisions to provide assurance to customers that the Company will perform in accordance with the terms of the contracts. The amounts billed but not paid by customers pursuant to these retention provisions generally become due upon completion of the project and acceptance by the customers of the completed project. The retention provisions are not considered a significant financing component of the contracts.

The Company’s construction contracts give rise to several types of variable consideration, including contract modifications (unapproved change orders and claims), cost overruns, shared savings, and other terms that can either increase or decrease the transaction price for the contracts. The determination of the transaction price for contracts requires the Company to evaluate and include variable consideration to which the Company has an enforceable right to compensation or an obligation for a reduction in compensation, which can result in increases or decreases to a contract’s transaction price. The Company estimates variable consideration for its construction contracts as the most likely amount to which it expects to be entitled, or to pay in the case of cost overruns. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available to the Company, including historic, current, and forecasted information. The effect of a change in variable consideration on the transaction price related to a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis.

Contract modifications can result from changes in contract specifications or requirements that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company considers unapproved change orders to be contract modifications for which customers have agreed to changes in the scope of the contract but have not agreed to the price.

Real Estate Development and Management Fees

Development management fees represent revenue earned from providing oversight and consultation services to affiliated entities related to the development of multifamily apartment communities, while management fees represent revenue earned from the management of multifamily apartment communities for affiliate joint venture entities and third parties.

The Company recognizes development management fees for the performance of oversight and consultation services related to the development and construction of multifamily apartment communities from the inception of the development project to the completion of the construction, including securing construction financing, performing pre-development activities such as sourcing of land for acquisition, permitting and feasibility studies, overseeing construction activities, and managing the costs to complete the construction of the project. The Company’s development contracts are generally each accounted for as a single performance obligation, as the services performed are highly interrelated and not separately identifiable within the context of each contract. Customers simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs under the contracts. Accordingly, the Company recognizes revenue related to development fees over time through the completion of the related development project, and the Company measures contract progress using the input method which results in the recognition of revenue based on the development costs for the project spent to date relative to the total estimated development budget, subject to adjustments to exclude certain development costs that do not depict progress toward the completion of the development project. These excluded costs include marketing costs, property taxes, and unused development contingencies.

The Company recognizes property management fees for the performance of management services related to the day-to-day operations of multifamily apartment communities for affiliated joint venture entities and third parties. The services performed include the leasing of residential units at the communities, collection of rents, arrangement for repairs and maintenance, staffing of on-site personnel, and reporting on the operations of the communities to the customers. The property management agreements pursuant to which such services are provided have terms of one year and are automatically renewed until terminated in writing by either party with thirty days notice. The Company’s property management contracts are generally each accounted for as a single performance obligation, as services provided are highly interrelated and an expected bundled service is to be provided to the Company’s customers. Customers simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs under the contracts. Accordingly, the Company recognized management fees over time, on a daily basis, as services are performed.

Impact of Current Economic Issues and the COVID-19 Pandemic

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, and (v) inflationary pressures and higher costs to operate the Company’s businesses, including insurance costs. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant liquidity. As of March 31, 2023, the Company’s consolidated cash and cash equivalent balances were $95.0 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $47.7 million.

Current inflationary and economic trends have and may continue to adversely impact our results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia, as well as the impact of the efforts by China to mitigate COVID-19 cases in that country, worsened supply chain issues with the potential of further exacerbating inflationary trends. The recent bank failures and the banking liquidity crisis have increased the possibility that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

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

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced an increase in the cost of inventory and freight, as well as delays in its supply chain. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels, IT’SUGAR increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely which  may among other things result in inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates will also adversely impact Renin’s results. In addition, following difficulties in maintaining appropriate inventory levels, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a slowdown in consumer demand, such increased inventory levels have increased the risk of Renin being unable to sell such products and the risk of inventory writedowns.  In addition, the impacts of these factors have negatively impacted Renin’s ability to comply with covenants under its credit facility with TD Bank, and based on its operating results through April 2023, Renin is again not expected to be in compliance with its loan covenants. As a result, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company's operations which were adopted as of January 1, 2023:

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  This standard is an update to Topic 805 requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquirer had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This statement is effective for the Company on January 1, 2023, and interim periods within that fiscal year.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

There were no recent Standards Updates issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company's operations. The Company has adopted all relevant FASB pronouncements and guidance as of March 31, 2023.

2. Acquisition of The Altman Companies (Provisional)

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, and Mr. Joel Altman continued to own the remaining 50% equity interest. Pursuant to the operating agreement of the Altman Companies, BBXRE also agreed to acquire an additional 40% equity interest in the Altman Companies from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition). Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million, at which time Mr. Altman would no longer have an equity interest in the Altman Companies. However, irrespective of BBXRE’s acquisition of additional equity interests in the Altman Companies, Mr. Altman is entitled to retain his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to BBXRE’s acquisition of such equity interests in the Altman Companies from Mr. Altman.

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

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to any new development projects commencing subsequent to the Acquisition Date:

●	With respect to certain proposed development projects in predevelopment that commence prior to the Final Payment Date, Mr. Altman will be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in the Altman Companies.

●	With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures at closing, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held at 10% ownership interest in the Altman Companies.

●	With respect to all other projects that commence prior to the Final Payment Date, Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in the Altman Companies. However, in such case, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which BBXRE will be entitled as the managing member. If Mr. Altman does not invest in the managing member of additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has continued to date to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE will have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for the Acquisition of the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company remeasured the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the three months ended March 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

Accounting for the Altman Companies’ Investment in Altman-Glenewinkel Construction

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in Altman-Glenewinkel Construction LLC (“AGC”), which generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by the Altman Companies and was determined by the Company to be a VIE. Pursuant to the operating agreement of AGC, the Altman Companies had the right to acquire the 40% equity interests in AGC that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interest for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBX Capital Real Estate’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of AGC, in April 2023, the Altman Companies acquired the remaining 40% equity interest in AGC in exchange for a purchase price of $1,000 paid at closing. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of AGC’s working capital as of December 31, 2025. Following the transaction, the Company changed the name of AGC to Altman Builders, LLC.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies on the Acquisition Date and its right to acquire the remaining 40% equity interests in AGC for nominal cash consideration as of the Acquisition Date, the Company determined that it had a controlling financial interest in AGC as of Acquisition Date and should consolidate the assets and liabilities associated with AGC in connection with the consolidation of the Altman Companies on the Acquisition Date. The Company will account for the closing on the acquisition of the remaining 40% equity interests in AGC as a transaction between equity holders. Further, based on the Company’s evaluation of the facts and circumstances surrounding the arrangement, the Company will account for the contingent amount payable to the former owner of the remaining 40% equity interests in AGC as an expense for AGC in return for ongoing services being provided by the former owner subsequent to the transaction.

Provisional Purchase Price Allocation for the Altman Companies

The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed of the Altman Companies as of the Acquisition Date (including the assets and liabilities of ADC, AMC and AGC), the consideration transferred, and the fair values of the Company’s existing equity interests and any noncontrolling interests in the Altman Companies at the Acquisition Date (in thousands):

Cash	$4,095
Restricted cash	113
Construction contracts receivable	14,784
Trade receivables	745
Real estate	3,867
Due from related parties	2,315
Property and equipment	94
Contract assets	22,183
Other assets	2,553
Total assets acquired	50,749
Accounts payable	(14,470)
Accrued expenses	(5,183)
Due to related parties	(175)
Contract liabilities	(32,259)
Notes payable and other borrowings	(2,100)
Total liabilities assumed	(54,187)
Fair value of identifiable net assets	(3,438)
Cash consideration paid to seller	8,153
Consideration payable to seller	1,562
Writeoff of Altman Companies receivable	1,780
Fair value of previously held equity interest in the Altman Companies	17,968
Goodwill	$32,901

Gain on the consolidation of the Altman Companies (1)	$6,195

(1)	The provisional gain is comprised of the remeasurement of the Company’s previously held 50% equity interest in the Altman Companies at fair value at the Acquisition Date.

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

As management is still in the process of completing its accounting for the acquisition of the Altman Companies and valuation analysis, the Company’s accounting for the business combination is not complete as of the date of this report. As a result, the amounts reported in the above table, including the estimated fair value of the Company’s previously held interest in the Altman Companies as of the Acquisition Date and the related remeasurement gain recognized by the Company during the three months ended March 31, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

The following summarizes the Company’s methodologies for estimating the values of certain assets and liabilities associated with the consolidation of the Altman Companies and the fair value of BBX Capital’s existing investment in the Altman Companies:

Net Working Capital – A substantial portion of the Altman Companies’ identifiable assets and liabilities as of the Acquisition Date were comprised of its net working capital, including construction contracts receivables, trade accounts receivable, predevelopment expenditures incurred that are expected to be reimbursed upon the commencement of development projects, other assets, accounts payable, accrued expenses, and other liabilities.  The historical carrying amount of these items were generally estimated to approximate their fair values due to their short-term maturities.

Contract Assets and Liabilities – As of the Acquisition Date, the Altman Companies had recognized contract assets and liabilities based on contracts with its customers, which include contracts for development management and general contractor services for various affiliated development joint ventures sponsored by the Altman Companies. The Company measured and recognized these contract assets and liabilities pursuant to the accounting guidance applicable to the recognition of revenue related to contracts with customers.

Consideration Transferred – The consideration transferred includes $8.1 million of the cash consideration paid to Mr. Altman on the Acquisition Date and the $2.4 million deferred amount payable to Mr. Altman. The $2.4 million deferred amount payable to Mr. Altman was measured at an amount of $1.6 million using the income approach by discounting the forecasted cash payment using an estimated market discount rate through November 2028.

Noncontrolling Interest – As of the Acquisition Date, the outstanding noncontrolling interest in the Altman Companies was comprised of the noncontrolling interest in AGC. As a result of the Altman Companies rights to acquire the noncontrolling interest in AGC for nominal cash consideration at closing pursuant to the terms of the operating agreement of AGC, the Company did not assign any material value to the noncontrolling interest in AGC.

Remeasurement of Existing Investment in the Altman Companies – Pursuant to the acquisition method of accounting, the Company was required to remeasure the carrying value of its existing equity interests in the Altman Companies at fair value as of the Acquisition Date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the preliminary fair value of its previously held investment in the Altman Companies as of the Acquisition Date. The Company’s discounted cash flow methodology established an estimate of the fair value of the Altman Companies by estimating the present value of the projected future cash flows to be generated from the Altman Companies. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with the Altman Companies. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of the Company’s existing equity interest in Altman Companies were the terminal value, the discount rate, and the forecast of future cash flows, including the profits expected to be generated from future development projects and the number of development projects expected to be originated by the Altman Companies on an annual basis in future periods. In addition, the estimated preliminary fair value of the Company’s existing equity interest in the Altman Companies assumed that the estimated fair value of AGC was primarily attributable to the Altman Companies due to its ability to acquire the 40% owner of AGC for nominal cash consideration as of the Acquisition Date.

Goodwill – Goodwill recognized in connection with the consolidation of the Altman Companies reflected the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

Operating Results for the Altman Companies

The results of operations of the Altman Companies are included in the Company’s condensed consolidated statement of operations and comprehensive income for the two months ended March 31, 2023 and are included in the Company’s condensed consolidated statement of operations and comprehensive income as equity in net earnings of unconsolidated real estate joint ventures for the one month ended January 31, 2023 and the three months ended March 31, 2022. The following table shows the Altman Companies total revenues and income before income taxes for the dates indicated (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Total revenue	$31,107	—
Equity in net losses from unconsolidated real estate joint ventures	$(73)	(652)
Loss before income taxes	$(1,034)	(652)

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three months ended March 31, 2023 and 2022 as if the Company consolidated the Altman Companies on January 1, 2022 (in thousands):

	For the Three Months Ended
	Pro Forma
	March 31,	March 31,
	2023	2022
Total revenues	$96,109	77,763
Equity in net losses from unconsolidated real estate joint ventures	$1,318	2,164
Loss before income taxes	$(7,914)	(3,752)
Net loss	$(7,486)	(2,674)

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2022, nor does it purport to predict the Company’s results of operations for any future periods.  The pro forma for the three months ended March 31, 2023 and 2022 excludes the gains on the consolidation of the Altman Companies and the real estate joint ventures.

3. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$44,579	18	—	44,597
Community Development District bonds	820	3	—	823
Corporate bonds	2,324		(7)	2,317
Total available-for-sale	47,723	21	(7)	47,737

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$13,080	11	—	13,091
Community Development District bonds	820	—	(7)	813
Corporate bonds	4,670	—	(26)	4,644
Total available-for-sale	18,570	11	(33)	18,548

All U.S. Treasury and federal agency securities and corporate bonds available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

4. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Trade accounts receivable	$21,495	19,735
Allowance for expected credit losses	(119)	(70)
Total trade accounts receivables	$21,376	19,665

The Company’s construction contract receivables consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Construction contracts receivable	$11,137	—
Allowance for expected credit losses	—	—
Total construction contracts receivable	$11,137	—

Included in construction contracts receivable is $11.1 million of receivables to real estate joint ventures in which the Company is the managing member.

As of March 31, 2023, the Company has approximately $191.7 million of estimated revenue expected to be recognized through 2024 related to performance obligations that are partially unsatisfied.

5. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$8,736	9,130
Paper goods and packaging materials	2,401	2,185
Work in process	1,434	1,736
Finished goods	35,187	37,108
Total trade inventory	47,758	50,159
Inventory reserve	(1,484)	(1,293)
Total trade inventory, net	$46,274	$48,866

6. Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Real estate held-for-sale	$3,612	4,443
Real estate held-for-investment	1,787	6,723
Real estate inventory	3,586	1,179
Rental properties under development	28,809	—
Predevelopment costs	6,676	—
Total real estate	$44,470	12,345

Rental property represents $16.2 million of land and $12.6 million of construction in progress associated with the Altra Kendall joint venture. The Altra Kendall joint venture is a consolidated variable interest entity as further described in Note 7.

7. Investments in and Advances to Consolidated and Unconsolidated Variable Interest Entities

Consolidated Variable Interest Entities

Real Estate Joint Ventures Related to the Altman Companies

As described in Note 2, BBXRE acquired the remaining 50% interest in the Altman Companies from Mr. Altman on the Acquisition Date. Prior to the Acquisition Date, BBXRE invested with Mr. Altman in the managing member of real estate joint ventures sponsored by the Altman Companies. Pursuant to the operating agreements of the managing member entities, BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to the managing member entities. The Company previously determined that these entities were VIEs and BBXRE was not the primary beneficiary, as the governance structure for these entities prevented any individual investor from exercising control over them. As a result, the Company accounted for its investments in the managing member of the real estate joint ventures sponsored by the Altman Companies using the equity method of accounting.

As a result of the acquisition of the Altman Companies, the Company reevaluated whether BBXRE was the primary beneficiary of the managing members entities in which it had previously invested prior to the Acquisition Date and continued to hold such investments. In particular, while the governance structures related to these entities were not amended in connection with BBXRE’s acquisition of the Altman Companies and Mr. Altman retained his decision-making rights in these entities, the Company analyzed BBXRE’s ongoing arrangements with Mr. Altman, including his ongoing employment with the Altman Companies, which became a wholly-owned subsidiary on the Acquisition Date, and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of each of these entities. Accordingly, based on the Company’s analysis of the facts and circumstances, including BBXRE’s ownership of the Altman Companies, the Company determined that BBXRE was the primary beneficiary of the managing member entities as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with the entities. As a result, as of the Acquisition Date, the Company consolidated the managing member of the following real estate joint ventures:

●	Altis Ludlam Trail
●	Altis Lake Willis Phase 1
●	Altis Lake Willis Phase 2
●	Altis Grand at Suncoast
●	Altis Blue Lake
●	Altis Santa Barbara
●	Altra Kendall

Further, due to the consolidation of the managing members of the above real estate joint ventures, the Company also evaluated the managing members' investments in each respective real estate joint venture to determine if such joint ventures are VIEs and, to the extent that such entities are VIEs, if the applicable managing member entity is the primary beneficiary of the underlying real estate joint venture. Based on an analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company determined that, other than with respect to the Altra Kendall joint venture, the real estate joint ventures in which the managing member entities held investments are VIEs in which the managing member entities are not the primary beneficiary. The Company’s conclusion that the managing member entities are not the primary beneficiary of the applicable underlying real estate joint venture is primarily based on the determination that the managing members do not have the power to direct the activities of the underlying real estate joint ventures that most significantly affect their economic performance. Although the managing member is the operating manager of the underlying joint ventures, in certain joint ventures, the non-managing members have substantive participating rights in relation to all activities that most significantly impact the joint ventures’ economic performance. In other joint ventures, in addition to having substantive participating rights in relation to certain activities, the non-managing members also have control over certain activities that most significantly impact the entities’ economic performance. As a result, with respect to these real estate joint ventures, the Company consolidates the managing member entities, while the managing member entities account for their investments in the underlying real estate joint ventures under the equity method of accounting. However, with respect to the Altra Kendall joint venture, the Company determined that the venture is a VIE in which the managing member is the primary beneficiary, as the managing member of the Altra Kendall joint venture has the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altra Kendall joint venture.

In addition to the above real estate joint ventures, BBXRE and Mr. Altman had also previously formed ABBX Guaranty, LLC (“ABBX”), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, it is expected that BBXRE will acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX. Through the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company accounted for its investment in ABBX using the equity method of accounting. Similar to the above real estate joint ventures, as a result of the acquisition of the Altman Companies, BBXRE reevaluated its investment in ABBX and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of ABBX. Further, based on the BBXRE’s analysis of the facts and circumstances, BBXRE determined that it was the primary beneficiary of ABBX as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with ABBX. As a result, as of the Acquisition Date, the Company also consolidated ABBX. See Note 14 for additional information regarding ABBX’s guarantees.

As the managing members and ABBX are not businesses, the Company accounted for the consolidation of these VIEs by measuring and recognizing the assets and liabilities associated with the VIEs based upon the principles of the acquisition method of accounting. However, the Company did not recognize any goodwill related to such VIEs and instead recognized a gain based on the difference between (i) the fair values of the VIEs’ identifiable assets and liabilities and (ii) the aggregate of the fair value of any noncontrolling interests in such VIEs and the carrying amount of the Company’s previously held investments in such VIEs.

The following table summarizes the estimated provisional fair values of identifiable assets and liabilities of the consolidated VIEs and any noncontrolling interests in such VIEs as of the Acquisition Date (in thousands):

January 31,
2023
Cash	$19,083
Restricted cash	10,064
Real estate	24,410
Investment in and advances to unconsolidated real estate joint ventures	38,673
Other assets	818
Total consolidated VIE assets	93,048
Accounts payable	(2,365)
Contract liabilities	(228)
Fair value of identifiable net assets	90,455
Fair value of noncontrolling interests	61,017
Fair value of net assets attributable to the Company	29,438
Carrying amount of previously held investments	18,583
Gain on the consolidation of VIEs	$10,855

The estimated fair values reported in the above table were estimated by the Company using available market information and applicable valuation methods. As considerable judgment is involved in estimates of fair value, the provisional fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

Although these VIEs are not businesses, the Company is required to apply the recognition and measurement principles applicable to business combinations in its accounting for the consolidation of these VIEs. As a result, as management is still in the process of completing its valuation analyses related to the consolidation of these VIEs, the Company’s accounting for the consolidation of these VIEs is not complete as of the date of this report. Therefore, the amounts reported in the above table, including the gain recognized by the Company during the three months ended March 31, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

The following summarizes the Company’s methodologies for estimating the fair values of certain assets and liabilities and noncontrolling interests associated with the consolidation of the VIEs.

Real Estate

The estimated fair value of the real estate, which consists of land and construction in progress associated with Altra Kendall, was estimated primarily using the cost approach, as the land was recently acquired prior to the Acquisition Date and the construction in progress reflects recent improvements to the land since the acquisition.

Investment in Unconsolidated Real Estate Joint Ventures

The Company applied an income approach to estimate the fair value of the investments in unconsolidated real estate joint ventures owned by the VIEs as of the remeasurement date. As part of its estimates for each joint venture, the Company utilized an income capitalization approach to calculate the expected sales value of the multifamily apartment community under the development based on the expected stabilized net operating income of the community and an estimated market capitalization rate and then deducted, among other things, remaining development and construction costs, as well as downtime and lease-up costs, expected to be incurred between the remeasurement date and the expected sale date of the community, as well as any outstanding indebtedness on the community. To determine the value of the investment owned by the managing member, the Company then allocated the resulting value to the members of the applicable real estate joint venture through the application of an option pricing model to each tier of the profit-sharing arrangement contemplated in the operating agreement of such joint venture. The most significant assumptions used in the methodology to estimate the preliminary fair value of the investments in unconsolidated real estate joint ventures were the forecasted net operating income for the communities and the expected capitalization rates upon the sale of the communities, as well as the estimated volatility and option terms applied in the option pricing models.

Guarantee Liabilities

As of the Acquisition Date, the Company assigned nominal values to the financial guarantees issued by ABBX as the Company believes that the estimated fair values of these guarantees is minimal at the current time based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees.

Noncontrolling Interests

The estimated fair values of the noncontrolling interests in the VIEs, which included the equity interests in the VIEs owned by Mr. Altman, were primarily determined based on the application of the percentage of ownership in the applicable VIE to the estimated fair values of the net assets owned by the applicable VIE, which primarily included the real estate and investments in unconsolidated real estate joint ventures described above.

Altman Management, LLC

Altman Management Company ("AMC"), which provides property management services to the owners of multifamily apartment communities pursuant to property management agreements, including affiliates of the Altman Companies and unrelated third parties, was previously a wholly-owned subsidiary of the Altman Companies. In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have received all necessary consents related to the formation of the joint venture as required by various stakeholders, including certain lenders, equity investors, and regulatory agencies with jurisdiction, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primarily beneficiary of AMC, as the Altman Companies is currently the managing member and, if RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company will continue to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC

Summary of Financial Information Related to Consolidated Variable Interest Entities

The assets and liabilities of the Company's consolidated VIEs as of March 31, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

March 31,
2023
Cash	$18,507
Restricted cash	10,128
Real estate	28,809
Investment in and advances to unconsolidated real estate joint ventures	39,014
Other assets	539
Total assets	$96,997
Total liabilities	2,835

The assets in the above table can be used only to settle obligations of the respective VIE and have no recourse to the Company.  The Company's aggregate maximum loss exposure of consolidated VIE's is its equity investment amount as of March 31, 2023, including the guarantees provided by ABBX to Altman sponsored joint ventures for joint venture indebtedness and cost overruns.

Unconsolidated Variable Interest Entities

As of March 31, 2023, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies, the Company’s unconsolidated real estate joint ventures as of March 31, 2023 reflect the managing members’ investments in the underlying real estate joint ventures for which the Company concluded that the managing members do not consolidate such underlying joint ventures, while the Company’s unconsolidated real estate joint ventures as of December 31, 2022 reflect only BBX Capital Real Estate’s investment in in such entities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,		December 31,
	2023	Ownership (1)	2022	Ownership (1)
Altis Grand Central	$687	1.49%	687	1.49%
Altis Ludlam Trail (2)	20,332	48.13	12,216	33.30
Altis Lake Willis Phase 1	6,503	1.68	850	1.23
Altis Lake Willis Phase 2	2,360	5.10	601	3.50
Altis Grand at Suncoast	12,058	12.31	4,579	11.00
Altis Blue Lake	3,672	1.68	647	1.22
Altis Santa Barbara	6,033	5.10	433	3.50
Altra Kendall (3)	—	—	5,670	13.70
The Altman Companies(3)	—	—	11,992	50.00
ABBX Guaranty (3)	—	—	5,978	50.00
Marbella	1,047	70.00	1,064	70.00
The Main Las Olas	804	3.41	1,117	3.41
Sky Cove	112	26.25	24	26.25
Sky Cove South	2,213	26.25	3,241	26.25
Other	309		316
Total	$56,130		49,415

(1)	The Company’s ownership percentage in each real estate joint venture represents the Company’s percentage of the contributed capital in each venture. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.
(2)

The carrying value of BBXRE’s investment at March 31, 2023 and December 31, 2022 includes $11.9 million and $11.6 million, respectively, related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, which is accounted for as a loan receivable.

(3)	The entities are consolidated in the Company's financial statements as of January 31, 2023.

See Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2022 included in the 2022 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $22.7 million as of March 31, 2023, which includes (i) $22.8 million to adjust the investments in the unconsolidated joint ventures to their estimated fair values upon the Company's consolidation of the managing members of the joint ventures as of January 31, 2023 and (ii) $0.1 million of interest capitalized by the Company related to such joint ventures, partially offset by a $0.2 million reduction in the carrying amount of the investments related to the elimination of general contractor and development fees that are earned and recognized as revenues by the Company’s wholly owned subsidiaries but are capitalized by the underlying development joint ventures. Based on the facts and circumstances related to the agreements between AGC and ADC and these joint ventures, the Company has determined that the transactions with the ventures are arm's-length transactions and eliminates the revenue from the construction contracts, development fee revenue, and the costs of the revenue from the construction contracts based on the Company’s ownership percentage in the underlying joint ventures. During the two months ended March 31, 2023, the Company eliminated $3.0 million of revenue from construction contracts and real estate development fees and $2.8 million of cost of revenues from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	March 31,	December 31,
	2023	2022
Assets
Cash	$1,801	3,508
Real estate inventory	1,706	1,706
Other assets	496	526
Total assets	$4,003	5,740
Liabilities and Equity
Other liabilities	$1,910	3,611
Total liabilities	1,910	3,611
Total equity	2,093	2,129
Total liabilities and equity	$4,003	5,740

	For the Three Months Ended
	March 31,
	2023	2022
Total revenues	$1,183	$15,792
Cost of real estate inventory sold	—	(11,289)
Other expenses	(19)	(727)
Net earnings	1,164	3,776
Equity in net earnings (losses) of unconsolidated real estate joint venture - Marbella	$582	$1,849

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2023			December 31, 2022
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$1,673	2.40 - 3.75%	(5)	$2,031	2.40 - 3.75%	(5)
TD Bank Term Loan and Line of Credit	30,188	9.04%	(1)	34,509	8.95%	(1)
Regions Bank Revolving Line of Credit	2,502	6.25%	(6)	—	0.00%	—
IberiaBank Revolving Line of Credit (2)	2,500	8.25%	(4)	2,250	8.00%	(4)
Comerica Letters of Credit (3)(7)	1,700	N/A	—	—	—	—
Other	40	4.22%	—	9	4.22%	—
Unamortized debt issuance costs	(221)			(256)
Total notes payable and other borrowings	$38,382			$38,543

(1)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(2)	BBX Capital is the guarantor of the line of credit.
(3)	ABBX is the guarantor under the facility.
(4)	The collateral is a blanket lien on BBX Sweet Holdings' assets.
(5)	Pledged assets consist of 70 and 85 lots in Phase 3 of the Beacon Lake Community Development as of March 31, 2023 and December 31, 2012, respectively.
(6)	The collateral is a BBXRE $5.0 million certificate of deposit included in restricted cash in the Company's statement of financial condition as of March 31, 2023.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

See Note 12 to the Company’s consolidated financial statements included in the 2022 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Revolving Line of Credit

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the "TD Bank credit facility") to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. The credit facility was amended during the years ended December 31, 2021 and 2022, which among other things, (i) provided a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provided temporary relief from certain of the financial covenants under the credit facility, (iii) included additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modified the interest rates applicable to borrowings under the facility, and (v) waived certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and while TD Bank continued to allow Renin to utilize its revolving line of credit, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

On February 3, 2023, the credit facility was further amended effective January 31, 2023 to, among other things, (i) temporarily increase the availability under the revolving line of credit from $20.0 million to $22.0 million from January 1, 2023 through December 31, 2023, (ii) require $8.0 million of funding from BBX Capital (including amounts funded by BBX Capital during the period from December 2022 through the date of the amendment) to provide Renin funds to prepay the term loan by no less than $1.5 million and to provide additional working capital to Renin, (iii) waive Renin’s non-compliance with the financial covenants under the credit facility through the date of the amendment, (iv) establish a financial covenant requiring Renin to meet minimum levels of specified operating results from January 2023 through December 2023, (v) redefine the maximum total leverage ratio financial covenant under the credit facility and waive the requirement to comply with the covenant until January 1, 2024, (vi) waive the requirement to comply with the fixed charge coverage ratio financial covenant under the credit facility until January 1, 2024, and (vii) amend the modification period to the later of December 31, 2023 or upon Renin’s compliance with specified financial covenant ratios. The amendment also reduced the interest rates on amounts outstanding under the credit facility during the modification period to (i) the Canadian Prime Rate plus a spread of 2.875% per annum, (ii) the United States Base Rate plus a spread of 2.50% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.375% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. However, the amendment also increased the interest rates on amounts outstanding under the credit facility by 50 basis points per annum during any periods in which the loan is in default.

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment in February 2023, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. Renin elected to use a portion of such funds to prepay $2.5 million of the term loan.

As of March 31, 2023, Renin was in compliance with the financial covenants under the TD Bank Credit Facility. However, as a result of the expected impact of the decline in customer demand on Renin’s operating results through April 2023, Renin does not expect to remain in compliance with the covenant that requires Renin to meet certain minimum levels of specified operating results through April 2023 and has notified TD Bank that it does not expect to remain in compliance with the covenants under the facility. If Renin again falls out of compliance and is unable to obtain additional waivers or modifications of the credit facility, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

Iberiabank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date in March 2025. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of March 31, 2023, the Company was in compliance with all financial covenants under the LOCS Credit Facility.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies posts letters of credit instead of making cash deposits for contracts to acquire land for future development joint ventures. The Company recognizes real estate predevelopment costs and a letter of credit obligation upon the issuance of letters of credit for deposits.  The letters of credit are issued through a credit facility with Comerica Bank (the “Altman LOC Facility") to provide letters of credit on behalf of the Altman Companies of up to an aggregate amount of $4.0 million. The Altman LOC Facility expires in April 2024 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit originated under the facility. The letters of credit under the facility expire no later than one year after issuance and may be issued or re-issued prior to the expiration date in April 2024 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2024. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of March 31, 2023, the Altman Companies had seven letters of credit outstanding aggregating $1.7 million and was in compliance with the financial covenants under the facility.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of March 31, 2023, the percentage of total common equity represented by the Class A and Class B Common Stock was 75% and 25%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2021 Incentive Plan (“2021 Plan”)

On January 18, 2022, the Compensation Committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to certain of its executive and non-executive officers and 205,029 restricted shares of BBX Capital's Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million (a weighted average per share fair value of $10.34), and the shares vest ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022.

On October 1, 2022, 190,505 shares of Class A Common Stock and 68,343 shares of Class B Common Stock vested at a fair value of $1.5 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock and Class B Common Stock as of September 30, 2022. In October 2022, award recipients surrendered a total of 53,552 shares of Class A Common Stock and 11,248 shares of Class B Common Stock to BBX Capital to satisfy a tax withholding obligation of $0.5 million associated with the vesting. The Company retired the surrendered shares.

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

As of March 31, 2023, BBX Capital had 793,930 and 136,686 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively. As of March 31, 2023, the unearned compensation expense associated with the outstanding unvested awards was $7.4 million, and the weighted average remaining service period for the outstanding unvested awards is 15 months.

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

During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Trade sales - wholesale	$34,676	37,587
Trade sales - retail	29,038	28,162
Construction contract revenue	25,037	—
Real estate development management fees	867	—
Real estate property management fees	744	—
Sales of real estate inventory	1,772	6,470
Revenue from customers	92,134	72,219
Interest income	2,517	1,149
Net gain on sales of real estate assets	—	1,329
Other revenue	347	779
Total revenues	$94,998	75,476

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	For the Three Months Ended
	March 31,
Contract Assets	2023	2022
Contingent purchase price receivable	$13,967	16,918
Cost and estimated earnings in excess of billings on uncompleted contracts	640	—
Retainage receivable	13,138	—
Uninstalled materials and deposits to purchase materials	8,450	—
Total contract assets	$36,195	16,918
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$21,320	—
Retainage payable	9,535	—
Contingent purchase price due to homebuilders	625	625
Other	296	236
	$31,776	861

Contract Assets

Contingent purchase price receivables represent estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at BBXRE’s Beacon Lake Community Development. Cost and estimated earnings in excess of billings on uncompleted construction or development contracts represents revenues recognized in excess of amounts billed to customers. Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts represents the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. Retainage payable is the amount withheld by the Company payable to subcontractors when certain milestones are reached or when the contract is completed. The contingent purchase price to homebuilders is variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to a homebuilder.

Concentration of Revenues with Major Customers

During the three months ended March 31, 2023, Renin’s total revenues included $22.0 million of trade sales to three major customers and their affiliates and $15.6 million of revenues generated outside the United States. Revenues from each of the three major customers were $4.1 million, $9.2 million, and $8.7 million for the three months ended March 31, 2023, which represented 4.3%, 9.7%, and 9.1% of the Company’s total revenues for the three months ended March 31, 2023.

During the three months ended March 31, 2022, Renin’s total revenues included $26.7 million of trade sales to three major customers and their affiliates and $13.1 million of revenues generated outside the United States. Revenues from each of the three major customers were $5.4 million, $11.5 million, and $9.8 million for the three months ended March 31, 2022, which represented 7.2%, 15.3%, and 12.9% of the Company’s total revenues for the three months ended March 31, 2022.

During the three months ended March 31, 2023, six real estate development projects accounted for approximately 27% of the Company's total revenues.

11. Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states and foreign jurisdictions in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships and net losses in foreign jurisdictions in which no tax benefit can be recognized. In addition, the Company recognizes taxes related to unusual or infrequent items such as the gains on the consolidation of the Altman Companies and real estate joint ventures as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for the three months ended March 31, 2023 was approximately 8% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.  With respect to the acquisition of the Altman Companies, $22.2 million of the $32.9 million of goodwill recognized by the Company is tax deductible goodwill.

The Company’s effective income tax rate for the three months ended March 31, 2022 was approximately 32%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes.

Bluegreen Vacations’ federal tax filings, as well as certain of its state filings, covering tax periods prior to and including the spin-off of the Company from Bluegreen Vacations are under examination, and accordingly, such examinations include an audit of the Company, including our subsidiaries. The Company has received requests for information in connection with at least one of these audits. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2023	2022
Basic earnings per share
Numerator:
Net income (loss)	$7,523	$(1,926)
Net loss attributable to noncontrolling interests	380	110
Net income available to shareholders	$7,903	(1,816)
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,475
Basic earnings (loss) per share	$0.55	(0.12)
Diluted earnings (loss) per share
Numerator:
Net income available to shareholders	7,903	(1,816)
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,475
Effect of dilutive restricted stock awards	23	—
Diluted weighted average number of common shares outstanding	14,377	15,475
Diluted earnings (loss) per share	$0.55	(0.12)

During the three months ended March 31, 2023, 517,702 of outstanding unvested restricted stock awards were dilutive and included in the computation of diluted earnings per share.  During the three months ended March 31, 2022, 776,552 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

As of March 31, 2023 and December 31, 2022, the Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $5.1 million and $4.4 million, respectively, which relates to a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns over 90% of IT’SUGAR’s Class B Units, while the remaining Class B units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.  As of March 31, 2023, the Company’s consolidated statements of financial condition also included a redeemable noncontrolling interest of $5.0 million, which relates to a redeemable noncontrolling interest associated with Mr. Altman’s ownership interest in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interests may be redeemed for cash upon a contingent event outside of the Company’s control.

During the three months ended March 31, 2023 and 2022 the net loss attributable to the redeemable noncontrolling interest in IT’SUGAR was $0.2 million and $0.1 million, respectively.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Consolidated real estate VIEs	$59,554	(4)
Restaurant	167	230
Total other noncontrolling interests	$59,721	226

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Consolidated real estate VIEs	$(272)	(8)
Restaurant	97	92
IT'SUGAR FL II, LLC	—	(123)
IT'SUGAR	(205)	(71)
Net loss attributable to noncontrolling interests	$(380)	(110)

(1)  In December 2022, the Company acquired the noncontrolling interest in IT'SUGAR II, LLC.

14. Commitments and Contingencies

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of March 31, 2023.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease agreement executed by Renin which expires November 2029 with respect to base rents of $7.7 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.
●	As described in Note 7, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $94.8 million on aggregate joint venture indebtedness of $315.9 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of March 31, 2023, ABBX has been funded with $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of March 31, 2023 as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of the Acquisition Date and March 31, 2023, the Company has not recognized liabilities in its statement of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies, and ABBX, the construction completion guarantees reflect guarantees of the Company’s own performance as the developer of such communities.

15. Fair Value Measurement

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$95,022	95,022	95,022	—	—
Restricted cash	11,265	11,265	11,265	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	47,737	47,737	44,597	3,140	—
Note receivable from Bluegreen Vacations	50,000	47,210	—	—	47,210
Interest rate caps	536	536	—	536	—
Financial liabilities:
Notes payable and other borrowings	38,382	37,967	—	—	37,967

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$127,581	127,581	127,581	—	—
Restricted cash	750	750	750	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	18,548	18,548	13,091	5,457	—
Note receivable from Bluegreen Vacations	50,000	46,635	—	—	46,635
Financial liabilities:
Notes payable and other borrowings	38,543	37,997	—	—	37,997

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

The estimated fair values of the Company’s securities available for sale and certificate of deposit were measured using the market approach with Level 2 inputs for corporate bonds and certificate of deposit based on estimated market prices of similar financial instruments and the market approach with Level 1 inputs for treasury securities.

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

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of March 31, 2023. The Altra Kendall real estate joint venture entered into an interest rate cap contract in order to reduce the impact of higher interest expense on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

16. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 83% of BBX Capital’s total voting power. Mr. Alan B. Levan also serves as the Chairman, Chief Executive Officer, and President of Bluegreen Vacations, and Mr. Abdo also serves as Vice Chairman of Bluegreen Vacations. Additionally, Mr. Jarett Levan and Mr. Wise serve as directors of Bluegreen Vacations.

During the three months ended March 31, 2023 and 2022, the Company recognized $0.5 million of income for providing office space, risk management, and management advisory services to Bluegreen Vacations. The amounts paid or reimbursed are an allocation of the actual cost of providing the services or space.

During the three months ended March 31, 2023 and 2022, the Company paid the Abdo Companies, Inc. approximately $45,000 and $44,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $0 and $163,000, respectively, net of services provided to the Company by the Altman Companies, during the three months ended March 31, 2023 and 2022 in return for such services. Subsequent to January 31, 2023, The Altman management services fees were eliminated in consolidation.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these affiliates during the two months ended March 31, 2023 were $1.6 million. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $25.0 million of revenue for these services during the two months ended March 31, 2023. Included in the Company's statement of financial condition as of March 31, 2023 was $11.1 million, $36.2 million and $31.8 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

Certain of the Company's executive officers have made investments with their personal funds as non-managing members in the Altra Kendall joint venture that is consolidated in the Company's financial statements and may in the future make similar investments as non-managing members in real estate joint ventures sponsored by the Altman Companies. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which BBXRE will be entitled as the managing member. With respect to the Altra Kendall joint venture that is consolidated in the Company’s financial statements, these investments held by the executive officers are reflected as noncontrolling interests in the Company’s condensed consolidated statement of financial position. However, the accounting for any such investments in future projects will depend on whether the managing member entity of such projects consolidates the underlying real estate joint venture. In addition, pursuant to the terms of their employment agreements, two executive officers of the Altman Companies have previously invested their personal funds in the managing member of real estate joint ventures sponsored by the Altman Companies, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

The Altman Companies has established an employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of multifamily apartment communities, and employees must be employed by the Altman Companies upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable multifamily apartment community. Membership interests in the managing members of real estate joint ventures to employees that are funded by non-recourse loans provided by the Altman Companies are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $110,000 for the two months ended March 31, 2023, and the unrecognized compensation expense related to these awards was $0.9 million.

In connection with the spin-off of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the balance to $50.0 million. Further, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. As a result, in May 2023, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three months ended March 31, 2023 and 2022 was $0.8 million of interest income received for each period.

17. Segment Reporting

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

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	32,725	27,976	3,016	(3)	63,714
Sales of real estate inventory	1,772	—	—	—	—	1,772
Revenue from construction contracts	25,037	—	—	—	—	25,037
Real estate development and management fees	1,611	—	—	—	—	1,611
Interest income	1,974	—	—	—	543	2,517
Other revenue	51	—	—	436	(140)	347
Total revenues	30,445	32,725	27,976	3,452	400	94,998
Costs and expenses:
Cost of trade sales	—	20,546	26,007	857	(3)	47,407
Cost of real estate inventory sold	578	—	—	—	—	578
Cost of revenue from construction contracts	24,189	—	—	—	—	24,189
Interest expense	11	332	1,121	1	(730)	735
Recoveries from loan losses, net	(600)	—	—	—	—	(600)
Selling, general and administrative expenses	6,240	14,541	3,848	2,158	6,991	33,778
Total costs and expenses	30,418	35,419	30,976	3,016	6,258	106,087
Operating income (losses)	27	(2,694)	(3,000)	436	(5,858)	(11,089)
Equity in net earnings of unconsolidated real estate joint ventures	1,104	—	—	—	—	1,104
Gain on the consolidation of The Altman Companies	6,195	—	—	—	—	6,195
Gain on the consolidation of investment in real estate joint ventures	10,855	—	—	—	—	10,855
Other (loss) income	(305)	200	1	2,256	19	2,171
Foreign exchange loss	—	(14)	(32)	—	—	(46)
Income (loss) before income taxes	$17,876	(2,508)	(3,031)	2,692	(5,839)	9,190
Total assets	$350,458	172,958	97,344	8,720	55,445	684,925
Expenditures for property and equipment	$—	5,069	284	48	13	5,414
Depreciation and amortization	$(196)	1,802	867	39	108	2,620
Debt accretion and amortization	$20	6	42	—	—	68
Cash and cash equivalents	$83,434	3,686	603	4,136	3,163	95,022
Real estate equity method investments	$56,130	—	—	—	—	56,130
Goodwill	$32,901	14,274	4,140	—	—	51,315
Notes payable and other borrowings	$3,308	19,927	43,532	40	(28,425)	38,382

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	29,357	33,488	2,905	(1)	65,749
Sales of real estate inventory	6,470	—	—	—	—	6,470
Interest income	545	—	—	—	604	1,149
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	516	—	—	445	(182)	779
Total revenues	8,860	29,357	33,488	3,350	421	75,476
Costs and expenses:
Cost of trade sales	—	18,373	31,774	859	—	51,006
Cost of real estate inventory sold	2,235	—	—	—	—	2,235
Interest expense	—	247	566	1	(278)	536
Recoveries from loan losses, net	(648)	—	—	—	—	(648)
Impairment losses	—	64	—	—	—	64
Selling, general and administrative expenses	2,398	12,675	4,660	1,999	5,632	27,364
Total costs and expenses	3,985	31,359	37,000	2,859	5,354	80,557
Operating income (losses)	4,875	(2,002)	(3,512)	491	(4,933)	(5,081)
Equity in net earnings of unconsolidated real estate joint ventures	1,532	—	—	—	—	1,532
Other (loss) income	(13)	872	—	2	123	984
Foreign exchange loss	—	—	(189)	—	—	(189)
Income (loss) before income taxes	$6,394	(1,130)	(3,701)	493	(4,810)	(2,754)
Total assets	$186,617	139,991	108,952	6,809	90,003	532,372
Expenditures for property and equipment	$—	1,357	270	26	231	1,884
Depreciation and amortization	$—	1,493	819	33	57	2,402
Debt accretion and amortization	$9	44	32	—	—	85
Cash and cash equivalents	$74,412	7,713	523	2,009	29,975	114,632
Real estate equity method investments	$53,666	—	—	—	—	53,666
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$5,535	15,966	48,077	22	(14,025)	55,575

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans, or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance, as well as estimated, provisional, and/or pro forma financial information, is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2022 (the “2022 Annual Report”). These risks and uncertainties also include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including impacts of inflation on our costs and the ability to pass on price increases to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages, increases in interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve raised interest rates throughout 2022 and again in 2023 and signaled that there could be additional rate increases. Increases in interest rates may ultimately result in an economic recession, which would have a material adverse impact on us. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions including higher interest rates, and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.  In light of inflationary conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

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

The risk factors described in the 2022 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Revenue Recognition - Variable Consideration on Trade Sales and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to homebuilders. The Company also recognizes revenue from construction contracts and may (i) earn variable consideration in connection with cost savings on projects or (ii) have its contractor fee reduced if the project costs exceed the guaranteed maximum price of a construction contract. The Company also estimates variable consideration related to unapproved change orders related to construction contracts. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, incentives, cost savings, cost overruns, and unapproved change orders are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions, sales trends and project estimates to complete. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” in the Company’s 2022 Annual Report for a discussion of the Company’s other critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of March 31, 2023, the Company had total consolidated assets of $684.9 million and shareholders’ equity of $342.4 million.

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

Impact of Current Economic Conditions

Headline inflation has eased somewhat to 5.0%, and there has been broad based price increases for goods and services. The Federal Reserve has attempted to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential of further exacerbating inflationary trends, and the impact of recent bank failures has increased economic uncertainty. It is possible that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects.  Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as a majority of development costs are financed with third party debt and capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Although such factors have not yet materially impacted BBXRE’s results of operations, we expect that they may have an adverse impact on BBXRE’s operating results in future periods.

IT’SUGAR has experienced an increase in the cost of inventory and freight, as well as delays in its supply chain associated with inflationary pressures and ongoing disruptions in global supply chains. While IT’SUGAR has generally been able to mitigate the impact of increased costs through increases in the prices of its products, supply chain disruptions have impacted its ability to maintain historical inventory levels at its retail locations. To the extent that costs continue to increase, there is no assurance that IT’SUGAR will be able to continue to increase the prices of its products without significantly impacting consumer demand and its sales volume. Further, following difficulties in maintaining appropriate inventory levels, IT’SUGAR has increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand; however, in light of current economic conditions, including a possible slowdown in consumer demand, such increased inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk for inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates have and will continue to adversely impact Renin’s results. Further, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements as the economy has reopened. In addition, following difficulties in maintaining appropriate inventory levels during 2021, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand. Renin has implemented cost reduction initiatives in an effort to reduce its operating costs over time as part of Renin’s efforts to mitigate the impact of the current economic environment on its business; however, there is no assurance that these efforts will result in the expected cost savings and will not have unanticipated impacts on Renin’s operations, including its ability to meet customer demand. Renin is not expected to be in compliance with its loan covenants as a result of its operating results through April 2023, and as a result, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, and increased competition for qualified employees. A sustained labor shortage or increased turnover rates, whether caused by wage inflation or as a result of general economic conditions, natural disasters or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

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

In light of inflationary conditions, we have taken steps, where possible, to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $95.0 million compared to $75.5 million during the same 2022 period.
●	Income before income taxes of $9.2 million compared to net loss of $(2.8) million during the same 2022 period.
●	Net income attributable to shareholders of $7.9 million compared to a net loss of $(1.8) million during the same 2022 period.
●	Diluted earnings per share of $0.55 compared to a diluted loss per share of $(0.12) for the same 2022 period.

The Company’s consolidated results of operations for the three months ended March 31, 2023 compared to the same 2022 period were significantly impacted by the following:

●	Gains on the consolidation of the Altman Companies and real estate joint ventures; partially offset by
●

A decrease in net profits from BBXRE’s sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 15 developed lots during the 2023 period compared to 44 developed lots during the 2022 period;

●

An increase in the BBX Sweet Holdings loss primarily due to higher occupancy and payroll costs and depreciation expenses, which includes the impact of new store locations opened in 2022 and pre-opening expenses related to new locations opened in 2023;

●

The recognition by Renin of a loss before income taxes of $(3.0) million during the 2023 period compared to a loss before income taxes of $(3.7) million during the 2022 period primarily due to an increase in its gross margin percentage relating primarily to a decrease in labor costs in the 2023 period compared to the 2022 period; and

●

An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2023 period, including the impact of restricted stock awards granted in January 2023 and January 2022; partially offset by

●

A net decrease in equity in net earnings of unconsolidated joint ventures during the 2023 period as compared to the same 2022 period primarily due to homes sales at the Marbella real estate joint venture in 2022 with no home sales in 2023.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
BBX Capital Real Estate	$17,876	6,394	11,482
BBX Sweet Holdings	(2,508)	(1,130)	(1,378)
Renin	(3,031)	(3,701)	670
Other	2,692	493	2,199
Reconciling items and eliminations	(5,839)	(4,810)	(1,029)
Income (loss) before income taxes	9,190	(2,754)	11,944
(Provision) benefit for income taxes	(1,667)	828	(2,495)
Net income (loss)	7,523	(1,926)	9,449
Net loss attributable to noncontrolling interests	380	110	270
Net income (loss) attributable to shareholders	$7,903	(1,816)	9,719

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and as further described below, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies in January 2023. In addition, BBXRE manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE is also currently pursuing investment opportunities in the development of warehouse and logistics facilities and has expanded its operating platform to include a logistics real estate division and an affordable housing division. Further, as market conditions permit, the Altman Companies may also evaluate potential opportunities to develop multifamily apartment communities in new geographical areas, as well as multifamily apartment communities that include affordable housing.

Business Update

Although BBXRE’s operations in 2021 and 2022 benefited from an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates and the availability of debt and equity capital for financing new multifamily apartment developments, as well as investor demand for the acquisition of stabilized multifamily apartment communities, economic and market conditions have deteriorated and are negatively impacting BBXRE’s operations. In particular, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any new financing and have also had an adverse impact on applications for mortgage financing and home sales and the availability of financing. Further, rising interest rates are also adversely impacting the anticipated profitability of existing and prospective development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE is also experiencing a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, which BBXRE believes is also a result of rising interest rates and an overall decline in economic and market conditions. In addition, there has also been (i) significant increases in land, commodity, and labor prices, which has resulted in higher development and construction costs, (ii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances, and (iii) an increase in operating costs related to multifamily apartment communities, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while the property is owned and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these inflationary factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the drastic increase in insurance costs more recently having an additional impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities which will be adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration of the net operating income from multifamily apartment communities as a result of inflationary pressures and decelerating rental growth. Accordingly, these factors may have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms.

As previously discussed in the Company’s 2022 Annual Report, other than the impact of remeasurement gains recognized upon the consolidation of the Altman Companies and various related development projects, as further described below, BBXRE currently expects a significant decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which has resulted in a relative decline in expected monetization of investments in the near future, and (iii) a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects. While there is no assurance that it will be successful in doing so, as previously disclosed, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. However, due to the expected life cycle of these developments, which generally results in the monetization of an investment approximately three years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, rising interest rates, increases in development costs, and a decline in economic and market conditions have adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting BBXRE's investment criteria, and such conditions are expected to adversely impact BBXRE’s plans to deploy capital in investments in new development opportunities.

The Altman Companies and Related Investments

Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, and as further described below, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies in January 2023.

BBXRE’s Ownership in the Altman Companies and Acquisition of Additional Equity Interests in 2023

In connection with the acquisition of a 40% equity interest from Mr. Altman under the terms of the operating agreement of the Altman Companies, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the 10% interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to various terms pursuant to which Mr. Altman may invest in new development projects subsequent to the Acquisition Date.

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has to date continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE will have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed in Note 2 to the Company's financial statements included in Item 1 of this report, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for the Acquisition of the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the three months ended March 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

See Note 2 to the Company's condensed consolidated financial statements included in Item 1 of this report for further detail related to the acquisition of the Altman Companies and the Company’s accounting for the transaction, including the Company’s determination that it should also consolidate as of the Acquisition Date Altman-Glenewinkel Construction LLC (“AGC”), a then partially-owned subsidiary of the Altman Companies which generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by the Altman Companies.

Accounting for Real Estate Joint Ventures Related to the Altman Companies

Prior to the Acquisition Date, BBXRE invested with Mr. Altman in the managing member of real estate joint ventures sponsored by the Altman Companies. Pursuant to the operating agreements of the managing member entities, BBXRE and Mr. Altman shared decision-making authority for all significant operating and financing decisions related to the managing member entities, and as a result, the Company previously accounted for its investments in the managing member of the real estate joint ventures sponsored by the Altman Companies using the equity method of accounting. However, while the governance structures related to these existing real estate joint ventures were not amended in connection with BBXRE’s acquisition of the remaining 50% equity interests in the Altman Companies, BBXRE evaluated these existing joint ventures under the applicable accounting guidance for variable interest entities (“VIEs”) and determined that, as a result of the Company’s acquisition of control of the Altman Companies and the resulting nature of the ongoing relationship between BBXRE and Mr. Altman, the Company was required to consolidate the managing members of the existing real estate joint ventures sponsored by the Altman Companies as of the Acquisition Date.

Further, due to the consolidation of the managing members of the real estate joint ventures sponsored by the Altman Companies, BBXRE evaluated the managing members' investments in each respective real estate joint venture under the applicable accounting guidance for VIEs. Based on the Company’s analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that, while the Company will consolidate the managing member entities, the managing member entities investments in the underlying real estate joint ventures under the equity method of accounting, other than with respect to the Altra Kendall joint venture. With respect to the Altra Kendall joint venture, the Company has determined that the managing member entity should consolidate the Altra Kendall joint venture as of the Acquisition Date.

Pursuant to the applicable accounting guidance for VIEs, the Company accounted for the consolidation of these real estate joint ventures by measuring and recognizing the assets and liabilities associated with the VIEs based upon the principles of the acquisition method of accounting. However, pursuant to such guidance, the Company did not recognize any goodwill related to such VIEs and instead recognized a gain based on the difference between (i) the fair values of the VIEs’ identifiable assets and liabilities and (ii) the aggregate of the fair value of any noncontrolling interests in such VIEs and the carrying amount of the Company’s previously held investments in such VIEs.

See Note 2 to the Company's condensed consolidated financial statements included in Item 1 of this report for further detail related to the consolidation of the existing managing members of real estate joint ventures sponsored by the Altman Companies.

The Company is still in the process of completing its accounting for the consolidation of the Altman Companies and various real estate joint ventures sponsored by the Altman Companies. As a result, the amounts recognized in the Company’s consolidated financial statements related to the Altman Companies and such joint ventures upon the consolidation of these entities, including the non-cash gains recognized during the three months ended March 31, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information related to these entities obtained during the measurement period.

Active Developments Sponsored by the Altman Companies

As of March 31, 2023, BBXRE had investments in seven unconsolidated active developments sponsored by the Altman Companies, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at March 31, 2023	Carrying Value of BBXRE Investment at March 31, 2023
Altis Grand Central	Tampa, Florida	314	Stabilized - 94% Occupied	$687
Altis Ludlam Trail (1)	Miami, Florida	312	Construction Completed - Currently Being Leased	20,332
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	6,503
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	2,360
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	12,058
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	3,672
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	6,033

(1)

The carrying value of BBXRE’s investment at March 31, 2023 includes $11.9 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

As a result of the Company consolidating the managing members of existing development joint ventures sponsored by the Altman Companies, the carrying value of BBXRE’s investments in real estate joint ventures includes investments owned by noncontrolling interests associated with the respective joint ventures.

During the three months ended March 31, 2023, there were no sales of multifamily apartment communities by joint ventures sponsored by the Altman Companies, and the Altman Companies did not commence any new developments.

Organizational Changes at the Altman Companies

The Altman Companies previously operated through the following companies: (i) Altman Development Company (“ADC”), which supervises the design and construction of multifamily apartment communities, (ii) Altman Management Company (“AMC”), which provides property management services to the owners of multifamily apartment communities, including affiliates of the Altman Companies and unrelated third parties, and (iii) AGC, which is the general contractor for the construction of multifamily apartment communities.

In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have received all necessary consents related to the formation of the joint venture as required by various stakeholders, including certain lenders, equity investors, and regulatory agencies with jurisdiction, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million.

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in AGC. Pursuant to the operating agreement of AGC, the Altman Companies had the right to acquire the 40% equity interests in AGC that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interest for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBX Capital Real Estate’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of AGC, in April 2023, the Altman Companies acquired the remaining 40% equity interest in AGC in exchange for a purchase price of $1,000 paid at closing. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of AGC’s working capital as of December 31, 2025. Following the transaction, the Company changed the name of AGC to Altman Builders, LLC.

Business Update

The Altman Companies’ operations in 2021 and 2022 benefited from an increase in demand for multifamily apartment housing in many of the markets in Florida in which it operates, as well as investor demand for the acquisition of stabilized multifamily apartment communities and availability of debt and equity capital for financing new multifamily apartment developments. However, economic and market conditions have deteriorated and are negatively impacting the Altman Companies operations. In particular, the Altman Companies has recently observed (i) a deceleration in the growth of rental rates at its developments, as well a decline in rental rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which would have a negative impact on the sale values of multifamily apartment communities, (iii) a decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are a result of increases in interest rates and a decline in economic and market conditions.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including higher than anticipated interest costs related to debt financing and unanticipated increases in commodities costs, and potential delays in the timing of the completion of projects. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned on these developments would be offset to some extent by various factors, including higher rental rates currently resulting from inflationary factors and demand for multifamily housing, the Altman Companies has moderated prior expectations related to the profitability of these projects in light of (i) rising interest rates, (ii) potential decreases in investor demand and increases in capitalization rates, which would negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, and (iii) continued inflationary pressures, including significant increases in costs, such as property insurance, that are outpacing current growth in rental rates, negatively impacting both the operating results of these communities and the values at which these communities could be sold.

As previously disclosed, during the year ended December 31, 2022, the Altman Companies made a decision not to move forward with several prospective development opportunities and recognized losses related to predevelopment expenditures for such developments based on the determination that such developments no longer met the Altman Companies’ investment criteria due to a combination of (i) significant increases in development costs, including the cost of land, commodities, labor, and property insurance, (ii) supply chain disruptions and material shortages, (iii) the impact of higher interest rates and insurance costs on development costs and the estimated values at which multifamily apartment communities can be sold, and (iv) the increased uncertainty regarding whether increases in rental rates will be available to offset increases in development costs. Further, the decision not to move forward with these projects has begun to and will continue to adversely impact the Altman Companies’ operating results, as these developments were previously anticipated to generate development management and general contractor fees related to such projects.

In addition, the Altman Companies has observed a decline in the availability, as well as increases in the cost, of debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk that the Altman Companies will not be able to identify equity and/or debt financing on acceptable terms, or at all.

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and expected further increases in interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies.

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

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of March 31, 2023:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(130)	(299)	(1,406)
Remaining lots to sell	—	—	—	70	—	70
Lots under contract with homebuilders	—	—	—	(70)	—	(70)
Available lots	—	—	—	—	—	—

(1)

As further described in Note 2 to the Company’s consolidated financial statements included in the 2022 Annual Report, BBXRE generally recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of the lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on such lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3.

As noted in the table above, BBXRE has sold all but 70 lots in the Beacon Lake Community as of March 31, 2023 and is under contract to sell the remaining 70 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community.

However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of March 31, 2023, BBXRE had recognized contingent purchase price receivables totaling $14.0 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	130	1,107
Homes closed	301	425	196	24	946
Homes remaining to close	1	54	—	106	161

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by recent increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has observed a deceleration in the number of prospective homebuyers and home sales, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. In spite of these factors, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an increase in prices for single-family homes; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida.  During the three months ended March 31, 2023, BBXRE recognized $0.7 million in equity earnings from the joint venture. As of March 31, 2023, the joint venture had executed contracts to sell 183 homes in the community and had closed on the sale of 99 homes.

As previously disclosed in the 2022 Annual Report, BBXRE’s other single-family development joint ventures had substantially completed their development activities as of December 31, 2022.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Sales of real estate inventory	$1,772	6,470	(4,698)
Revenue from construction contracts	25,037	—	25,037
Real estate development and management fees	1,611	—	1,611
Interest income	1,974	545	1,429
Net gains on sales of real estate assets	—	1,329	(1,329)
Other revenues	51	516	(465)
Total revenues	30,445	8,860	21,585
Cost of real estate inventory sold	578	2,235	(1,657)
Cost of revenue from construction contracts	24,189	—	24,189
Interest expense	11	—	11
Recoveries from loan losses, net	(600)	(648)	48
Selling, general and administrative expenses	6,240	2,398	3,842
Total costs and expenses	30,418	3,985	26,433
Operating income	27	4,875	(4,848)
Equity in net earnings of unconsolidated real estate joint ventures	1,104	1,532	(428)
Gain on the consolidation of The Altman Companies	6,195	—	6,195
Gain on the consolidation of investment in real estate joint ventures	10,855	—	10,855
Other expense	(305)	(13)	(292)
Income before income taxes	$17,876	6,394	11,482

BBXRE’s income before income taxes for the three months ended March 31, 2023 compared to the same 2022 period increased by 11.5 million primarily due to the following:

●	Gains on the consolidation of the Altman Companies and real estate joint ventures;
●	Net profits of $0.8 million during 2023 associated with net fees earned by AGC; and
●	Higher revenue from real estate development and property management fees earned by subsidiaries of the Altman Companies; partially offset by
●

A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 15 developed lots during the 2023 period compared to 44 developed lots during the 2022 period;

●	A decrease in gains on sales of real estate assets from BBXRE’s legacy portfolio of foreclosed assets;
●	Lower other revenues due to the sale of a golf course in December 2022;
●

A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to the Marbella joint venture’s single-family home sales during the three months ended March 31, 2022, which resulted in the recognition of $1.8 million of equity earnings from BBXRE’s investment in the venture compared to no activity for 2023 as the last units in the project closed in December 2022; and

●	An increase in selling, general and administrative expenses in connection with the consolidation of the Altman Companies.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in over 100 retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States and Canada, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products which also operates several Hoffman’s Chocolates retail locations in South Florida

Overview

IT'SUGAR

As of March 31, 2023, IT’SUGAR was operating approximately 100 retail locations across the United States and Canada.

As previously disclosed IT’SUGAR is focused on leveraging its reputation as a “retailtainment” experience for customers to expand and improve the quality of its store portfolio through the following:

●

Expanding on its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey and the Ala Moana Center in Honolulu, Hawaii);

●

Evaluating additional retail locations in targeted markets in which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates for retail space generally in certain markets;

●

Improving the quality and remaining maturity of its store portfolio by (i) extending the lease terms of its existing successful retail locations, (ii) expanding the size of certain existing retail locations, and (iii) closing retail locations where appropriate or upon the expiration of the lease term; and

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

The following summarizes activities in IT’SUGAR’s store portfolio during the three months ended March 31, 2023:

●

IT’SUGAR opened (i) a new “candy department store” at Fisherman’s Wharf in San Francisco, California, (ii) new retail locations in Oklahoma City, Oklahoma and Dania Beach, Florida, and (iii) relocations of stores at existing locations in Lynnfield, Massachusetts, Austin, Texas, and Pembroke Pines, Florida;

●

IT’SUGAR executed (i) a lease agreement to relocate one of its large format “pop-up” stores at an existing location in Boston, Massachusetts into a larger “candy department store” for an extended lease term and (ii) lease agreements to extend the lease term of various locations; and

●	IT’SUGAR closed three retail locations.

In addition to the above, in April 2023, IT’SUGAR opened new retail locations in Sacramento, California and Baton Rouge, Louisiana. Further, based on currently executed lease agreements, IT’SUGAR currently expects to open an additional four retail locations during the remainder of 2023, including the above mentioned “candy department store” in Boston, Massachusetts and an additional “candy department store” in Miami, Florida. However, while IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for which lease agreements have been executed, IT’SUGAR has recently slowed the pace at which it is executing lease agreements for new locations in light of current economic conditions.

For the first quarter of 2023, IT’SUGAR’s trade sales were $27.6 million as compared to $24.3 million in the same period of 2022, which represents a $3.3 million increase that is primarily attributable to the impact of sales generated in IT’SUGAR’s new and expanded store locations. Further, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, had increased by 3% during the first quarter of 2023 as compared to the same period in 2022 primarily as a result of strong sales in January 2023, which IT’SUGAR believes resulted from a shift in the timing of school "winter break" vacations across North America into the month of January. However, as the first quarter of 2023 progressed and thus far into the second quarter of 2023, IT’SUGAR has experienced a progressive decline in its comparable store sales, which IT’SUGAR currently believes is attributable to the impact of current economic conditions on consumer demand and may also be partially attributable to inclement weather events at various locations in 2023.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR has continued to experience increases in the cost of inventory and freight. While IT’SUGAR was previously able to partially mitigate the impact of increased costs on its selling margins through increases in the prices of its products in 2022, IT’SUGAR’s selling margins have been impacted by rising costs during 2023, particularly as IT’SUGAR has slowed the pace of increases in the prices of its products due to the recent decline in consumer demand. Further, after IT’SUGAR increased inventory levels at its retail locations in 2022 in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it was replenishing inventory in light of the recent slowdown in store sales and general economic uncertainty and volatility.

In addition to the above issues, IT’SUGAR has continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing, including at both its retail locations and its corporate offices. Further, similar to the Company’s other reportable segments, IT’SUGAR is experiencing a significant increase in insurance costs in 2023 as compared to 2022, including a significant increase in property insurance costs upon the renewal of its policies in April 2023.

Las Olas Confections and Snacks

During the three months ended March 31, 2023, Las Olas Confections and Snacks’ revenues increased by 4.7% as compared to its revenue during the same 2022 period. In addition, Las Olas Confections and Snack’s gross margin percentage has continued to improve as a result of its efforts to eliminate products with low margins, improve labor efficiencies in its manufacturing facility, and implement selected increases in prices in response to inflationary pressures on its costs.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Trade sales	$32,725	29,357	3,368
Cost of trade sales	(20,546)	(18,373)	(2,173)
Gross margin	12,179	10,984	1,195
Interest expense	(332)	(247)	(85)
Impairment losses	—	(64)	64
Selling, general and administrative expenses	(14,541)	(12,675)	(1,866)
Total operating losses	(2,694)	(2,002)	(692)
Other income	200	872	(672)
Foreign exchange loss	(14)	—	(14)
Loss before income taxes	$(2,508)	(1,130)	(1,378)
Gross margin percentage	37.22%	37.42%	(0.20)%
SG&A as a percent of trade sales	44.43%	43.18%	1.25%
Expenditures for property and equipment	$5,069	1,357	3,712
Depreciation and amortization	$1,802	1,493	309
Debt accretion and amortization	$6	44	(38)
Pre opening and closing expenses	$465	133	332
ASC 842 straight line rent adjustments	$181	299	(118)

BBX Sweet Holdings’ loss before income taxes for the three months ended March 31, 2023 was $(2.5) million compared to $(1.1) million during the same 2022 period. The increase in the loss before income taxes was primarily due to the following:

●

An increase in IT’SUGAR’s loss before income taxes as a result of (i) higher occupancy and payroll costs and depreciation expenses, which includes the impact of new store locations opened in 2022, (ii) pre-opening expenses related to new locations and (iii) a decline in selling margin percentage, partially offset by higher sales and gross margin, which is primarily attributable to the impact of new and expanded store locations; and

●

The recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period as a result of the Company’s sale of the Hoffman’s Chocolates manufacturing facility in Greenacres, Florida; partially offset by:

●

The recognition of income before income taxes by Las Olas Confections and Snacks in the 2023 period as compared to a loss in the 2022 period, which reflects its efforts to eliminate products with low margins, improve labor efficiencies in its manufacturing facility, and implement selected increases in prices in response to inflationary pressures on its costs.

Information regarding the results of operations for IT’SUGAR for the three months ended March 31, 2023 and 2022 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Trade sales	$27,597	24,255	3,342
Cost of trade sales	(16,792)	(14,130)	(2,662)
Gross margin	10,805	10,125	680
Interest expense	(277)	(176)	(101)
Impairment losses	—	(64)	64
Selling, general and administrative expenses	(12,746)	(10,938)	(1,808)
Total operating losses	(2,218)	(1,053)	(1,165)
Other income	151	32	119
Foreign exchange loss	(15)	—	(15)
Loss before income taxes	$(2,082)	(1,021)	(1,061)
Gross margin percentage	39.15%	41.74%	(2.59)%
SG&A as a percent of trade sales	46.19%	45.10%	1.09%

The table above reflecting IT’SUGAR’s standalone results of operations excludes an accrual related to a long term incentive compensation plan implemented by BBX Sweet Holdings for certain of IT’SUGAR’s executives. The expense related to the long term incentive plan, which is reflected in BBX Sweet Holdings’ consolidated results, was $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

Business Update

During the three months ended March 31, 2023, Renin’s sales decreased by 16% as compared to the same period in 2022, which primarily reflects a decrease in sales in its retail channel. Its retail channel comprised approximately 65% of its gross sales for the 2023 period as compared to approximately 71% for the same period in 2022. As previously disclosed, Renin’s sales volumes in 2023 have continued the decline that Renin experienced in 2022, and to some extent, such declines have accelerated. With respect to the decline in customer demand, Renin believes that the decline is attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Although Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers in an effort to offset the impact of a decline in customer demand for its existing products. Renin does not currently expect that such efforts will sufficiently mitigate the impact of a decline in customer demand for its existing products, particularly if the current decline in sales volumes continues for the foreseeable future.

While sales declined, Renin’s gross margin marginally improved during the three months ended March 31, 2023 as compared to the same period in 2022, which reflects an increase in Renin’s gross margin percentage from 5.1% during the 2022 period to 7.0% during the 2023 period. The improvement in Renin’s gross margin percentage reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects various initiatives recently implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters.

Although Renin has taken steps intended to mitigate the risks it faces and is evaluating additional courses of action to further mitigate such factors, Renin currently expects that its operating results will continue to be adversely impacted in 2023, particularly if the currently observed declines in sales volumes continue. Further, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases can be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs. Renin may be required to implement additional price decreases, particularly if customers in its retail channels determine that a decline in selling prices to consumers are necessary to increase demand.

In addition, lower customer demand, supply chain disruptions, and Renin's effort to mitigate inflationary cost pressures have had and may continue to have other negative impacts on Renin’s operations. In particular, while Renin has thus far observed improvements in its gross margin percentage as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations, including resource constraints and unforeseen disruptions resulting from operational changes. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is actively rationalizing and lowering its inventory levels in order to reduce its investment in working capital; however, such efforts could disrupt its ability fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

Renin is also negatively impacted by increases in interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the "TD Bank credit facility") to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. The credit facility was subject to amendments during 2021 and 2022, which among other things, (i) provided a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provided temporary relief from certain of the financial covenants under the credit facility, (iii) included an additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modified the interest rates applicable to borrowings under the facility, and (v) waived certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and while TD Bank continued to allow Renin to utilize its revolving line of credit, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

On February 3, 2023, the TD Bank credit facility was further amended effective January 31, 2023 to, among other things, (i) temporarily increase the availability under the revolving line of credit from $20.0 million to $22.0 million from January 1, 2023 through December 31, 2023, (ii) require $8.0 million of funding from BBX Capital (including amounts funded by BBX Capital during the period from December 2022 through the date of the amendment) to provide Renin funds to prepay the term loan by no less than $1.5 million and to provide additional working capital to Renin, (iii) waive Renin’s non-compliance with the financial covenants under the credit facility through the date of the amendment, (iv) establish a financial covenant requiring Renin to meet minimum levels of specified operating results from January 2023 through December 2023, (v) redefine the maximum total leverage ratio financial covenant under the credit facility and waive the requirement to comply with the covenant until January 1, 2024, (vi) waive the requirement to comply with the fixed charge coverage ratio financial covenant under the credit facility until January 1, 2024, and (vii) amend the modification period to the later of December 31, 2023 or upon Renin’s compliance with specified financial covenant ratios. The amendment also reduced the interest rates on amounts outstanding under the credit facility during the modification period to (i) the Canadian Prime Rate plus a spread of 2.875% per annum, (ii) the United States Base Rate plus a spread of 2.50% per annum, or (iii) Term SOFR or Canadian Bankers’ Acceptance Rate plus a spread of 4.375% per annum. Under the terms of the amendment, the Term SOFR Rate for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum. However, the amendment also increased the interest rates on amounts outstanding under the credit facility by 50 basis points per annum during any periods in which the loan is in default.

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment in February 2023, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. Renin elected to use a portion of such funds to prepay $2.5 million of the term loan.

As of March 31, 2023, Renin was in compliance with the financial covenants under the TD Bank Credit Facility. However, as a result of the impact of the decline in customer demand on Renin’s operating results through April 2023, Renin does not expect to remain in compliance with the covenant that requires Renin to meet certain minimum levels of specified operating results through April 2023 and has notified TD Bank that it does not expect to remain in compliance with the covenants under the facility. If Renin again falls out of compliance and is unable to obtain additional waivers or modifications of the credit facility, Renin may lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Impairment Testing

As described in the consolidated financial statements included in the Company’s 2022 Annual Report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the three months ended March 31, 2023, the Company considered the factors discussed in this report, including the more recent decline in Renin’s sales, to assess whether it should test Renin’s goodwill for potential impairment on an interim basis. In this regard, while the recent decline in sales has negatively impacted the Company’s outlook for Renin’s operating results in the near term, Renin’s gross margin percentage, which has been the most significant factor negatively impacting Renin’s operating results for the past two years, has shown signs of improvement based on lower freight costs and cost saving initiatives implemented by Renin. Further, as described above, Renin is currently evaluating and implementing additional cost saving measures intended to mitigate the recent decline in customer demand and align its cost structure with its sales volumes. Accordingly, as the expected duration of the recent decline in customer demand is uncertain and the Company’s prior estimate of the fair value of Renin was well in excess of its carrying amount, the Company has currently concluded that it not more likely than not that the fair value of Renin is less than its carrying amount. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations, (ii) a material longer term or permanent decline in demand for Renin’s products, and/or (iii) Renin being unable to increase its market share in various products.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Trade sales	$27,976	33,488	(5,512)
Cost of trade sales	(26,007)	(31,774)	5,767
Gross margin	1,969	1,714	255
Interest expense	(1,121)	(566)	(555)
Selling, general and administrative expenses	(3,848)	(4,660)	812
Total operating loss	(3,000)	(3,512)	512
Other income	1	—	1
Foreign exchange loss	(32)	(189)	157
Loss before income taxes	$(3,031)	(3,701)	670
Gross margin percentage	7.04%	5.12%	1.92%
SG&A as a percent of trade sales	13.75%	13.92%	(0.17)%
Expenditures for property and equipment	$284	270	14
Depreciation and amortization	$867	819	48
Debt accretion and amortization	$42	32	10

Renin’s loss before income taxes for the three months ended March 31, 2023 was $(3.0) million compared to a net loss of $(3.7) million during the same 2022 period. The decrease in Renin's loss before income taxes was primarily due to the following:

●

An improvement in Renin’s gross margin and gross margin percentage as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and various initiatives recently implemented in an effort to reduce costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023; and

●

A decrease in selling, general, and administrative expenses primarily due to lower labor costs in 2023 resulting from headcount reductions in Renin’s facility located in Montreal, Canada and the impact of accrued severance associated with a former executive in 2022; partially offset by

●	A significant decrease in Renin’s trade sales, which primarily reflects a decrease in sales in its retail channel as a result of a decline in customer demand; and
●

An increase in interest expense associated with (i) rising rates on Renin’s variable rate debt, (ii) an increase in interest rates from the modification of the TD Bank credit facility in May 2022, and (iii) interest expense associated with BBX Capital’s loan to Renin.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provides risk management advisory services to the Company and its affiliates, including Bluegreen Vacations Holding Corporation ("Bluegreen Vacations"), and previously acted as an insurance agent for the Company, its affiliates, and other third parties.

During the three months ended March 31, 2023 and 2022, the Company recognized income before income taxes related to these other businesses of $2.7 million and $0.5 million, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the three months ended March 31, 2023.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three months ended March 31, 2023 and 2022 were $7.0 million and $5.6 million, respectively. During the three months ended March 31, 2023 and 2022, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three months ended March 31, 2023 compared to the same periods in 2022 reflect higher executive compensation, including $0.3 million in share-based compensation expense from restricted stock awards granted in January 2023.

Interest Income

BBX Capital’s interest income for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.6 million, respectively, which includes interest income on its note receivable from Bluegreen Vacations and interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR that was eliminated in consolidation.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income or loss before income taxes reduced by net income or loss attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items such as the gains on the consolidation of the Altman Companies and real estate joint ventures as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for the three months ended March 31, 2023 was approximately 8% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. The Company’s effective income tax rate for the three months ended March 31, 2022 was approximately 32%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net loss attributable to noncontrolling interests during the three months ended March 31, 2023 was $380,000 reflecting losses from the Company's noncontrolling interests in consolidated real estate joint ventures and IT’SUGAR, partially offset by income attributed to a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows used in operating activities	$(13,657)	(8,352)
Cash flows (used in) provided by investing activities	(9,910)	3,706
Cash flows provided by financing activities	1,523	1,233
Net decrease in cash, cash equivalents and restricted cash	$(22,044)	(3,413)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$106,287	115,632

Cash Flows from Operating Activities

The Company’s cash from operating activities decreased by $5.3 million during the three months ended March 31, 2023 compared to the same 2022 period primarily due to (i) a decrease in accrued expenses, and (ii) lower accounts payable, partially offset by lower operating losses at Renin.

Cash Flows from Investing Activities

The Company’s cash from investing activities decreased by $13.6 million during the three months ended March 31, 2023 compared to the same 2022 period primarily due to (i) the purchase of $44.4 million of marketable securities, (ii) higher purchases of property and equipment in 2022, which includes the impact of capital expenditures related to IT’SUGAR’s new retail locations, and net cash paid for the acquisition of the Altman Companies, partially offset by; (i) $29.1 million of cash acquired in connection with the consolidation of real estate joint ventures, and (ii) redemptions of securities available for sale.

Cash Flows from Financing Activities

The Company’s cash from financing activities increased by $0.3 million during the three months ended March 31, 2023 compared to the same 2022 period primarily due to contributions from real estate joint ventures noncontrolling interests, partially offset by higher revolving line of credit loan repayments by Renin during the 2023 period compared to the same 2022 period.

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

Commitments

The Company’s material commitments as of March 31, 2023 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of March 31, 2023 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$7,790	29,140	440	1,233	(221)	38,382
Noncancelable operating leases	19,705	47,880	38,323	61,651	—	167,559
Payment for purchase of an additional 10% interest in the Altman Companies (3)	—	—	—	2,400	—	2,400
Total contractual obligations	27,495	77,020	38,763	65,284	(221)	208,341
Interest Obligations (2)(4)
Notes payable and other borrowings	2,087	4,066	113	986	—	7,252
Total contractual interest	2,087	4,066	113	986	—	7,252
Total contractual obligations	$29,582	81,086	38,876	66,270	(221)	215,593

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by the Altman Companies.
(2)

Obligations under Renin’s TD Bank credit facility are presented based on the scheduled principal payments and stated maturity date of October 2025, as amended by the amendment to the loan agreement executed in February 2023. As previously discussed, Renin expects that it may fall out of compliance with the financial covenants under the credit facility. In the event that Renin falls out of compliance with such covenants, TD Bank’s remedies include the acceleration of amounts outstanding under the facility, and such acceleration would contractually obligate Renin to repay such amounts ahead of the scheduled repayment dates contemplated in the loan agreement. If Renin is required to repay all or a portion of its borrowings under the facility, such repayment would have a material adverse effect on the Company’s liquidity and financial position.

(3)

The $2.4 million represents the amount owed by BBXRE to Mr. Altman following BBXRE’s acquisition of the Altman Companies in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies or November 30, 2028.

(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash, cash equivalents, and short-term investments of approximately $142.6 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition to these sources of liquidity, the Company expects to receive quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off of the Company from Bluegreen Vacations. The original principal amount of the note was $75.0 million. However, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance. Further, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. As a result, as of March 31, 2023, the outstanding balance of the note was $50.0 million, which has been further reduced to $35.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

With respect to the discounted prepayment of $15.0 million of the principal balance of the promissory note due from Bluegreen Vacations, while the Company believes that it has sufficient liquidity to fund its overall operations, management determined that it was prudent to monetize a portion of the note in light of current economic conditions, particularly since management desires to allow its principal holdings, such as BBX Capital Real Estate, to retain cash generated by them for the purposes of future capital deployment.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities, including the potential repurchase of its common stock. However, as discussed above, the Company’s management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of inflationary trends, higher interest rates, and general economic conditions and may make a determination that it will not provide additional funding or capital to one of more of its subsidiaries.

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased during the three months ended March 31, 2023. The Company remained authorized under the share repurchase program to purchase up to $13.9 million of shares of the Company's Class A and Class B Common Stock as of March 31, 2023.

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

Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected that any profits generated for BBXRE through the Altman Companies will primarily be through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE will be required to fund the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. As previously discussed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies expects to incur predevelopment expenditures in 2023 in order to identify new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline. As a result, BBXRE currently anticipates that it will invest in excess of $10.0 million in the Altman Companies and certain related joint ventures during the remaining nine months of 2023 for planned predevelopment expenditures, ongoing operating costs, and potential operating shortfalls related to certain projects, and other than contributions to certain existing development projects for which the equity contributions to the joint ventures are expected to be funded over time, BBXRE does not currently expect to invest material amounts in the managing member of new development joint ventures during the during the remaining nine months of 2023 based on its current pipeline of new potential development projects. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics Properties

BBXRE currently expects that it may invest in excess of $10.0 million in its logistics real estate division during the remaining nine months of 2023 for investments in new developments, predevelopment expenditures, and ongoing operating costs.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur in excess of $10.0 million of capital expenditures during the remaining nine months of 2023 to fund construction costs associated with new retail locations and the expansion of existing retail locations.

Renin

During the years ended December 31, 2022 and 2021, BBX Capital provided funds to Renin at various times to provide additional liquidity for working capital, make partial prepayments on Renin’s term loan with TD Bank, and fund certain one-time expenditures, including payments to settle a dispute with a supplier and costs related to the transition of operations from a facility in Montreal, Canada to its other facilities.

In February 2023, BBX Capital made a $7.0 million capital contribution to Renin in order to fund a $2.5 million partial prepayment of Renin's term loan with TD Bank and to provide additional liquidity for working capital requirements and as of March 31, 2023, the aggregate amount outstanding under Renin's TD Bank credit facility was $30.2 million. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of March 31, 2023, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Bank (“TD Bank”) Revolving Line of Credit

Renin’s TD Bank Credit Facility includes a revolving line of credit that currently provides for availability of up to $22.0 million through December 31, 2023, at which time the availability will be $20.0 million through the maturity of the facility in October 2025. As of March 31, 2023, the outstanding amount under the revolving line of credit was $18.9 million, and the effective interest rate was 9.1%.

As of March 31, 2023, Renin was in compliance with the financial covenants under the TD Bank Credit Facility. However, as a result of the expected impact of the decline in customer demand and other factors on Renin’s operating results through April 2023, Renin does not expect to remain in compliance with the covenant that requires Renin to meet certain minimum levels of specified operating results through April 2023 and has notified TD Bank that it does not expect to remain in compliance with the covenants under the facility. If Renin again falls out of compliance and is unable to obtain additional waivers or modifications of the credit facility, Renin may lose the availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings from TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that matures in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under amended facility bear continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of March 31, 2023, the outstanding amount under the credit facility was $2.5 million, and the effective interest rate was 8.25%.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR credit facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR credit facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE pledged a $5.0 million certificate of deposit at Regions Bank to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants. As of March 31, 2023, the outstanding amount under the credit facility was $2.5 million, and the effective interest rate was 6.25%.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies has a credit facility with Comerica Bank (the “Altman LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of the Altman Companies up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman LOC Facility expires in April 2024 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2024 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2024. The Altman LOC Facility is guaranteed by ABBX.

As of March 31, 2023, the Altman Companies had seven letters of credit outstanding under the facility with an aggregate balance of $1.7 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of March 31, 2023 and 2022, the Company’s investments in these joint ventures totaled $56.1 million and $49.4 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is approximately $66.1 million. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2022 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company consolidated the Altman Companies, including AGC, in its financial statements in January 2023, and management is in the process of documenting, evaluating, integrating and making changes to the Altman Companies’ internal control over financial reporting. As a result, management has not had sufficient time to conduct a complete assessment of the Altman Companies’ internal control over financial reporting. The Altman Companies’ total revenues and total assets represented 32.8% and 11.8%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the three months ended March 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our 2022 Annual Report.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2022 Annual Report.

Item 6. Exhibits

Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

May 10, 2023	By: /s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer
and President

May 10, 2023	By: /s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer