Form 10-Q
period 2023-06-30
BBX Capital, Inc.
filed 2023-08-09
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2023 is as follows:

Class A Common Stock of $.01 par value, 11,423,543 shares outstanding.
Class B Common Stock of $.01 par value, 3,860,618 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents ($7,439 in 2023 in variable interest entities (VIEs))	$81,469	127,581
Restricted cash ($10,236 in 2023 in VIEs)	16,754	750
Securities available for sale, at fair value	61,436	18,548
Trade accounts receivable, net	20,790	19,665
Construction contracts receivable, net	10,760	—
Trade inventory, net	42,484	48,866
Real estate ($3,874 in 2023 and $4,443 in 2022 held for sale and $37,771 in 2023 in VIEs)	54,323	12,345
Investments in and advances to unconsolidated real estate joint ventures ($44,032 in 2023 in VIEs)	61,189	49,415
Note receivable from Bluegreen Vacations Holding Corporation	35,000	50,000
Property and equipment, net	39,421	35,140
Goodwill	52,291	18,414
Intangible assets, net	28,119	29,405
Operating lease assets	117,751	110,082
Deferred tax asset, net	2,506	4,259
Contract assets	33,598	16,918
Other assets ($1,225 in 2023 in VIEs)	15,835	21,453
Total assets	$673,726	562,841
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($33 in 2023 in VIEs)	$25,518	17,371
Accrued expenses	30,211	34,985
Contract liabilities	36,339	861
Other liabilities	3,277	5,297
Operating lease liabilities	135,686	126,842
Notes payable and other borrowings	37,839	38,543
Total liabilities	268,870	223,899
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	9,778	4,414
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,629,613 in 2023 and 10,629,613 in 2022	106	106
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,723,932 in 2023 and 3,723,932 in 2022	37	37
Additional paid-in capital	315,108	312,978
Accumulated earnings	19,864	20,358
Accumulated other comprehensive income	1,201	823
Total shareholders' equity	336,316	334,302
Noncontrolling interests	58,762	226
Total equity	395,078	334,528
Total liabilities and equity	$673,726	562,841

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Trade sales	$61,203	72,585	124,917	138,334
Sales of real estate inventory	4,445	8,737	6,217	15,207
Revenue from construction contracts	36,574	—	61,611	—
Real estate development and property management fees	2,636	—	4,247	—
Interest income	1,674	1,221	4,191	2,370
Net gain on sales of real estate assets	—	—	—	1,329
Other revenue	312	1,150	659	1,929
Total revenues	106,844	83,693	201,842	159,169
Costs and expenses:
Cost of trade sales	44,927	55,598	92,334	106,604
Cost of real estate inventory sold	959	3,878	1,537	6,113
Cost of revenue from construction contracts	38,129	—	62,318	—
Interest expense	700	509	1,435	1,045
Recoveries from loan losses, net	(2,507)	(3,289)	(3,107)	(3,937)
Impairment losses	—	—	—	64
Selling, general and administrative expenses	34,306	30,061	68,084	57,425
Total costs and expenses	116,514	86,757	222,601	167,314
Operating losses	(9,670)	(3,064)	(20,759)	(8,145)
Equity in net earnings of unconsolidated real estate joint ventures	728	19,154	1,832	20,686
Gain on the consolidation of The Altman Companies	—	—	6,195	—
Gain on the consolidation of investment in real estate joint ventures	27	—	10,882	—
Other income	716	103	2,887	1,087
Foreign exchange (loss) gain	(488)	357	(534)	168
(Loss) income before income taxes	(8,687)	16,550	503	13,796
Benefit (provision) for income taxes	1,292	(6,161)	(375)	(5,333)
Net (loss) income	(7,395)	10,389	128	8,463
Net (income) loss attributable to noncontrolling interests	(606)	66	(226)	176
Net (loss) income attributable to shareholders	$(8,001)	10,455	(98)	8,639
Basic (loss) earnings per share	$(0.56)	0.68	(0.01)	0.56
Diluted (loss) earnings per share	$(0.56)	0.68	(0.01)	0.56
Basic weighted average number of common shares outstanding	14,354	15,471	14,354	15,473
Diluted weighted average number of common shares outstanding	14,354	15,471	14,354	15,491
Net (loss) income	$(7,395)	10,389	128	8,463
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(23)	(45)	4	(91)
Foreign currency translation adjustments	363	(378)	374	(214)
Other comprehensive income (loss), net	340	(423)	378	(305)
Comprehensive (loss) income, net of tax	(7,055)	9,966	506	8,158
Comprehensive (income) loss attributable to noncontrolling interests	(606)	66	(226)	176
Comprehensive (loss) income attributable to shareholders	$(7,661)	10,032	280	8,334

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

 For the Three Months Ended June 30, 2023 and 2022

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, March 31, 2022	11,808	3,667	$118	37	311,344	7,357	1,954	898	321,708
Net income excluding $82 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	10,455	—	(148)	10,307
Other comprehensive loss	—	—	—	—	—	—	(423)	—	(423)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(252)	—	—	(252)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Purchase and retirement of common stock	(16)	—	—	—	—	(121)	—	—	(121)
Share-based compensation	—	—	—	—	955	—	—	—	955
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, March 31, 2023	10,629	3,724	$106	37	313,995	27,361	861	56,749	399,109
Net loss excluding $122 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(8,001)	—	484	(7,517)
Other comprehensive income	—	—	—	—	—	—	340	—	340
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,390	1,390
Share-based compensation	—	—	—	—	1,113	—	—	139	1,252
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

 For the Six Months Ended June 30, 2023 and 2022

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $11 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	8,639	—	(187)	8,452
Other comprehensive loss	—	—	—	—	—	—	(305)	—	(305)
Accretion of noncontrolling interest	—	—	—	—	—	(305)	—	—	(305)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(251)	(251)
Purchase and retirement of common stock	(16)	—	—	—	—	(121)	—	—	(121)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,711	—	—	—	1,711
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, At December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net loss excluding $83 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(98)	—	309	211
Other comprehensive income	—	—	—	—	—	—	378	—	378
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,990	55,990
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,147	2,147
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(159)	(159)
Share-based compensation	—	—	—	—	2,130	—	—	249	2,379
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$128	8,463
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recoveries from loan losses, net	(3,107)	(3,937)
Depreciation, amortization and accretion	6,282	5,201
Net loss (gain) on sales of real estate and property and equipment	91	(2,117)
Equity in net earnings of unconsolidated real estate joint ventures	(1,832)	(20,686)
Return on investment in unconsolidated real estate joint ventures	2,464	22,698
Gain on the consolidation of real estate joint ventures	(10,882)	—
Gain on the consolidation of The Altman Companies	(6,195)	—
Impairment losses	—	64
Share-based compensation expense	2,403	1,735
Provision (recovery) for excess and obsolete inventory	271	(967)
Changes in operating assets and liabilities:
Deferred income tax asset, net	1,753	(470)
Trade accounts receivable	(416)	6,006
Construction contracts receivable	4,024	—
Trade inventory	6,111	(13,512)
Real estate	1,230	2,513
Operating lease assets and operating lease liabilities	821	844
Contract assets	5,514	1,267
Other assets	9,268	(1,041)
Accounts payable	(13,018)	2,950
Accrued expenses	(15,276)	(3,622)
Contract liabilities	2,991	—
Other liabilities	(569)	213
Net cash (used in) provided by operating activities	(7,944)	5,602
Investing activities:
Return of investment in unconsolidated real estate joint ventures	2,353	3,861
Investments in unconsolidated real estate joint ventures	(6,766)	(4,647)
Purchases of securities available for sale	(68,862)	—
Redemptions of securities available for sale	26,800	—
Proceeds from repayment of loans receivable	3,462	4,147
Proceeds from sales of real estate held-for-sale	—	3,937
Proceeds from sales of property and equipment	—	2,741
Proceeds from the repayment of Bluegreen Vacations note receivable	14,070	—
Additions to real estate held-for-sale and held-for-investment	(9,299)	(167)
Purchases of property and equipment	(9,060)	(5,950)
Cash acquired in the consolidation of real estate joint ventures	29,147	—
Cash paid for The Altman Companies acquisition, net of cash received	(3,945)	—
Decrease in cash from other investing activities	(9)	(8)
Net cash (used in) provided by investing activities	(22,109)	3,914

(Continued)

	For the Six Months Ended
	June 30,
	2023	2022
Financing activities:
Repayments of notes payable and other borrowings	(7,435)	(14,336)
Proceeds from notes payable and other borrowings	5,501	4,990
Purchase and retirement of Class A and Class B Common Stock	—	(121)
Payments for debt issuance costs	(109)	—
Contributions from noncontrolling interests	2,147	43
Distribution to noncontrolling interests	(159)	(251)
Net cash used in financing activities	(55)	(9,675)
Decrease in cash, cash equivalents and restricted cash	(30,108)	(159)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$98,223	118,886

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$1,359	829
Income taxes paid	7,213	12,560
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	277
Assumption of Community Development District Bonds by homebuilders	954	2,189
Operating lease assets obtained in exchange for new operating lease liabilities	18,688	19,162
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	81,469	118,136
Restricted cash	16,754	750
Total cash, cash equivalents and restricted cash	$98,223	118,886

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

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates, including Bluegreen Vacations Holding Corporation ("Bluegreen Vacations"), and which, prior to February 2023, acted as an insurance agent for the Company, its affiliates, and other third parties. In February 2023, substantially all of the assets of its insurance agency business were sold to an unaffiliated third party.

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

Use of Estimates

The preparation of financial statements prepared in conformity with GAAP require the Company to make estimates and assumptions, including assumptions about current and future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, a possible recession, and pandemic and public health issues, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Significant Accounting Policies

Construction Contracts Receivable

Contracts receivable include billed and unbilled amounts for services provided to customers for which the Company has an unconditional right to payment. Billed and unbilled amounts for which payment is contingent on anything other than the passage of time are included in contract assets and contract liabilities on a contract-by-contract basis. When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract, it does not meet the criteria to be included in contracts receivable until the contingent obligation is satisfied. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The Company generally requires payment from its construction contract customers within a term of 30 days less an amount withheld for retainage. Retainage is paid in accordance with contract terms, which is generally upon reaching significant milestones or upon completion of the contract.

Contract Assets and Contract Liabilities

The timing of when the Company bills its customers on construction and development contracts is generally dependent upon agreed-upon contractual terms, which may include the completion of certain phases of the work, or when services are provided. When billings occur subsequent to revenue recognition as a result of contingencies, such billings are recorded in unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time are classified as contracts receivable. Retainage subject to conditions other than the passage of time do not meet the definition of a receivable and are therefore included in contract assets and contract liabilities. Contractor and development fees received from customers, but not yet billed or recognized as revenue are reflected as contract liabilities, and contractor and development fees recognized as revenue and not yet billed are reflected as contract assets. Retainage receivable and retainage payable subject to conditions, such as the completion of the project, are contract assets or contract liabilities. Uninstalled materials and deposits for materials are included in contract assets as the Company receives funds from the customer to purchase materials or to fund a deposit for the purchases of materials.

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

Cost of revenue from construction contracts earned include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Costs related to significant uninstalled materials, re-work, or scrap are generally excluded from the cost-to-cost measure of progress, as they are not proportionate to the Company’s progress in satisfying the performance obligation to its customers.

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

Real Estate Development and Management Fees

Development management fees represent revenue earned from providing oversight and consultation services to affiliated entities related to the development of multifamily apartment communities, while management fees represent revenue earned from the management of multifamily apartment communities for affiliated joint venture entities and third parties.

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

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) rising interest rates. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant liquidity. As of June 30, 2023, the Company’s consolidated cash and cash equivalent balances were $81.5 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $61.4 million.

Current inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential of further exacerbating inflationary trends. The recent bank failures and the banking liquidity crisis have increased the possibility that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Increased rates have had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors have begun to impact BBXRE’s results of operations, and we expect that they could continue to have an adverse impact on its operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR was experiencing significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates are also adversely impacting Renin’s results. In addition, as a result of issues relating to maintaining appropriate inventory levels, Renin increased its inventory levels in an effort to ensure that it can meet consumer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. In addition, the impacts of these factors have negatively impacted Renin’s ability to comply with covenants under its credit facility with TD Bank, and based on its operating results, Renin is again not in compliance with certain of the financial covenants under the facility. Renin is currently in discussions with TD Bank to update or waive certain of the loan covenants under the credit facility. As a result of its noncompliance, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company's operations which were adopted as of January 1, 2023:

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard is an update to Topic 805 requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquirer had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This statement was effective for the Company on January 1, 2023, and interim periods within that fiscal year. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

There were no recent Standards Updates issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company's operations. The Company has adopted all relevant FASB pronouncements and guidance as of June 30, 2023.

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

On January 31, 2023 (the “Acquisition Date”), BBXRE closed on the acquisition of the additional 40% equity interests in the Altman Companies for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount is being determined by BBXRE and Mr. Altman and may result in the payment of additional consideration to Mr. Altman or a refund to BBXRE. Further, as a result of the closing of financing for the development of Altis Twin Lakes in May 2023, BBXRE owes Mr. Altman an additional $0.6 million in reimbursements for predevelopment expenditures previously incurred by the Altman Companies.

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, Mr. Altman is remaining employed by the Altman Companies, and the $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to any new development projects commencing subsequent to the Acquisition Date:

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

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company remeasured the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the six months ended June 30, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

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

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies on the Acquisition Date and its right to acquire the remaining 40% equity interests in AGC for nominal cash consideration as of the Acquisition Date, the Company determined that it had a controlling financial interest in AGC as of Acquisition Date and should consolidate the assets and liabilities associated with AGC in connection with the consolidation of the Altman Companies on the Acquisition Date. The Company accounted for the closing on the acquisition of the remaining 40% equity interests in AGC as a transaction between equity holders. Further, based on the Company’s evaluation of the facts and circumstances surrounding the arrangement, the Company accounted for the contingent amount payable to the former owner of the remaining 40% equity interests in AGC as an expense for AGC in return for ongoing services being provided by the former owner subsequent to the transaction.

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

Cash	$4,095
Restricted cash	113
Construction contracts receivable	14,784
Trade receivables	709
Real estate	3,867
Due from related parties	2,315
Property and equipment	94
Contract assets	22,194
Other assets	2,397
Total assets acquired	50,568
Accounts payable	(14,397)
Accrued expenses	(5,501)
Due to related parties	(175)
Contract liabilities	(32,259)
Notes payable and other borrowings	(2,100)
Total liabilities assumed	(54,432)
Fair value of identifiable net assets	(3,864)
Cash consideration paid to seller	8,153
Consideration payable to seller	1,562
Predevelopment costs payable to seller	550
Writeoff of Altman Companies receivable	1,780
Fair value of previously held equity interest in the Altman Companies	17,968
Goodwill	$33,877

Gain on the consolidation of the Altman Companies (1)	$6,195

(1)	The provisional gain is comprised of the remeasurement of the Company’s previously held 50% equity interest in the Altman Companies at fair value at the Acquisition Date.

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

As management is still in the process of completing its accounting for the acquisition of the Altman Companies and related valuation analyses, the Company’s accounting for the business combination is not complete as of the date of this report. As a result, the amounts reported in the above table, including the estimated fair value of the Company’s previously held interest in the Altman Companies as of the Acquisition Date and the related remeasurement gain recognized by the Company during the six months ended June 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

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

Consideration Transferred – The consideration transferred includes $8.1 million of the cash consideration paid to Mr. Altman on the Acquisition Date and the $2.4 million deferred amount payable to Mr. Altman. The $2.4 million deferred amount payable to Mr. Altman was measured at its estimated fair value of $1.6 million using the income approach by discounting the forecasted cash payment in November 2028 using an estimated market discount rate.

Noncontrolling Interest – As of the Acquisition Date, the outstanding noncontrolling interest in the Altman Companies was comprised of the noncontrolling interest in AGC. As a result of the Altman Companies' rights to acquire the noncontrolling interest in AGC for nominal cash consideration at closing pursuant to the terms of the operating agreement of AGC, the Company assigned no material value to the noncontrolling interest in AGC.

Remeasurement of Existing Investment in the Altman Companies – Pursuant to the acquisition method of accounting, the Company was required to remeasure the carrying value of its existing equity interests in the Altman Companies at fair value as of the Acquisition Date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the preliminary fair value of its previously held investment in the Altman Companies as of the Acquisition Date. The Company’s discounted cash flow methodology established an estimate of the fair value of the Altman Companies by estimating the present value of the projected future cash flows to be generated from the Altman Companies. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with the Altman Companies. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of the Company’s existing equity interest in the Altman Companies were the terminal value, the discount rate, and the forecast of future cash flows, including the profits expected to be generated from future development projects and the number of development projects expected to be originated by the Altman Companies on an annual basis in future periods. In addition, the estimated preliminary fair value of the Company’s existing equity interest in the Altman Companies assumed that the estimated fair value of AGC was primarily attributable to the Altman Companies due to its ability to acquire the remaining 40% ownership of AGC for nominal cash consideration as of the Acquisition Date.

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

Operating Results for the Altman Companies

The results of operations of the Altman Companies are included in the Company’s condensed consolidated statement of operations and comprehensive income for the three and five months ended June 30, 2023 and are included in the Company’s condensed consolidated statement of operations and comprehensive income as equity in net earnings of unconsolidated real estate joint ventures for the one month ended January 31, 2023 and the three and six months ended June 30, 2022. The following table shows the Altman Companies total revenues and income before income taxes for the dates indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$51,901	—	83,008	—
Equity in net losses from unconsolidated real estate joint ventures	$—	(644)	(73)	(1,296)
Loss before income taxes	$(1,826)	(644)	(2,860)	(1,296)

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and six months ended June 30, 2023 and 2022 as if the Company consolidated the Altman Companies on January 1, 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Pro Forma		Pro Forma
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$106,844	109,022	216,021	201,014
Equity in net losses from unconsolidated real estate joint ventures	$728	19,797	2,046	21,961
(Loss) income before income taxes	$(9,062)	13,041	(17,049)	9,289
Net (loss) income	$(7,621)	7,757	(15,162)	5,083

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2022, nor does it purport to predict the Company’s results of operations for any future periods.  The pro forma financial data for the three and six months ended June 30, 2023 and 2022 excludes the gains on the consolidation of the Altman Companies and the real estate joint ventures.

3. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$59,654	—	(19)	59,635
Community Development District bonds	820	6	—	826
Corporate bonds	978	—	(3)	975
Total available-for-sale	$61,452	6	(22)	61,436

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$13,080	11	—	13,091
Community Development District bonds	820	—	(7)	813
Corporate bonds	4,670	—	(26)	4,644
Total available-for-sale	$18,570	11	(33)	18,548

All U.S. Treasury and federal agency securities and corporate bonds available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

4. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Trade accounts receivable	$20,951	19,735
Allowance for expected credit losses	(161)	(70)
Total trade accounts receivables	$20,790	19,665

The Company’s construction contract receivables consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Construction contracts receivable	$10,760	—
Allowance for expected credit losses	—	—
Total construction contracts receivable	$10,760	—

Included in construction contracts receivable is $10.8 million of receivables from affiliated real estate joint ventures in which the Company is the managing member.

As of June 30, 2023, the Company has approximately $215.2 million of estimated revenue expected to be recognized through 2024 related to performance obligations on construction contracts that are partially unsatisfied.

5. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$7,790	9,130
Paper goods and packaging materials	1,967	2,185
Work in process	1,442	1,736
Finished goods	32,848	37,108
Total trade inventory	44,047	50,159
Inventory reserve	(1,563)	(1,293)
Total trade inventory, net	$42,484	48,866

6. Real Estate

The Company’s real estate consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Real estate held-for-sale	$3,874	4,443
Real estate held-for-investment	1,786	6,723
Real estate inventory	5,365	1,179
Rental properties under development	37,771	—
Predevelopment costs	5,527	—
Total real estate	$54,323	12,345

Rental properties under development is comprised of $16.2 million of land and $21.6 million of construction in progress associated with the Altra Kendall joint venture. The Altra Kendall joint venture is a consolidated VIE as further described in Note 7.

7. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

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

As a result of the acquisition of the Altman Companies, the Company reevaluated whether BBXRE was the primary beneficiary of the managing member entities in which it had previously invested prior to the Acquisition Date and in which it continued to hold such investments. In particular, while the governance structures related to these entities were not amended in connection with BBXRE’s acquisition of the Altman Companies and Mr. Altman retained his decision-making rights in these entities, the Company analyzed BBXRE’s ongoing arrangements with Mr. Altman, including his ongoing employment with the Altman Companies, which became a wholly-owned subsidiary on the Acquisition Date, and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of each of these entities. Accordingly, based on the Company’s analysis of the facts and circumstances, including BBXRE’s ownership of the Altman Companies, the Company determined that BBXRE was the primary beneficiary of the managing member entities as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with the entities. As a result, as of the Acquisition Date, the Company consolidated the managing member of the following real estate joint ventures:

●	Altis Ludlam Trail
●	Altis Lake Willis Phase 1
●	Altis Lake Willis Phase 2
●	Altis Grand at Suncoast
●	Altis Blue Lake
●	Altis Santa Barbara
●	Altra Kendall

Further, due to the consolidation of the managing members of the above real estate joint ventures, the Company also evaluated the managing members' investments in each respective real estate joint venture to determine if such joint ventures are VIEs and, to the extent that such entities are VIEs, if the applicable managing member entity is the primary beneficiary of the underlying real estate joint venture. Based on an analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company determined that, other than with respect to the Altra Kendall joint venture, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. The Company’s conclusion that the managing member entities are not the primary beneficiary of the applicable underlying real estate joint ventures is primarily based on the determination that the managing members do not have the power to direct the activities of the underlying real estate joint ventures that most significantly affect their economic performance. Although the managing member is the operating manager of the underlying joint ventures, in certain joint ventures, the non-managing members have substantive participating rights in relation to all activities that most significantly impact the joint ventures’ economic performance. In other joint ventures, in addition to having substantive participating rights in relation to certain activities, the non-managing members also have control over certain activities that most significantly impact the entities’ economic performance. As a result, with respect to these real estate joint ventures, the Company consolidates the managing member entities, while the managing member entities account for their investments in the underlying real estate joint ventures under the equity method of accounting. However, with respect to the Altra Kendall joint venture, the Company determined that the venture is a VIE in which the managing member is the primary beneficiary, as the managing member of the Altra Kendall joint venture has the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altra Kendall joint venture.

In addition to the above real estate joint ventures, BBXRE and Mr. Altman had also previously formed ABBX Guaranty, LLC (“ABBX”), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, it is expected that BBXRE will acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX. Prior to the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company previously accounted for its investment in ABBX using the equity method of accounting. Similar to the above real estate joint ventures, as a result of the acquisition of the Altman Companies, BBXRE reevaluated its investment in ABBX and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of ABBX. Further, based on the Company's analysis of the facts and circumstances, the Company determined that BBXRE was the primary beneficiary of ABBX as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with ABBX. Accordingly, as of the Acquisition Date, the Company consolidated ABBX. See Note 14 for additional information regarding ABBX’s guarantees.

As the managing members of the real estate joint ventures and ABBX are not businesses, the Company accounted for the consolidation of these VIEs by measuring and recognizing the assets and liabilities associated with the VIEs based upon the principles of the acquisition method of accounting. However, the Company did not recognize any goodwill related to such VIEs and instead recognized a gain based on the difference between (i) the fair values of the VIEs’ identifiable assets and liabilities and (ii) the aggregate of the fair value of any noncontrolling interests in such VIEs and the carrying amount of the Company’s previously held investments in such VIEs.

The following table summarizes the provisional fair values of identifiable assets and liabilities of the consolidated VIEs and any noncontrolling interests in such VIEs as of the Acquisition Date (in thousands):

January 31,
2023
Cash	$19,083
Restricted cash	10,064
Real estate	24,410
Investment in and advances to unconsolidated real estate joint ventures	38,673
Other assets	818
Total consolidated VIE assets	93,048
Accounts payable	(2,365)
Contract liabilities	(228)
Fair value of identifiable net assets	90,455
Fair value of noncontrolling interests	61,017
Fair value of net assets attributable to the Company	29,438
Carrying amount of previously held investments	18,556
Gain on the consolidation of VIEs	$10,882

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

Although these VIEs are not businesses, the Company is required to apply the recognition and measurement principles applicable to business combinations in its accounting for the consolidation of these VIEs. As a result, as management is still in the process of completing its valuation analyses related to the consolidation of these VIEs, the Company’s accounting for the consolidation of these VIEs is not complete as of the date of this report. Therefore, the amounts reported in the table above, including the gain recognized by the Company during the six months ended June 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

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

Investment in Unconsolidated Real Estate Joint Ventures

The Company used an income approach to estimate the fair value of the investments in unconsolidated real estate joint ventures owned by the VIEs as of the remeasurement date. As part of its estimates for each joint venture, the Company utilized an income capitalization approach to calculate the expected sales value of the multifamily apartment community under development based on the expected stabilized net operating income of the community and an estimated market capitalization rate and then deducted, among other things, remaining development and construction costs, as well as downtime and lease-up costs expected to be incurred between the remeasurement date and the expected sale date of the community, as well as any outstanding indebtedness on the community. To determine the value of the investment owned by the managing member, the Company then allocated the resulting value to the members of the applicable real estate joint venture through the application of an option pricing model to each tier of the profit-sharing arrangement contemplated in the operating agreement of such joint venture. The most significant assumptions used in the methodology to estimate the preliminary fair value of the investments in unconsolidated real estate joint ventures were the forecasted net operating income for the communities and the expected capitalization rates upon the sale of the communities, as well as the estimated volatility and option terms applied in the option pricing models.

Guarantee Liabilities

As of the Acquisition Date, the Company assigned nominal values to the financial guarantees issued by ABBX as the Company believes that the provisional fair values of these guarantees is minimal as of the Acquisition Date based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees.

Noncontrolling Interests

The estimated fair values of the noncontrolling interests in the VIEs, which included the equity interests in the VIEs owned by Mr. Altman, were primarily determined based on the application of the percentage of ownership in the applicable VIE to the estimated fair values of the net assets owned by the applicable VIE, which primarily included the real estate and the investments in unconsolidated real estate joint ventures described above.

Altman Management, LLC

Altman Management Company ("AMC"), which provides property management services to the owners of multifamily apartment communities pursuant to property management agreements, including affiliates of the Altman Companies and unrelated third parties, was previously a wholly-owned subsidiary of the Altman Companies. In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have received all necessary consents related to the formation of the joint venture as required by various stakeholders, including certain lenders, equity investors, and regulatory agencies with jurisdiction, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, if RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company will continue to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC even if RAM becomes the managing member.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of June 30, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

June 30,
2023
Cash	$7,439
Restricted cash	10,236
Real estate	37,771
Investment in and advances to unconsolidated real estate joint ventures	44,032
Other assets	1,225
Total assets	$100,703
Total liabilities	$33
Noncontrolling interest	$58,596

The assets held by the consolidated VIEs in the above table are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above table are not recourse to the Company (except to the extent of guarantees provided by ABBX). The Company's aggregate maximum loss exposure of consolidated VIEs is the amount of its equity investment as of June 30, 2023, including the guarantees provided by ABBX on indebtedness and cost overruns related to real estate joint ventures sponsored by the Altman Companies.

Altis Twin Lakes

In May 2023, the Altman Companies formed the Altis Twin Lakes joint venture, a joint venture with affiliates of Harbor Group International, to develop Altis Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. BBXRE, Mr. Altman, and affiliates of the Altman Companies initially invested $3.6 million in the administrative managing member of the joint venture, which was then invested in the Altis Twin Lakes joint venture, and expect to invest additional capital in the administrative managing member for investment in the Altis Twin Lakes joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the Altis Twin Lakes joint venture. The Company evaluated its investment in the administrative managing member of the Altis Twin Lakes joint venture and determined that the administrative managing member is a VIE and that BBXRE is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the Altis Twin Lakes joint venture and determined that the Altis Twin Lakes joint venture is a VIE and that the administrative managing member is not the primary beneficiary. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying Altis Twin Lakes joint venture under the equity method of accounting.

Unconsolidated VIEs

As of June 30, 2023, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities and single-family master planned for sale housing communities. As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies, the Company’s unconsolidated real estate joint ventures as of June 30, 2023 include the managing members’ investments in the underlying real estate joint ventures for which the Company has concluded that the managing members do not consolidate such underlying joint ventures, while the Company’s unconsolidated real estate joint ventures as of December 31, 2022 reflect only BBX Capital Real Estate’s investment in in such entities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,		December 31,
	2023	Ownership (1)	2022	Ownership (1)
Altis Grand Central	$687	1.49%	687	1.49%
Altis Ludlam Trail (2)	20,574	48.13	12,216	33.30
Altis Lake Willis Phase 1	6,750	1.68	850	1.23
Altis Lake Willis Phase 2	3,024	5.10	601	3.50
Altis Grand at Suncoast	12,190	12.31	4,579	11.00
Altis Blue Lake	4,150	1.68	647	1.22
Altis Santa Barbara	6,035	5.10	433	3.50
Altra Kendall (3)	—	—	5,670	13.70
Altis Twin Lakes	3,579	11.39	—
The Altman Companies (3)	—	—	11,992	50.00
ABBX Guaranty (3)	—	—	5,978	50.00
Marbella	1,047	70.00	1,064	70.00
The Main Las Olas	785	3.41	1,117	3.41
Sky Cove	116	26.25	24	26.25
Sky Cove South	1,878	26.25	3,241	26.25
Other	374		316
Total	$61,189		49,415

(1)

The Company’s ownership percentage in each real estate joint venture represents BBX Capital Real Estate's percentage of the contributed capital in each venture, excluding amounts attributable to noncontrolling interests. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

(2)

The carrying value of BBXRE’s investment at June 30, 2023 and December 31, 2022 includes $12.3 million and $11.6 million, respectively, related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, which is accounted for as a loan receivable.

(3)	As of January 31, 2023, these entities are consolidated in the Company's financial statements.

See Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2022 included in the 2022 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $23.1 million as of June 30, 2023, which includes (i) $22.8 million to adjust the investments in the unconsolidated joint ventures to their estimated fair values upon the Company's consolidation of the managing members of the joint ventures as of January 31, 2023 and (ii) $0.6 million of interest capitalized by the Company relating to such joint ventures, partially offset by a $0.3 million reduction in the carrying amount of the investments relating to the elimination of general contractor and development management fees that are earned and recognized as revenues by the Company’s wholly owned subsidiaries but are capitalized by the underlying development joint ventures. Based on the facts and circumstances of the agreements between AGC and ADC and the joint ventures, the Company has determined that the transactions with the ventures are arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts were eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the three and five months ended June 30, 2023, the Company eliminated $4.1 million and $7.1 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $4.0 million and $6.8 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

Altis Ludlum Trail

In July 2023, the Altis Ludlum Trial joint venture sold Altis Ludlum, its 312-unit multifamily apartment community located in Miami, Florida. In connection with the sale, the managing member of the joint venture, which is a consolidated VIE owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies, received an aggregate cash distribution of $9.0 million related to its investment in the Altis Ludlam Trail joint venture. In addition, BBXRE received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Cash	$1,755	3,508
Real estate inventory	1,705	1,706
Other assets	488	526
Total assets	$3,948	5,740
Liabilities and Equity
Other liabilities	$1,854	3,611
Total liabilities	1,854	3,611
Total equity	2,094	2,129
Total liabilities and equity	$3,948	5,740

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$9	32,228	1,192	48,020
Cost of real estate inventory sold	—	(24,360)	—	(35,649)
Other expenses	(8)	(989)	(27)	(1,716)
Net earnings	$1	6,879	1,165	10,655
Equity in net earnings of unconsolidated real estate joint venture - Marbella	$—	3,362	582	5,211

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Cash	$—	718
Real estate	—	—
Other assets	—	411
Total assets	$—	1,129
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	270
Total liabilities	—	270
Total equity	—	859
Total liabilities and equity	$—	1,129

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$—	200	—	200
Gain on sale of real estate	—	55,836	—	55,836
Other expenses	—	(258)	—	(361)
Net earnings	$—	55,778	—	55,675
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$—	8,406	—	8,398

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2023			December 31, 2022
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$1,075	2.40 - 3.75%	(1)	$2,031	2.40 - 3.75%	(1)
TD Bank Term Loan and Line of Credit	30,666	9.63%	(2)	34,509	8.95%	(2)
Regions Bank Revolving Line of Credit	4,969	6.25%	(3)	—	—	—
IberiaBank Revolving Line of Credit (5)	—	8.75%	(4)	2,250	8.00%	(4)
Comerica Letters of Credit (6)(7)	1,300	N/A	—	—	—	—
TD Bank Construction loan (6)	—	—	37,771	—	—	—
Other	1	4.22%	—	9	4.22%	—
Unamortized debt issuance costs	(172)			(256)
Total notes payable and other borrowings	$37,839			$38,543

(1)	Pledged assets consist of 45 and 85 lots in Phase 3 of the Beacon Lake Community Development as of June 30, 2023 and December 31, 2022, respectively.
(2)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)	The collateral is $5.7 million of cash and cash equivalents held by BBXRE that is included in restricted cash in the Company's statement of financial condition as of June 30, 2023.
(4)	The collateral is a blanket lien on BBX Sweet Holdings' assets.
(5)	BBX Capital is the guarantor of the line of credit.
(6)	ABBX is the guarantor of the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

See Note 12 to the Company’s consolidated financial statements included in the 2022 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Revolving Line of Credit

In connection with the acquisition of Colonial Elegance in 2020, Renin's credit facility with TD Bank (the "TD Bank Credit Facility") was amended and restated to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. The credit facility was subsequently amended during the years ended December 31, 2021 and 2022, to among other things, (i) provide a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provide temporary relief from certain of the financial covenants under the credit facility, (iii) include additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modify the interest rates applicable to borrowings under the facility, and (v) waive certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results. While TD Bank continued to allow Renin to utilize its revolving line of credit and Renin continued to make all scheduled payments required under the credit facility, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

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

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment in February 2023, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. The Company elected to use a portion of such funds to repay $2.5 million of the term loan.

As of June 30, 2023, Renin was not in compliance with the financial covenants under the credit facility which require Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, on July 13, 2023, TD Bank sent a formal notice of default and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the TD Bank Credit Facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE initially pledged a $5.0 million certificate of deposit at Regions Bank to secure the repayment of the IT'SUGAR Credit Facility, and in June 2023, BBXRE replaced such collateral with cash equivalents held in an investment account with Regions Bank.

Iberiabank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date in March 2025. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of June 30, 2023, the Company was in compliance with all financial covenants under the LOCS Credit Facility.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies posts letters of credit instead of making cash deposits for contracts to acquire land for future development joint ventures. The Company recognizes real estate predevelopment costs and a letter of credit obligation upon the issuance of letters of credit for deposits. The letters of credit are issued through a credit facility with Comerica Bank (the “Altman LOC Facility") to provide letters of credit on behalf of the Altman Companies of up to an aggregate amount of $4.0 million. The Altman LOC Facility expires in April 2024 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit originated under the facility. The letters of credit under the facility expire no later than one year after issuance and may be issued or re-issued prior to the expiration date in April 2024 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2024. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of June 30, 2023, the Altman Companies had three letters of credit outstanding aggregating $1.3 million and was in compliance with the financial covenants under the facility.

TD Bank Construction Loan - Altra Kendall Construction Loan Facility

In November 2022, the Altra Kendall joint venture entered into a construction loan agreement with TD Bank (the “Altra Kendall Construction Loan Facility”) which will provide funding for development and construction costs associated with Altra Kendall up to a maximum principal amount of $75.0 million. The loan has an initial maturity date of November 29, 2026 but may be extended for two consecutive twelve months periods provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altra Kendall joint venture. The loan is subject to customary loan covenants, including a specified debt service coverage ratio, and had a zero balance as of June 30, 2023.

As described in Note 7, as of and subsequent to January 31, 2023, the Company consolidates the Altra Kendall joint venture and includes the Altra Kendall Construction Loan Facility in notes payable and other borrowings in its consolidated statement of financial condition.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of June 30, 2023, the percentage of total common equity represented by the Class A and Class B Common Stock was 75% and 25%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

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

As of June 30, 2023, BBX Capital had 793,930 and 136,686 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively. As of June 30, 2023, the unearned compensation expense associated with the outstanding unvested awards was $6.3 million, and the weighted average remaining service period for the outstanding unvested awards is 12 months.

Compensation cost for restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. For awards that are subject only to service conditions, the Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards, and the impact of forfeitures are recognized when they occur.

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

During the six months ended June 30, 2023, the Company did not repurchase any shares under the share repurchase program. During the six months ended June 30, 2022, the Company repurchased 15,782 shares of its Class A Common Stock for approximately $0.1 million, at an average cost of $7.69 per share, including fees.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Trade sales - wholesale	$26,871	38,878	59,139	76,465
Trade sales - retail	34,332	33,707	65,778	61,869
Construction contract revenue	36,574	—	61,611	—
Real estate development management fees	1,671	—	2,538	—
Real estate property management fees	965	—	1,709	—
Sales of real estate inventory	4,445	8,737	6,217	15,207
Revenue from customers	104,858	81,322	196,992	153,541
Interest income	1,674	1,221	4,191	2,370
Net gain on sales of real estate assets	—	—	—	1,329
Other revenue	312	1,150	659	1,929
Total revenues	$106,844	83,693	201,842	159,169

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	June 30,	December 31,
Contract Assets	2023	2022
Contingent purchase price receivable	$13,719	16,918
Cost and estimated earnings in excess of billings on uncompleted contracts	481	—
Retainage receivable	12,366	—
Uninstalled materials and deposits to purchase materials	7,032	—
Total contract assets	$33,598	16,918
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$23,345	—
Retainage payable	12,084	—
Contingent purchase price due to homebuilders	625	625
Other	285	236
Total contract liabilities	$36,339	861

Contract Assets

Contingent purchase price receivables represent estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at BBXRE’s Beacon Lake Community Development. Cost and estimated earnings in excess of billings on uncompleted construction or development contracts represent revenues recognized in excess of amounts billed to customers. Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts represent the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. Retainage payable is the amount withheld by the Company payable to subcontractors when certain milestones are reached or when the contract is completed. The contingent purchase price to homebuilders is variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to a homebuilder.

Concentration of Revenues with Major Customers

During the three and six months ended June 30, 2023, Renin’s total revenues included $19.2 million and $41.2 million, respectively, of trade sales to three major customers and their affiliates and $9.6 million and $20.7 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $4.9 million, $6.8 million, and $7.5 million for the three months ended June 30, 2023, which represented 4.5%, 6.4%, and 7.0% of the Company’s total revenues for the three months ended June 30, 2023. Revenues from each of the three major customers were $9.0 million, $16.0 million, and $16.2 million for the six months ended June 30, 2023, which represented 4.4%, 7.9%, and 8.0% of the Company’s total revenues for the six months ended June 30, 2023.

During the three and six months ended June 30, 2022, Renin’s total revenues included $26.8 million and $53.5 million, respectively, of trade sales to three major customers and their affiliates and $13.5 million and $26.6 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $4.7 million, $12.6 million, and $9.5 million for the three months ended June 30, 2022, which represented 5.6%, 15.0%, and 11.4% of the Company’s total revenues for the three months ended June 30, 2022. Revenues from each of the three major customers were $10.1 million, $24.1 million, and $19.3 million for the six months ended June 30, 2022, which represented 6.4%, 15.2% and 12.1% of the Company's total revenues for the six months ended June 30, 2022.

During the three and six months ended June 30, 2023, six real estate development projects accounted for approximately 35.8% and 31.8%, respectively, of the Company's total revenues.

11. Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states and foreign jurisdictions in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships and net losses in foreign jurisdictions in which no tax benefit can be recognized. In addition, the Company recognizes taxes related to unusual or infrequent items, such as the gains recognized on the consolidation of the Altman Companies and real estate joint ventures, as discrete items in the interim period in which the event occurs.

The Company’s income tax rate, inclusive of the effect of certain discrete items, for the three and six months ended June 30, 2023 was approximately 15% and 75%. The Company expects that its effective tax rate for the remainder of the year, excluding any discrete items, will be approximately 15%. The effective tax rate is different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasurement gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. With respect to the acquisition of the Altman Companies, $22.2 million of the $33.9 million of goodwill recognized by the Company is tax deductible goodwill.

The Company’s effective income tax rate for the three and six months ended June 30, 2022 was approximately 28% and 25%, respectively, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Bluegreen Vacations' federal tax filings, as well as certain of its state filings, covering tax periods prior to and including the spin-off of the Company from Bluegreen Vacations are under examination, and accordingly, such examinations include an audit of the Company, including our subsidiaries. The Company has received requests for information in connection with at least one of these audits. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic earnings per share
Numerator:
Net (loss) income	$(7,395)	10,389	128	8,463
Net (income) loss attributable to noncontrolling interests	(606)	66	(226)	176
Net (loss) income available to shareholders	$(8,001)	10,455	(98)	8,639
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,471	14,354	15,473
Basic (loss) earnings per share	$(0.56)	0.68	(0.01)	0.56
Diluted (loss) earnings per share
Numerator:
Net (loss) income available to shareholders	(8,001)	10,455	(98)	8,639
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,471	14,354	15,473
Effect of dilutive restricted stock awards	—	—	—	18
Diluted weighted average number of common shares outstanding	$14,354	15,471	14,354	15,491
Diluted (loss) earnings per share	$(0.56)	0.68	(0.01)	0.56

During the three and six months ended June 30, 2023, 930,614 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the three and six months ended June 30, 2022, 776,552 and 0, respectively, of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

The Company's redeemable noncontrolling interests consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
IT'SUGAR	$4,663	4,414
ABBX	5,115	—
Total other noncontrolling interests	$9,778	4,414

IT’SUGAR

   As of June 30, 2023 and December 31, 2022, the Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $4.7 million and $4.4 million, respectively, associated with IT’SUGAR. Through August 2023, the Company owned over 90% of IT’SUGAR’s Class B Units, while the remaining Class B Units were a redeemable noncontrolling interest that were held by an executive officer of IT’SUGAR and were redeemable for cash at the holder’s option upon contingent events outside of the Company’s control.

   Prior to June 30, 2023, the redeemable noncontrolling interest in IT’SUGAR was deemed to be not currently redeemable but probable of becoming redeemable in a future period, and as a result, the Company previously measured the redeemable noncontrolling interest by accreting changes in the estimated redemption value of such interest to the earliest redemption date and adjusting the carrying amount of such interest to equal the calculated value in the event it was in excess of the carrying amount of such interest at such time. However, in June 2023, the Company and the executive officer commenced discussions about his ongoing employment with IT’SUGAR, resulting in the executive officer having the right to require the Company to purchase his Class B Units for cash for an amount equal to the greater of the estimated fair market value of such units determined in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the time of the Company’s initial acquisition of IT’SUGAR in June 2017. Although the executive officer ultimately exercised such right after June 30, 2023, the Class B Units were deemed to be currently redeemable as of June 30, 2023 and were measured at their estimated net redemption amount of $4.7 million.

In August 2023, the Company acquired the executive officer’s Class B Units in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company. Pursuant to the terms of the agreement between the Company and the executive officer, the Company paid $3.3 million of cash consideration to the executive officer upon the acquisition of the noncontrolling interest and will pay the remaining amount in cash in installments in July 2024 and July 2025. The Company will account for the acquisition of the noncontrolling interest in IT'SUGAR as an equity transaction and will recognize a liability in the Company’s statements of financial condition for the remaining purchase consideration due to the executive officer. As of June 30, 2023, the Company also recognized $0.8 million of accrued expenses related to amounts that will be paid to the executive officer over a period of 15 months pursuant to his employment agreement with the Company.

ABBX

As of June 30, 2023, the Company’s consolidated statement of financial condition also included a redeemable noncontrolling interest of $5.1 million, which relates to a redeemable noncontrolling interest owned by Mr. Altman in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Consolidated real estate VIEs	$58,591	(4)
Restaurant	171	230
Total other noncontrolling interests	$58,762	226

Income/(loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated real estate VIEs	$480	(9)	208	(17)
Restaurant	4	5	101	97
IT'SUGAR FL II, LLC (1)	—	(51)	—	(174)
ABBX Guaranty, LLC	88	—	88	—
IT'SUGAR	34	(11)	(171)	(82)
Net income (loss) attributable to noncontrolling interests	$606	(66)	226	(176)

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of June 30, 2023.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease executed by Renin which expires in November 2029 with respect to base rents of $7.5 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.
●

As described in Note 7, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $110.4 million on aggregate joint venture indebtedness of $378.1 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of June 30, 2023, ABBX has $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of June 30, 2023 as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of the Acquisition Date and June 30, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies, and ABBX, the construction completion guarantees reflect guarantees of the Altman Companies' own performance as the developer of such communities.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$81,469	81,469	81,469	—	—
Restricted cash	16,754	16,754	16,754	—	—
Securities available for sale	61,436	61,436	59,635	1,801	—
Note receivable from Bluegreen Vacations	35,000	32,750	—	—	32,750
Interest rate caps	993	993	—	993	—
Financial liabilities:
Notes payable and other borrowings	37,839	37,973	—	—	37,973

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$127,581	127,581	127,581	—	—
Restricted cash	750	750	750	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	18,548	18,548	13,091	5,457	—
Note receivable from Bluegreen Vacations	50,000	46,635	—	—	46,635
Financial liabilities:
Notes payable and other borrowings	38,543	37,997	—	—	37,997

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for certain of these financial instruments, the fair values of some of the Company’s financial instruments have been derived using the income approach with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues in which the outcome is unknown, and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their estimated fair values. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

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

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of June 30, 2023. The Altra Kendall real estate joint venture entered into an interest rate cap contract in order to reduce the impact of higher interest expense on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

During the three and six months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $1.0 million, respectively, of income for providing office space, risk management, and management advisory services to Bluegreen Vacations. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space.

During the three and six months ended June 30, 2023, the Company paid the Abdo Companies, Inc. approximately $46,000 and $91,000, respectively, for certain management services and rent. During the three and six months ended June 30, 2022, the Company paid the Abdo Companies, Inc. approximately $44,000 and $88,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $48,000 and $199,000, respectively, net of services provided to the Company by the Altman Companies, during the three and six months ended June 30, 2022 in return for such these services. Subsequent to January 31, 2023, the fees for these services were eliminated in consolidation.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these affiliates during the three and six months ended June 30, 2023 were $1.8 million and $2.7 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $36.6 million and $61.6 million, respectively, of revenue for these services during the three and six months ended June 30, 2023. Included in the Company's statement of financial condition as of June 30, 2023 was $10.8 million, $19.9 million and $35.4 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

Certain of the Company's executive officers (i) have made investments with their personal funds as non-managing members in the Altra Kendall joint venture that is consolidated in the Company's financial statements and (ii) may in the future make similar investments as non-managing members in real estate joint ventures sponsored by the Altman Companies. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which BBXRE will be entitled as the managing member. With respect to the Altra Kendall joint venture that is consolidated in the Company’s financial statements, these investments held by the executive officers are reflected as noncontrolling interests in the Company’s condensed consolidated statement of financial position. However, the accounting for any such investments in future projects will depend on whether the managing member entity of such projects consolidates the underlying real estate joint venture. In addition, pursuant to the terms of their employment agreements, two executive officers of the Altman Companies have previously invested their personal funds in the managing member of real estate joint ventures sponsored by the Altman Companies, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

The Altman Companies has established an employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of multifamily apartment communities, and employees must be employed by the Altman Companies upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable multifamily apartment community. Membership interests in the managing members of real estate joint ventures to employees that are funded by non-recourse loans provided by the Altman Companies are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $165,000 and $274,000, respectively, for the three and six months ended June 30, 2023, and the unrecognized compensation expense related to these awards was $0.8 million.

In connection with the spin-off of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the balance to $50.0 million. Additionally, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. The $0.9 million discount is included as a reduction to interest income in the Company's statement of operations and comprehensive income for the three months ended June 30, 2023. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three and six months ended June 30, 2023 was $0.6 million and $1.4 million of interest income, respectively, and $0.8 and $1.5 million, respectively, for the three and six months ended June 30, 2022.

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

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	35,013	24,344	1,860	(14)	61,203
Sales of real estate inventory	4,445	—	—	—	—	4,445
Revenue from construction contracts	36,574	—	—	—	—	36,574
Real estate development and property management fees	2,636	—	—	—	—	2,636
Interest income	2,111	—	—	—	(437)	1,674
Other revenue	50	—	—	453	(191)	312
Total revenues	45,816	35,013	24,344	2,313	(642)	106,844
Costs and expenses:
Cost of trade sales	—	21,902	22,415	624	(14)	44,927
Cost of real estate inventory sold	959	—	—	—	—	959
Cost of revenue from construction contracts	38,129	—	—	—	—	38,129
Interest expense	35	375	1,152	1	(863)	700
Recoveries from loan losses, net	(2,507)	—	—	—	—	(2,507)
Selling, general and administrative expenses	6,326	15,217	3,991	1,680	7,092	34,306
Total costs and expenses	42,942	37,494	27,558	2,305	6,215	116,514
Operating income (losses)	2,874	(2,481)	(3,214)	8	(6,857)	(9,670)
Equity in net earnings of unconsolidated real estate joint ventures	728	—	—	—	—	728
Gain on the consolidation of investment in real estate joint ventures	27	—	—	—	—	27
Other income (loss)	649	24	(5)	6	42	716
Foreign exchange loss	—	(18)	(470)	—	—	(488)
Income (loss) before income taxes	$4,278	(2,475)	(3,689)	14	(6,815)	(8,687)
Total assets	$348,321	170,907	93,091	6,775	54,632	673,726
Expenditures for property and equipment	$9	3,098	457	80	2	3,646
Depreciation and amortization	$(610)	2,282	878	42	1,037	3,629
Debt accretion and amortization	$33	(17)	(51)	—	—	(35)
Cash and cash equivalents	$56,444	3,336	648	2,366	18,675	81,469
Real estate equity method investments	$61,189	—	—	—	—	61,189
Goodwill	$33,877	14,274	4,140	—	—	52,291
Notes payable and other borrowings	$2,343	18,920	44,025	1	(27,450)	37,839

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	35,602	35,093	1,895	(5)	72,585
Sales of real estate inventory	8,737	—	—	—	—	8,737
Interest income	629	—	—	—	592	1,221
Other revenue	506	—	—	848	(204)	1,150
Total revenues	9,872	35,602	35,093	2,743	383	83,693
Costs and expenses:
Cost of trade sales	—	20,622	34,305	676	(5)	55,598
Cost of real estate inventory sold	3,878	—	—	—	—	3,878
Interest expense	—	222	776	—	(489)	509
Recoveries from loan losses, net	(3,289)	—	—	—	—	(3,289)
Selling, general and administrative expenses	3,362	14,982	4,273	1,658	5,786	30,061
Total costs and expenses	3,951	35,826	39,354	2,334	5,292	86,757
Operating income (losses)	5,921	(224)	(4,261)	409	(4,909)	(3,064)
Equity in net earnings of unconsolidated real estate joint ventures	19,154	—	—	—	—	19,154
Other income	5	6	—	—	92	103
Foreign exchange gain	—	—	357	—	—	357
Income (loss) before income taxes	$25,080	(218)	(3,904)	409	(4,817)	16,550
Total assets	$203,868	151,272	106,634	6,601	74,822	543,197
Expenditures for property and equipment	$—	2,588	254	22	1,202	4,066
Depreciation and amortization	$—	1,612	832	35	73	2,552
Debt accretion and amortization	$136	5	21	—	—	162
Cash and cash equivalents	$98,665	4,708	162	1,918	12,683	118,136
Real estate equity method investments	$51,740	—	—	—	—	51,740
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$3,898	15,050	51,148	18	(26,550)	43,564

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	67,738	52,320	4,876	(17)	124,917
Sales of real estate inventory	6,217	—	—	—	—	6,217
Revenue from construction contracts	61,611	—	—	—	—	61,611
Real estate development and property management fees	4,247	—	—	—	—	4,247
Interest income	4,085	—	—	—	106	4,191
Other revenue	101	—	—	889	(331)	659
Total revenues	76,261	67,738	52,320	5,765	(242)	201,842
Costs and expenses:
Cost of trade sales	—	42,448	48,422	1,481	(17)	92,334
Cost of real estate inventory sold	1,537	—	—	—	—	1,537
Cost of revenue from construction contracts	62,318	—	—	—	—	62,318
Interest expense	46	707	2,273	2	(1,593)	1,435
Recoveries from loan losses, net	(3,107)	—	—	—	—	(3,107)
Selling, general and administrative expenses	12,566	29,758	7,839	3,838	14,083	68,084
Total costs and expenses	73,360	72,913	58,534	5,321	12,473	222,601
Operating income (losses)	2,901	(5,175)	(6,214)	444	(12,715)	(20,759)
Equity in net earnings of unconsolidated real estate joint ventures	1,832	—	—	—	—	1,832
Gain on the consolidation of The Altman Companies	6,195	—	—	—	—	6,195
Gain on the consolidation of investment in real estate joint ventures	10,882	—	—	—	—	10,882
Other (expense) income	344	224	(4)	2,262	61	2,887
Foreign exchange loss	—	(32)	(502)	—	—	(534)
Income (loss) before income taxes	$22,154	(4,983)	(6,720)	2,706	(12,654)	503
Expenditures for property and equipment	$9	8,167	741	128	15	9,060
Depreciation and amortization	$(806)	4,084	1,745	81	1,145	6,249
Debt accretion and amortization	$53	(11)	(9)	—	—	33

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2022 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	64,959	68,581	4,800	(6)	138,334
Sales of real estate inventory	15,207	—	—	—	—	15,207
Interest income	1,174	—	—	—	1,196	2,370
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	1,022	—	—	1,293	(386)	1,929
Total revenues	18,732	64,959	68,581	6,093	804	159,169
Costs and expenses:
Cost of trade sales	—	38,995	66,079	1,535	(5)	106,604
Cost of real estate inventory sold	6,113	—	—	—	—	6,113
Interest expense	—	469	1,342	1	(767)	1,045
Recoveries from loan losses, net	(3,937)	—	—	—	—	(3,937)
Impairment losses	—	64	—	—	—	64
Selling, general and administrative expenses	5,760	27,657	8,933	3,657	11,418	57,425
Total costs and expenses	7,936	67,185	76,354	5,193	10,646	167,314
Operating income (losses)	10,796	(2,226)	(7,773)	900	(9,842)	(8,145)
Equity in net earnings of unconsolidated real estate joint ventures	20,686	—	—	—	—	20,686
Other (expense) income	(8)	878	—	2	215	1,087
Foreign exchange gain	—	—	168	—	—	168
Income (loss) before income taxes	$31,474	(1,348)	(7,605)	902	(9,627)	13,796
Expenditures for property and equipment	$—	3,945	524	48	1,433	5,950
Depreciation and amortization	$—	3,105	1,651	68	130	4,954
Debt accretion and amortization	$145	49	53	—	—	247

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2022 (the “2022 Annual Report”). Risks and uncertainties include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues. The impact of inflation on our costs and the ability to pass on price increases on to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages or disruptions, increases in interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk and the broader U.S. economy, the U.S. Federal Reserve raised interest rates throughout 2022 and 2023 and signaled that there could be additional rate increases. Increases in interest rates may ultimately result in an economic downturn, which would have a material adverse impact on us. Adverse economic conditions resulting from inflationary pressures, higher interest rates and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.  In light of these conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin. Renin's continued noncompliance with financial covenants under its credit facility with TD Bank may cause Renin to lose availability under the facility, provide additional collateral, or repay all or a portion of its TD Bank borrowings prior to maturity, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operation.

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

Critical Accounting Policies

Revenue Recognition - Variable Consideration on Trade Sales, Sales of Real Estate Inventory, and Revenue from Construction Contracts

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to homebuilders. The Company also recognizes revenue from construction contracts and may (i) earn variable consideration in connection with cost savings on projects or (ii) have its contractor fee reduced if the project costs exceed the guaranteed maximum price of a construction contract. The Company also estimates variable consideration related to unapproved change orders related to construction contracts. Each of these arrangements are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, incentives, cost savings, cost overruns, and unapproved change orders are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions, sales trends, and project estimates to complete. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of June 30, 2023, the Company had total consolidated assets of $673.7 million and shareholders’ equity of $336.3 million.

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

Impact of Current Economic Conditions

Although headline inflation has recently eased to 3.0%, there have been broad based price increases for goods and services. While inflation has showed signs of easing, the Federal Reserve has continued its efforts to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate, including an additional 25 basis point increase in July 2023. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential of further exacerbating inflationary trends, and the impact of several recent bank failures has increased economic uncertainty. It is possible that the United States and/or the global economy generally will experience a recession or downturn of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices and insurance costs which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects. Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in pursuing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Although such factors have not yet materially impacted BBXRE’s results of operations, we expect that they may have an adverse impact on BBXRE’s operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR was experiencing significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR has increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, such increased inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates have and will continue to adversely impact Renin’s results. Further, Renin has recently observed a decline in consumer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a shift in consumer spending away from home improvements post pandemic. In addition, as a result of issues relating to maintaining appropriate inventory levels during 2021, Renin has increased its inventory levels in an effort to ensure that it can meet consumer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. Renin has implemented cost reduction initiatives in an effort to reduce its operating costs over time as part of Renin’s efforts to mitigate the impact of the current economic environment on its business; however, there is no assurance that these efforts will result in the expected cost savings and will not have unanticipated impacts on Renin’s operations. Renin is not currently in compliance with its financial covenants under its credit facility based on its operating results as of June 2023, and as a result, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

In light of current economic conditions, we have taken steps, where possible, to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $106.8 million compared to $83.7 million during the same 2022 period.
●	Loss before income taxes of $(8.7) million compared to income before income taxes of $16.6 million during the same 2022 period.
●	Net loss attributable to shareholders of $(8.0) million compared to a net income of $10.5 million during the same 2022 period.
●	Diluted loss per share of ($0.56) compared to a diluted earnings per share of $0.68 for the same 2022 period.

The following summarizes key financial highlights for the six months ended June 30, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $201.8 million compared to $159.2 million during the same 2022 period.
●	Income before income taxes of $0.5 million compared to net income of $13.8 million during the same 2022 period.
●	Net loss attributable to shareholders of $(0.1) million compared to net income of $8.6 million during the same 2022 period.
●	Diluted loss per share of ($0.01) compared to diluted earnings per share of $0.56 for the same 2022 period.

The Company’s consolidated results of operations for the three months ended June 30, 2023 compared to the same 2022 period were significantly impacted by the following:

●

A net decrease in BBXRE’s results of operations, which primarily reflects lower equity in net earnings of unconsolidated joint ventures primarily due to lower sales activity in 2023 as compared to 2022, as equity in net earnings of unconsolidated joint ventures in 2022 reflected, among other things, (i) the Altis Little Havana joint venture's sale of its multifamily apartment community in 2022, (ii) BBXRE's sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture's sale of single-family homes, as well as a decrease in net profits from BBXRE’s sale of lots to homebuilders at the Beacon Lake Community development in 2023 as compared to 2022, as BBXRE sold 15 developed lots during the 2023 period compared to 58 developed lots during the 2022 period;

●

An increase in BBX Sweet Holdings’ operating loss before income taxes primarily due to (i) higher occupancy, payroll, and depreciation expenses at IT’SUGAR, which includes the impact of new store locations opened in 2022 and 2023, and (ii) an increase in the operating loss incurred by Las Olas Confections and Snacks, which reflects, among other things, (i) lower sales volume, (ii) a customer return related to a product recall, and (iii) higher costs of product; and

●

An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2023 period, including the impact of restricted stock awards granted in January 2023; partially offset by

●

A decrease in Renin's operating loss before income taxes primarily due to an increase in its gross margin percentage relating primarily to a decrease in shipping, product, and labor costs in the 2023 period compared to the 2022 period.

The Company’s consolidated results of operations for the six months ended June 30, 2023 compared to the same 2022 period were impacted by the factors described above related to the three months ended June 30, 2023 compared to the same 2022 period, as well as the impact of gains recognized by the Company upon the consolidation of the Altman Companies and related real estate joint ventures in January 2023.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
BBX Capital Real Estate	$4,278	25,080	(20,802)	22,154	31,474	(9,320)
BBX Sweet Holdings	(2,475)	(218)	(2,257)	(4,983)	(1,348)	(3,635)
Renin	(3,689)	(3,904)	215	(6,720)	(7,605)	885
Other	14	409	(395)	2,706	902	1,804
Reconciling items and eliminations	(6,815)	(4,817)	(1,998)	(12,654)	(9,627)	(3,027)
(Loss) income before income taxes	(8,687)	16,550	(25,237)	503	13,796	(13,293)
Benefit (provision) for income taxes	1,292	(6,161)	7,453	(375)	(5,333)	4,958
Net (loss) income	(7,395)	10,389	(17,784)	128	8,463	(8,335)
Net (income) loss attributable to noncontrolling interests	(606)	66	(672)	(226)	176	(402)
Net (loss) income attributable to shareholders	$(8,001)	10,455	(18,456)	(98)	8,639	(8,737)

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

In an effort to diversify its portfolio of real estate developments, BBXRE has established BBX Logistics Properties, which is currently pursuing investment opportunities in the development of warehouse and logistics facilities. Further, the Altman Companies has established Altman Living, which is currently pursuing investment opportunities in the development of multifamily apartment communities that include affordable housing.

Business Update

Although BBXRE’s operations in 2021 and 2022 benefited from (i) an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, (ii) the availability of debt and equity capital for financing new multifamily apartment developments, and (iii) investor demand for the acquisition of stabilized multifamily apartment communities, economic and market conditions have since deteriorated and are negatively impacting BBXRE’s operations. In particular, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any new financings and have also had an adverse impact on applications for mortgage financing and home sales and the availability of financing. Further, rising interest rates are also adversely impacting the anticipated profitability of existing and prospective development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE is also experiencing a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, which BBXRE believes is also a result of rising interest rates and an overall decline in economic and market conditions. In addition, there has also been (i) significant increases in commodity and labor prices, which has resulted in higher development and construction costs, (ii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances, and (iii) an increase in operating costs related to multifamily apartment communities, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while the property is owned and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these inflationary factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates, which may also be further impacted in the next several years by the expected completion of construction of various new multifamily apartment communities in many of the markets in which BBXRE operates..

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the significant increase in insurance costs more recently having an additional impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are being adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration of the net operating income as a result of inflationary pressures and decelerating rental growth. These factors may have a material adverse impact on BBXRE’s results of operations, cash flows, and financial condition in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms.

As previously discussed in the Company’s 2022 Annual Report, other than the impact of remeasurement gains recognized upon the consolidation of the Altman Companies and various related development projects, as further described below, BBXRE currently expects a significant decline in revenues and net income over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which has resulted in a relative decline in expected monetization of investments in the near future, and (iii) a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects. While there is no assurance that it will be successful in doing so, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) the expansion of its investments in multifamily rental apartment communities through the Altman Companies and (ii) investing in the development of warehouse and logistics facilities through its recently formed logistics real estate division. However, due to the expected life cycle of these developments, which generally results in the monetization of an investment approximately three years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, rising interest rates, increases in development costs, and a decline in economic and market conditions have adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting BBXRE's investment criteria, and such conditions are expected to adversely impact BBXRE's plans to deploy capital in investments in new development opportunities.

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

BBXRE’s Ownership in the Altman Companies and Acquisition of Additional Equity Interests in 2023

On January 31, 2023 (the “Acquisition Date”), BBXRE closed on the acquisition of an additional 40% equity interest in the Altman Companies from Mr. Altman pursuant to the terms of the operating agreement of the Altman Companies. In connection with the acquisition, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the 10% interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028. In addition, the parties agreed to various terms pursuant to which Mr. Altman may invest in new development projects subsequent to the Acquisition Date.

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

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the six months ended June 30, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

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

Further, due to the consolidation of the managing members of the real estate joint ventures sponsored by the Altman Companies, BBXRE evaluated the managing members' investments in each respective real estate joint venture under the applicable accounting guidance for VIEs. Based on the Company’s analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that, while the Company will consolidate the managing member entities, the managing member entities must account for its investments in the underlying real estate joint ventures under the equity method of accounting, other than with respect to the Altra Kendall joint venture. With respect to the Altra Kendall joint venture, the Company has determined that the managing member entity must consolidate the Altra Kendall joint venture as of the Acquisition Date.

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

The Company is still in the process of completing its accounting for the consolidation of the Altman Companies and various real estate joint ventures sponsored by the Altman Companies. As a result, the amounts recognized in the Company’s consolidated financial statements related to the Altman Companies and such joint ventures upon the consolidation of these entities, including the non-cash gains recognized during the six months ended June 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information related to these entities obtained during the measurement period.

Active Developments Sponsored by the Altman Companies

As of June 30, 2023, BBXRE had investments in eight active developments sponsored by the Altman Companies that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at June 30, 2023	Carrying Value at June 30, 2023
Altis Grand Central	Tampa, Florida	314	Stabilized - 94% Occupied	$687
Altis Ludlam Trail (1)	Miami, Florida	312	Stabilized - 98% Occupied - Sold July 2023	20,574
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	6,750
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	3,024
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	12,190
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	4,150
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	6,035
Altis Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	3,579

(1)

The carrying value of BBXRE’s investment at June 30, 2023 includes $12.3 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, including the investment balance and accrued preferred return.

As a result of the Company consolidating the managing members of existing development joint ventures sponsored by the Altman Companies, the carrying value of BBXRE’s investments in real estate joint ventures includes investments owned by noncontrolling interests associated with the respective joint ventures.

In addition to the above unconsolidated developments, BBXRE consolidates the Altra Kendall joint venture, which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community has commenced and is expected to be substantially completed in 2025. As of June 30, 2023, the Company’s statement of financial condition includes $37.8 million of constructed costs incurred that are included in real estate and $35.4 million of noncontrolling interests related to the development.

Development Monetized in July 2023

In July 2023, the Altis Ludlam Trail joint venture sold Altis Ludlam Trail, its 312-unit multifamily apartment community located in Miami, Florida. In connection with the sale, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, received an aggregate cash distribution of $9.0 million related to its investment in the joint venture. In addition, BBXRE received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture that was accounted for as a loan to the joint venture. As of June 30, 2023, the carrying amount of the Company’s investment in Altis Ludlam Trail was $20.6 million, which included the impact of the above mentioned remeasurement gain based on the estimated fair market value of the managing member’s investment in the joint venture that was recognized by the Company during the three months ended March 31, 2023 in connection with BBXRE’s consolidation of the managing member of the joint venture in January 2023.

New Developments

In May 2023, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. In connection with the formation of the joint venture, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, invested $3.6 million in the Altis Twin Lakes joint venture and currently expects to contribute an additional $2.8 million to the venture based on its share of the estimated total development costs.

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

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in AGC. Pursuant to the operating agreement of AGC, the Altman Companies had the right to acquire the 40% equity interests in AGC that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interest in AGC for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBXRE’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of AGC, in April 2023, the Altman Companies acquired the remaining 40% equity interest in AGC in exchange for a purchase price of $1,000 paid at closing. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of AGC’s working capital as of December 31, 2025. Following the transaction, the Company changed the name of AGC to Altman Builders, LLC.

Business Update

In 2021 and 2022, the Altman Companies’ operations benefited from an increase in (i) demand for multifamily apartment housing in many of the markets in Florida in which it operates, (ii) investor demand for the acquisition of stabilized multifamily apartment communities, and (iii) availability of debt and equity capital for financing new multifamily apartment developments. However, economic and market conditions have deteriorated and are negatively impacting the Altman Companies operations. In particular, the Altman Companies has recently observed (i) a deceleration in the growth of rental rates at its developments, as well as a decline in rental rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which would have a negative impact on the sale values of multifamily apartment communities, (iii) a decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are primarily a result of increases in interest rates and a decline in economic and market conditions.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including higher than anticipated interest costs related to debt financing and unanticipated increases in commodities costs, and potential delays in the timing of the completion of projects. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned on these developments would be offset to some extent by various factors, including demand for multifamily housing and higher rental rates currently resulting from inflationary factors, the Altman Companies has moderated prior expectations related to the profitability of these projects in light of (i) rising interest rates, (ii) potential decreases in investor demand and increases in capitalization rates, which would negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, and (iii) continued inflationary pressures, including significant increases in costs, such as property insurance, that are outpacing current growth in rental rates, negatively impacting both the operating results of these communities and the values at which these communities could be sold. Further, the deceleration in the growth of rental rates may also be further impacted in the next several years by the expected completion of construction of various new multifamily apartment communities in many of the markets in which the Altman Companies operates.

As previously disclosed, during the year ended December 31, 2022, the Altman Companies made a decision not to move forward with several prospective development opportunities and recognized losses related to predevelopment expenditures for such developments based on the determination that such developments no longer met the Altman Companies’ investment criteria due to a combination of (i) significant increases in development costs, (ii) supply chain disruptions and material shortages, (iii) the impact of higher interest rates and insurance costs on development costs and the estimated values at which multifamily apartment communities can be sold, and (iv) the increased uncertainty regarding whether increases in rental rates will be available to offset increases in development costs. Further, the decision not to move forward with these projects has begun to and will continue to adversely impact the Altman Companies’ operating results, as these developments were previously anticipated to generate development management and general contractor fees related to such projects.

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

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and further increases in interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, as further described above, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s investment in the Altman Companies, including the goodwill recognized by the Company in connection with the consolidation of the Altman Companies.

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

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of June 30, 2023:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(155)	(299)	(1,431)
Remaining lots to sell	—	—	—	45	—	45
Lots under contract with homebuilders	—	—	—	(45)	—	(45)
Available lots	—	—	—	—	—	—

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

As noted in the table above, BBXRE has sold all but 45 lots in the Beacon Lake Community as of June 30, 2023 and is under contract to sell the remaining 45 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community.

However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of June 30, 2023, BBXRE had recognized contingent purchase price receivables totaling $13.7 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	155	1,132
Homes closed	301	433	196	56	986
Homes remaining to close	1	46	—	99	146

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has observed a deceleration in the number of prospective homebuyers and home sales, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. In spite of these factors, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an increase in prices for single-family homes; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida.  During the six months ended June 30, 2023 and 2022, BBXRE recognized $1.4 million and $0.1 million, respectively, in equity earnings from the joint venture. As of June 30, 2023, the joint venture had executed contracts to sell 195 homes in the community and had closed on the sale of 131 homes.

As previously disclosed in the 2022 Annual Report, BBXRE’s other single-family development joint ventures, including the Marbella joint venture, had substantially completed their development activities as of December 31, 2022.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Sales of real estate inventory	$4,445	8,737	(4,292)	6,217	15,207	(8,990)
Revenue from construction contracts	36,574	—	36,574	61,611	—	61,611
Real estate development and management fees	2,636	—	2,636	4,247	—	4,247
Interest income	2,111	629	1,482	4,085	1,174	2,911
Net gains on sales of real estate assets	—	—	—	—	1,329	(1,329)
Other revenues	50	506	(456)	101	1,022	(921)
Total revenues	45,816	9,872	35,944	76,261	18,732	57,529
Cost of real estate inventory sold	959	3,878	(2,919)	1,537	6,113	(4,576)
Cost of revenue from construction contracts	38,129	—	38,129	62,318	—	62,318
Interest expense	35	—	35	46	—	46
Recoveries from loan losses, net	(2,507)	(3,289)	782	(3,107)	(3,937)	830
Selling, general and administrative expenses	6,326	3,362	2,964	12,566	5,760	6,806
Total costs and expenses	42,942	3,951	38,991	73,360	7,936	65,424
Operating income	2,874	5,921	(3,047)	2,901	10,796	(7,895)
Equity in net earnings of unconsolidated real estate joint ventures	728	19,154	(18,426)	1,832	20,686	(18,854)
Gain on the consolidation of The Altman Companies	—	—	—	6,195	—	6,195
Gain on the consolidation of investment in real estate joint ventures	27	—	27	10,882	—	10,882
Other income (expense)	649	5	644	344	(8)	352
Income before income taxes	$4,278	25,080	(20,802)	22,154	31,474	(9,320)

BBXRE’s income before income taxes for the three months ended June 30, 2023 compared to the same 2022 period decreased by $20.8 million primarily due to the following:

●

A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, (ii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, and (iii) the Marbella joint venture’s sale of single-family homes in 2022, partially offset by the Sky Cove South joint venture’s sale of single-family homes in 2023;

●

A net loss related to the Altman Companies in 2023, which primarily reflects general and administrative expenses exceeding revenues from real estate development and management fees and a net loss from construction contracts;

●

A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 15 developed lots during the 2023 period compared to 58 developed lots during the 2022 period;

●	A decrease in recoveries from loan losses primarily attributable to lower settlements with guarantors of previously charged-off loans in 2023 compared to 2022; and
●	Lower other revenues due to the sale of a golf course in December 2022; partially offset by
●	Higher interest income primarily attributable to an increase in interest rates earned on cash, cash equivalents, and marketable securities.

BBXRE’s income before income taxes for the six months ended June 30, 2023 compared to the same 2022 period decreased by $9.3 million primarily due to the factors described above related to the three months ended June 30, 2023 compared to the same 2022 period, partially offset by the impact of remeasurement gains recognized during the three months ended March 31, 2023 in connection with the Company's consolidation of the Altman Companies and related real estate joint ventures in January 2023.

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

IT'SUGAR

As of June 30, 2023, IT’SUGAR was operating approximately 100 retail locations across the United States and Canada.

As previously disclosed, IT’SUGAR is focused on leveraging its reputation as a “retailtainment” experience for customers to expand and improve the quality of its store portfolio through the following:

●

Expanding on its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey, the Ala Moana Center in Honolulu, Hawaii, and Fisherman's Wharf in San Francisco, California);

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

The following summarizes activities in IT’SUGAR’s store portfolio during the six months ended June 30, 2023:

●

IT’SUGAR opened (i) a new “candy department store” at Fisherman’s Wharf in San Francisco, California, (ii) new retail locations in Oklahoma City, Oklahoma, Dania Beach, Florida, Sacramento, California, and Baton Rouge, Louisiana, and (iii) relocations of stores at existing locations in Lynnfield, Massachusetts, Austin, Texas, and Pembroke Pines, Florida;

●

IT’SUGAR executed (i) a lease agreement to relocate one of its large format “pop-up” stores at an existing location in Boston, Massachusetts into a larger “candy department store” for an extended lease term and (ii) lease agreements to extend the lease term of various locations; and

●	IT’SUGAR closed three retail locations.

IT’SUGAR has executed lease agreements to open an additional three retail locations during the remainder of 2023, including the above mentioned “candy department store” in Boston, Massachusetts and an additional “candy department store” in Miami, Florida. Further, while IT’SUGAR has recently slowed the pace at which it has been executing lease agreements for new locations in light of current economic conditions, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for which lease agreements have been executed and has been more recently re-focusing on “pop-up” retail locations and locations that are subject to leases with relatively shorter lease terms that it expects will require initial capital investments that are less than the investments required for IT’SUGAR's traditional retail location and “candy department stores.”

During the three and six months ended June 30, 2023, IT’SUGAR’s trade sales were $31.8 million and $59.4 million, respectively, which reflects an increase of $0.8 million and $4.2 million over the respective comparable periods in 2022 that is primarily attributable to the impact of sales generated in IT’SUGAR’s new and expanded store locations. However, during the three and six months ended June 30, 2023, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by 10% and 2.4% as compared to the respective comparable periods in 2022. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand and may also be partially attributable to inclement weather events at various locations in 2023.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR was previously experiencing significant increases in the cost of inventory and freight. While IT’SUGAR was previously able to partially mitigate the impact of increased costs on its selling margins through increases in the prices of its products in 2022, IT’SUGAR’s selling margins began experiencing compression as a result of rising costs in early 2023, as IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand. However, in more recent months, IT’SUGAR has begun to experience a decline in the cost of inventory and freight related to certain of its products, which ITSUGAR believes may improve its selling margin in future periods and partially offset the impact of a decline in consumer demand. Further, after IT’SUGAR increased inventory levels at its retail locations in 2022 in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the recent slowdown in store sales and general economic uncertainty and volatility.

In addition to the above issues, IT’SUGAR has continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing, including at both its retail locations and its corporate offices. Further, similar to the Company’s other reportable segments, IT’SUGAR has experienced a significant increase in insurance costs in 2023 as compared to 2022, including a significant increase in property insurance costs upon the renewal of its policies during the second quarter of 2023.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he will continue to remain an employee and advisor to BBX Sweet Holdings for two years. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance will be paid in installments in July 2024 and July 2025. As a result, IT’SUGAR became a wholly-owned subsidiary of BBX Sweet Holdings.

Las Olas Confections and Snacks

During the three and six months ended June 30, 2023, Las Olas Confections and Snacks’ revenues decreased by 30.5% and 14.3% as compared to its revenue during the same 2022 periods primarily due to lower sales volume and a customer return related to a product recall.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Trade sales	$35,013	35,602	(589)	67,738	64,959	2,779
Cost of trade sales	(21,902)	(20,622)	(1,280)	(42,448)	(38,995)	(3,453)
Gross margin	13,111	14,980	(1,869)	25,290	25,964	(674)
Interest expense	(375)	(222)	(153)	(707)	(469)	(238)
Impairment losses	—	—	—	—	(64)	64
Selling, general and administrative expenses	(15,217)	(14,982)	(235)	(29,758)	(27,657)	(2,101)
Total operating losses	(2,481)	(224)	(2,257)	(5,175)	(2,226)	(2,949)
Other income	24	6	18	224	878	(654)
Foreign exchange loss	(18)	—	(18)	(32)	—	(32)
Loss before income taxes	$(2,475)	(218)	(2,257)	(4,983)	(1,348)	(3,635)
Gross margin percentage	37.45%	42.08%	(4.63)%	37.34%	39.97%	(2.63)%
SG&A as a percent of trade sales	43.46%	42.08%	1.38%	43.93%	42.58%	1.35%
Expenditures for property and equipment	$3,098	2,588	510	8,167	3,945	4,222
Depreciation and amortization	$2,282	1,612	670	4,084	3,105	979
Debt accretion and amortization	$(17)	5	(22)	(11)	49	(60)
Pre opening and closing expenses	$167	164	3	632	298	334
ASC 842 straight line rent adjustments	$2	264	(262)	183	563	(380)

BBX Sweet Holdings’ loss before income taxes for the three months ended June 30, 2023 was $(2.5) million compared to $(0.2) million during the same 2022 period. The increase in the loss before income taxes was primarily due to the following:

●

A decline in IT’SUGAR’s results of operations primarily as a result of higher occupancy, payroll, and depreciation expenses, which includes the impact of new store locations opened in 2022 and 2023, partially offset by higher sales, which is primarily attributable to the impact of new and expanded store locations, as comparable store sales declined in 2023 as compared to 2022; and

●

The recognition of a loss before income taxes by Las Olas Confections and Snacks in the 2023 period of $2.2 million as compared to a loss of $0.4 million in the 2022 period, which reflects, among other things, (i) lower sales volume, (ii) a customer return related to a product recall, and (iii) higher costs of product.

BBX Sweet Holdings’ loss before income taxes for the six months ended June 30, 2023 was $(4.9) million compared to $(1.3) million during the same 2022 period. The increase in the loss before income taxes was primarily due to the factors discussed above related to the three months ended June 30, 2023 compared to the same 2022 period, as well as the recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period as a result of the Company's sale of the Hoffman's Chocolates manufacturing facility in Greenacres, Florida.

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

Business Update

During the six months ended June 30, 2023, Renin’s sales decreased by 24% as compared to the same period in 2022, which primarily reflects a decrease in sales in its retail channel. Its retail channel comprised approximately 69% of its gross sales for the 2023 period as compared to approximately 74% for the same period in 2022. As previously disclosed, Renin’s sales volumes in 2023 have continued the decline that Renin experienced in 2022, and such declines have accelerated. With respect to the decline in customer demand, Renin believes that the decline is attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers in an effort to offset the impact of a decline in customer demand for its existing products; however, Renin does not currently expect that such efforts will sufficiently mitigate the impact of a decline in customer demand for its existing products particularly if the current decline in sales volumes continues for the foreseeable future.

While sales declined, Renin’s gross margin improved during the three and six months ended June 30, 2023 as compared to the same periods in 2022, which reflects an increase in Renin’s gross margin percentage from 2.3% and 3.7% during the three and six months ended June 30, 2022, respectively, to 7.9% and 7.5% during the comparable 2023 periods. The improvement in Renin’s gross margin percentage reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects various initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand in 2023, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters.

Although Renin has taken steps intended to mitigate the factors impacting its operations and is evaluating additional courses of action to further mitigate such factors, Renin currently expects that its operating results will continue to be adversely impacted in 2023, particularly if the currently observed declines in sales volumes continue. Further, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases can be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs. Renin may be required to implement additional price decreases, particularly if customers in its retail channels determine that a decline in selling prices to consumers are necessary to increase demand.

In addition, lower customer demand, supply chain disruptions, and Renin's efforts to mitigate inflationary cost pressures have had and may continue to have other negative impacts on Renin’s operations. In particular, while Renin has thus far observed improvements in its gross margin percentage as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations, including resource constraints and unforeseen disruptions resulting from operational changes. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is actively rationalizing and lowering its inventory levels in order to reduce its investment in working capital; however, such efforts could disrupt its ability to fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have made this difficult.

Renin is also negatively impacted by increases in interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the "TD Bank Credit Facility") to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. The credit facility was subject to amendments during 2021 and 2022, which among other things, (i) provided a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provided temporary relief from certain of the financial covenants under the credit facility, (iii) included an additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modified the interest rates applicable to borrowings under the facility, and (v) waived certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results. While TD Bank continued to allow Renin to utilize its revolving line of credit and Renin continued to make all scheduled payments required under the credit facility, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

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

In December 2022, BBX Capital contributed $1.0 million of capital to Renin, and in connection with the execution of the amendment in February 2023, BBX Capital contributed $7.0 million of additional capital to Renin pursuant to the terms of the amendment. The Company elected to use a portion of such funds to prepay $2.5 million of the term loan.

As of June 30, 2023, Renin was not in compliance with the financial covenant under the credit facility which requires Renin to meet certain minimum levels of specified operating results as a result of the impact of the decline in customer demand on Renin’s operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, in July 2023, TD Bank sent a formal notice of default to Renin and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the TD Bank credit facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

Impairment Testing

As described in the consolidated financial statements included in the Company’s 2022 Annual Report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the six months ended June 30, 2023, the Company considered the factors discussed in this report, including the more recent decline in Renin’s sales, to assess whether it should test Renin’s goodwill for potential impairment on an interim basis. In this regard, while the recent decline in sales has negatively impacted the Company’s outlook for Renin’s operating results in the near term, Renin’s gross margin percentage, which has been the most significant factor negatively impacting Renin’s operating results for the past two years, has shown signs of improvement based on lower freight costs and cost saving initiatives implemented by Renin. Further, as described above, Renin is currently evaluating and implementing additional cost saving measures intended to mitigate the recent decline in customer demand and align its cost structure with its sales volumes. Accordingly, as the expected duration of the recent decline in customer demand is uncertain and the Company’s prior estimate of the fair value of Renin was significantly in excess of its carrying amount, the Company has currently concluded that it not more likely than not that the fair value of Renin is less than its carrying amount. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations, (ii) a material long term or permanent decline in demand for Renin’s products, and/or (iii) Renin being unable to increase its market share in various products.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Trade sales	$24,344	35,093	(10,749)	52,320	68,581	(16,261)
Cost of trade sales	(22,415)	(34,305)	11,890	(48,422)	(66,079)	17,657
Gross margin	1,929	788	1,141	3,898	2,502	1,396
Interest expense	(1,152)	(776)	(376)	(2,273)	(1,342)	(931)
Selling, general and administrative expenses	(3,991)	(4,273)	282	(7,839)	(8,933)	1,094
Total operating loss	(3,214)	(4,261)	1,047	(6,214)	(7,773)	1,559
Other expense	(5)	—	(5)	(4)	—	(4)
Foreign exchange (loss) gain	(470)	357	(827)	(502)	168	(670)
Loss before income taxes	$(3,689)	(3,904)	215	(6,720)	(7,605)	885
Gross margin percentage	7.92%	2.25%	5.67%	7.45%	3.65%	3.80%
SG&A as a percent of trade sales	16.39%	12.18%	4.21%	14.98%	13.03%	1.95%
Expenditures for property and equipment	$457	254	203	741	524	217
Depreciation and amortization	$878	832	46	1,745	1,651	94
Debt accretion and amortization	$(51)	21	(72)	(9)	53	(62)

Renin’s loss before income taxes for the three months ended June 30, 2023 was $(3.7) million compared to a net loss of  $(3.9) million during the same 2022 period. The decrease in Renin's loss before income taxes was primarily due to the following:

●

An improvement in Renin’s gross margin and gross margin percentage as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and various initiatives implemented by Renin in an effort to reduce costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023; and

●

A decrease in selling, general, and administrative expenses primarily due to lower labor costs in 2023 resulting from headcount reductions in Renin’s facility located in Montreal, Canada and the impact of accrued severance associated with a former executive in 2022; partially offset by

●	A significant decrease in Renin’s trade sales, which primarily reflects a decrease in sales in its retail channel as a result of a decline in customer demand;
●	A decrease in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar; and
●

An increase in interest expense associated with (i) rising base rates on Renin’s variable rate debt, (ii) an increase in interest rate spreads from the modification of the TD Bank Credit Facility in May 2022, and (iii) interest expense associated with BBX Capital’s loan to Renin.

Renin’s loss before income taxes for the six months ended June 30, 2023 was $(6.7) million compared to a net loss of  $(7.6) million during the same 2022 period. The decrease was primarily due to the items discussed above.

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

During the three and six months ended June 30, 2023, the Company recognized income before income taxes related to these other businesses of $0.01 million and $2.7 million, respectively compared to $0.4 million and $0.9 million during the three and six months ended June 30, 2022, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the six months ended June 30, 2023.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2023 were $7.1 million and $14.1 million, respectively, compared to $5.8 million and $11.4 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023 and 2022, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 reflect higher executive compensation, including $0.4 million and $0.8 million, respectively, in share-based compensation expense from restricted stock awards granted in January 2023.

Interest Income

BBX Capital’s interest income for the three and six months ended June 30, 2023 was ($0.4) million and $0.1 million, respectively, compared to $0.6 million and $1.2 million during the three and six months ended June 30, 2022, respectively. The interest income during the three and six months ended June 30, 2023 includes a $0.9 million reduction in interest income associated with the $15.0 million discounted prepayment of BBX Capital's note receivable from Bluegreen Vacations  in May 2023 as well as the interest income on the Bluegreen note receivable and interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR that was eliminated in consolidation.

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

The Company’s income tax rate, inclusive of the effect of certain discrete items, for the three and six months ended June 30, 2023 was approximately 15% and 75%. The Company expects that its effective tax rate for the remainder of the year, excluding any future discrete items will be approximately 15%. The effective tax rate is different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and six months ended June 30, 2022 was approximately 28% and 25%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests during the three and six months ended June 30, 2023 was $0.6 million and $0.2 million, respectively, reflecting income from the Company's noncontrolling interests in consolidated real estate joint ventures, IT’SUGAR, and a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure.

The net loss attributable to noncontrolling interests during the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively, reflecting losses from the Company's noncontrolling equity interests in IT'SUGAR and IT'SUGAR FL II, LLC partially offset by income attributed to a 19% noncontrolling equity interest in the aforementioned restaurant.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows (used in) provided by operating activities	$(7,944)	5,602
Cash flows (used in) provided by investing activities	(22,109)	3,914
Cash flows used in financing activities	(55)	(9,675)
Net decrease in cash, cash equivalents and restricted cash	$(30,108)	(159)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$98,223	118,886

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $13.6 million during the six months ended June 30, 2023 compared to the same 2022 period primarily due to (i) lower operating cash flows from BBXRE, (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2023 as compared to 2022, and (iii) lower accrued expenses and accounts payable, partially offset by lower cash flows used in operating activities at Renin.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities decreased by $26.0 million during the six months ended June 30, 2023 compared to the same 2022 period primarily due to (i) the purchase of $68.9 million of marketable securities, (ii) higher purchases of property and equipment in 2023, (iii) additions to real estate held for investment associated with construction in progress of the Altra Kendall rental property and (iv) cash paid for the acquisition of the Altman Companies, partially offset by cash acquired in the consolidation of the real estate joint ventures and proceeds from the repayment of the Bluegreen Vacations note receivable.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $9.6 million during the six months ended June 30, 2023 compared to the same 2022 period primarily due to lower revolving line of credit loan repayments by Renin during the 2023 period compared to the same 2022 period and higher contributions from noncontrolling interests associated with consolidated VIEs.

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

Commitments

The Company’s material commitments as of June 30, 2023 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of June 30, 2023 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$5,251	31,685	440	635	(172)	37,839
Noncancelable operating leases	13,937	51,259	41,326	63,894	—	170,416
Payment for purchase of an additional 10% interest in the Altman Companies (3)	—	—	—	2,350	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	3,250	1,427	—	—	—	4,677
Total contractual obligations	22,438	84,371	41,766	66,879	(172)	215,282
Interest Obligations (2)(4)
Notes payable and other borrowings	1,614	4,586	73	624	—	6,897
Total contractual interest	1,614	4,586	73	624	—	6,897
Total contractual obligations	$24,052	88,957	41,839	67,503	(172)	222,179

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by the Altman Companies.
(2)

Obligations under Renin’s TD Bank credit facility are presented based on the scheduled principal payments and stated maturity date of October 2025, as amended by the amendment to the loan agreement executed in February 2023. As previously discussed, Renin is out of compliance with the financial covenants under the credit facility and TD Bank’s remedies include the acceleration of amounts outstanding under the facility, and such acceleration would contractually obligate Renin to repay such amounts ahead of the scheduled repayment dates contemplated in the loan agreement. If Renin is required to repay all or a portion of its borrowings under the facility, such repayment would have a material adverse effect on the Company’s liquidity and financial position.

(3)

The $2.4 million represents the amount owed by BBXRE to Mr. Altman following BBXRE’s acquisition of the Altman Companies in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies or November 30, 2028.

(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $135.5 million of cash, cash equivalents, and short-term investments, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs.  Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition to these sources of liquidity, the Company expects to receive quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off of the Company from Bluegreen Vacations. The original principal amount of the note was $75.0 million. However, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance. Further, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. As a result, as of June 30, 2023, the outstanding balance of the note was $35.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time.

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

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased during the six months ended June 30, 2023. As of  June 30, 2023 the Company remained authorized under the share repurchase program to purchase up to $13.9 million of shares of the Company's Class A and Class B Common Stock.

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

Although the Altman Companies generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, it is generally expected that any profits generated for BBXRE through the operations of the Altman Companies in the near future will primarily be through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that BBXRE will be required to fund (i) the Altman Companies for its ongoing operating costs and predevelopment expenditures and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies was required to write-off various predevelopment expenditures during the year ended December 31, 2022 as it no longer expects to be reimbursed for such expenditures upon the formation of the development joint venture. Accordingly, BBXRE expects to fund the Altman Companies for predevelopment expenditures expected to be incurred by it in 2023 in seeking new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline, and as a result, BBXRE expects to fund ongoing operating expenses related to the Altman Companies in order to manage its ongoing developments and identify new projects for its pipeline. As a result, BBXRE currently anticipates that it will fund in excess of $5.0 million to the Altman Companies during the remaining six months of 2023 for planned predevelopment expenditures and ongoing operating costs. In addition, although BBXRE does not currently expect to invest material amounts in the managing member of new development joint ventures during the during the remaining six months of 2023 based on its current pipeline of new potential development projects, the managing member of the Altis Twin Lakes joint venture, which is consolidated by BBXRE, expects to fund equity contributions of $2.8 million to the development joint venture, as the development costs related to Altis Twin Lakes are being funded by the joint venture partners over time. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics Properties

BBXRE currently expects that it may fund a net amount of up to $5.0 million in BBX Logistics Properties during the remaining six months of 2023 for investments in new developments, predevelopment expenditures, and ongoing operating costs. The net amount expected to be funded during the remainder of 2023 reflects the benefit of approximately $2.6 million of cash proceeds generated by BBX Logistics Properties upon the assignment of a purchase and sale agreement in July 2023, as further described below, but it does not reflect any development fees that may be generated upon the potential commencement of any development projects in 2023.

If the division commences the development of warehouse and logistics facilities, BBXRE expects that it will seek to develop such projects through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. While there is no assurance that this will be the case, if joint ventures are formed to invest in projects, BBXRE expects that it will be reimbursed for all or a portion of its previously incurred predevelopment expenditures by such ventures. Further, in the event that BBXRE closes on development financing for such projects, BBXRE expects that (i) it would be required to contribute at least $5.0 million to a newly-formed wholly-owned subsidiary that will provide guarantees on the indebtedness for the funded projects and (ii) such cash would be restricted from being utilized in BBXRE’s other operations.

As of June 30, 2023, BBXRE had entered into agreements to acquire four land parcels for the purpose of developing logistics facilities for an aggregate purchase price of approximately $54.1 million. BBXRE has completed due diligence on two of these parcels, which have an aggregate purchase price of approximately $34.5 million, and paid nonrefundable deposits totaling $0.9 million on these parcels. The agreements for two of the remaining two parcels are subject to the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods. However, with respect to the third parcel for which BBXRE had paid a nonrefundable deposit, in July 2023, BBXRE determined that it would not proceed with the development of a logistics facility on the parcel and generated net proceeds of $2.6 million from assigning the purchase and sale agreement to an unaffiliated replacement buyer of the parcel.

As indicated above, if BBXRE moves forward with any or all of these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and, in such case, it will assign the agreements to the applicable joint ventures. Accordingly, if BBXRE moves forward with any or all of these projects, BBXRE generally expects that it would fund a portion of the land and development costs as the managing member and would seek third party debt and equity financing for the remainder of such costs. However, with respect to the one of the above mentioned land parcels for which BBXRE has paid a nonrefundable deposit, the purchase and sale agreement for the land parcel, which provides for a purchase price of $25.0 million, currently requires the closing of the purchase to occur in September 2023. Although BBXRE is currently engaged in negotiations with a third party equity investor related to the formation of a joint venture that would acquire the land pursuant to the purchase and sale agreement for the purposes of developing logistics facility on the land, there is no assurance that BBXRE will be able to enter into such joint venture on acceptable terms or prior to the required closing date for the property. However, based in part on entitlements obtained by BBXRE while the land parcel has been under contract with the seller, BBXRE may consider acquiring the land prior to the formation of a development joint venture with a third party and fund the purchase price through a combination of cash on hand and a third party mortgage loan and thereafter continue to seek third party debt and equity financing for the development project. The expected funding during the remaining six months of 2023 described above does not include an estimate of cash on hand necessary to close on the land prior to the formation of a development joint venture with a third party.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur between $2.5 million to $5.0 million of capital expenditures during the remaining six months of 2023 to fund construction costs associated with executed leases for new retail locations and the expansion of existing retail locations. However, while IT’SUGAR has more recently slowed the pace at which it is executing lease agreements for new locations in light of current economic conditions, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for which lease agreements have been executed, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he will continue to remain an employee and advisor to BBX Sweet Holdings for two years. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance will be paid in installments in July 2024 and July 2025. As a result, IT’SUGAR became a wholly-owned subsidiary of BBX Sweet Holdings.

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

In February 2023, BBX Capital made a $7.0 million capital contribution to Renin in order to fund a $2.5 million partial prepayment of Renin's term loan with TD Bank and to provide additional liquidity for working capital requirements. As of June 30, 2023, the aggregate amount outstanding under Renin's TD Bank credit facility was $30.7 million, and as further discussed in this report, BBX Capital may fund additional amounts to Renin to address the ongoing noncompliance with financial covenants under the TD Bank credit facility. While BBX Capital may consider providing additional funds to Renin in future periods to fund working capital and its commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of June 30, 2023, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Bank (“TD Bank”) Revolving Line of Credit -TD Bank Credit Facility

Renin’s TD Bank Credit Facility includes a revolving line of credit that currently provides for availability of up to $22.0 million through December 31, 2023, at which time the availability will be $20.0 million through the maturity of the facility in October 2025. As of June 30, 2023, the outstanding amount under the revolving line of credit was $20.3 million, and the effective interest rate was 9.7%.

As of June 30, 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. As a result, while TD Bank has continued to allow Renin to utilize the revolving line of credit for its operations, the line of credit under the facility had no contractually committed availability as of June 30, 2023.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of June 30, 2023, the credit facility had a zero balance, as the balance was paid off in its entirety in June 2023 to satisfy the requirement to maintain a zero balance on the facility for thirty consecutive days in each calendar year. In July 2023, the Company borrowed $2.3 million under the credit facility.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR Credit Facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE has pledged $5.8 million of cash and marketable securities in a Regions Bank brokerage account to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants. As of June 30, 2023, the outstanding amount under the credit facility was $5.0 million, and the effective interest rate was 6.25%.

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

As of June 30, 2023, the Altman Companies had three letters of credit outstanding under the facility with an aggregate balance of $1.3 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of June 30, 2023 and December 31, 2022, the Company’s investments in these joint ventures totaled $61.2 million and $49.4 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is approximately $71.4 million. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

As described in Note 7, to the Company’s condensed consolidated financial statements included in Item 1 of this report, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $110.4 million on aggregate joint venture indebtedness of $378.1 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of June 30, 2023, ABBX has been funded with $10.0 million in cash and cash equivalents, and ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company consolidated the Altman Companies, including AGC, in its financial statements in January 2023, and management is in the process of documenting, evaluating, integrating and making changes to the Altman Companies’ internal control over financial reporting. As a result, management has not had sufficient time to conduct a complete assessment of the Altman Companies’ internal control over financial reporting. The Altman Companies’ total revenues and total assets represented 41.1% and 12.4%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the six months ended June 30, 2023.

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

BBX CAPITAL, INC.

August 9, 2023	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

August 9, 2023	By:	/s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer