Form 10-Q
period 2023-09-30
BBX Capital, Inc.
filed 2023-11-08
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2023 is as follows:

Class A Common Stock of $.01 par value, 11,296,307 shares outstanding.
Class B Common Stock of $.01 par value, 3,860,055 shares outstanding.

BBX Capital, Inc. TABLE OF CONTENTS

Part I.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022 - Unaudited	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2023 and 2022 - Unaudited	2
	Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2023 and 2022 - Unaudited	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 - Unaudited	5
	Notes to Condensed Consolidated Financial Statements - Unaudited	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	60
Item 4.	Controls and Procedures	60

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 6.	Exhibits	61
	Signatures	62

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents ($3,550 in 2023 in variable interest entities (VIEs))	$102,490	127,581
Restricted cash ($10,369 in 2023 in VIEs)	22,072	750
Securities available for sale, at fair value	44,899	18,548
Trade accounts receivable, net	20,098	19,665
Construction contracts receivable, net	13,743	—
Trade inventory, net	40,336	48,866
Real estate ($3,874 in 2023 and $4,443 in 2022 held for sale and $53,605 in 2023 in VIEs)	70,101	12,345
Investments in and advances to unconsolidated real estate joint ventures ($39,453 in 2023 in VIEs)	43,610	49,415
Note receivable from Bluegreen Vacations Holding Corporation	35,000	50,000
Property and equipment, net	38,564	35,140
Goodwill	49,614	18,414
Intangible assets, net	27,476	29,405
Operating lease assets	116,759	110,082
Deferred tax asset, net	2,734	4,259
Contract assets	32,719	16,918
Other assets ($1,223 in 2023 in VIEs)	20,790	21,453
Total assets	$681,005	562,841
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$43,920	17,371
Accrued expenses ($301 in 2023 in VIEs)	34,177	34,985
Contract liabilities	30,457	861
Other liabilities	3,600	5,297
Operating lease liabilities	134,719	126,842
Notes payable and other borrowings ($5,358 in 2023 in VIEs)	44,847	38,543
Total liabilities	291,720	223,899
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	5,180	4,414
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,630,176 in 2023 and 10,629,613 in 2022	106	106
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,723,369 in 2023 and 3,723,932 in 2022	37	37
Additional paid-in capital	316,346	312,978
Accumulated earnings	12,039	20,358
Accumulated other comprehensive income	851	823
Total shareholders' equity	329,379	334,302
Noncontrolling interests	54,726	226
Total equity	384,105	334,528
Total liabilities and equity	$681,005	562,841

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Trade sales	$61,462	71,097	186,379	209,431
Sales of real estate inventory	2,712	1,606	8,929	16,813
Revenue from construction contracts	29,067	—	90,678	—
Real estate development and property management fees	5,002	—	9,249	—
Interest income	2,545	1,576	6,736	3,968
Net gain on sales of real estate assets	2,271	—	2,210	1,329
Other revenue	280	955	939	2,862
Total revenues	103,339	75,234	305,120	234,403
Costs and expenses:
Cost of trade sales	45,307	54,057	137,641	160,661
Cost of real estate inventory sold	570	556	2,107	6,669
Cost of revenue from construction contracts	31,945	—	94,263	—
Interest expense	810	615	2,245	1,660
Recoveries from loan losses, net	(177)	(278)	(3,284)	(4,215)
Impairment losses	349	311	349	375
Selling, general and administrative expenses	34,120	29,073	102,143	86,498
Total costs and expenses	112,924	84,334	335,464	251,648
Operating losses	(9,585)	(9,100)	(30,344)	(17,245)
Equity in net earnings of unconsolidated real estate joint ventures	2,126	15,026	3,958	35,712
(Loss) gain on the consolidation of The Altman Companies	(2,393)	—	3,802	—
Gain on the consolidation of investment in real estate joint ventures	1,135	—	12,017	—
Other income (expense)	1,155	(310)	4,042	777
Foreign exchange gain (loss)	421	903	(113)	1,071
(Loss) income before income taxes	(7,141)	6,519	(6,638)	20,315
Benefit (provision) for income taxes	606	(2,519)	231	(7,852)
Net (loss) income	(6,535)	4,000	(6,407)	12,463
Net (income) loss attributable to noncontrolling interests	(1,290)	24	(1,516)	200
Net (loss) income attributable to shareholders	$(7,825)	4,024	(7,923)	12,663
Basic (loss) earnings per share	$(0.55)	0.26	(0.55)	0.82
Diluted (loss) earnings per share	$(0.55)	0.26	(0.56)	0.82
Basic weighted average number of common shares outstanding	14,354	15,409	14,354	15,452
Diluted weighted average number of common shares outstanding	14,354	15,494	14,354	15,491
Net (loss) income	$(6,535)	4,000	(6,407)	12,463
Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale	(12)	(61)	(8)	(152)
Foreign currency translation adjustments	(338)	(838)	36	(1,052)
Other comprehensive (loss) income, net	(350)	(899)	28	(1,204)
Comprehensive (loss) income, net of tax	(6,885)	3,101	(6,379)	11,259
Comprehensive (income) loss attributable to noncontrolling interests	(1,290)	24	(1,516)	200
Comprehensive (loss) income attributable to shareholders	$(8,175)	3,125	(7,895)	11,459

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

 For the Three Months Ended September 30, 2023 and 2022

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2022	11,792	3,667	$118	37	312,299	17,439	1,531	730	332,154
Net income excluding $84 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	4,024	—	(108)	3,916
Other comprehensive loss	—	—	—	—	—	—	(899)	—	(899)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(270)	—	—	(270)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Purchase and retirement of common stock	(100)	—	(1)	—	—	(952)	—	—	(953)
Share-based compensation	—	—	—	—	965	—	—	—	965
Balance, September 30, 2022	11,692	3,667	$117	37	313,264	20,241	632	629	334,920

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078
Net loss excluding $173 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(7,825)	—	1,117	(6,708)
Other comprehensive loss	—	—	—	—	—	—	(350)	—	(350)
Buyout of redeemable noncontrolling interest	—	—	—	—	311	—	—	—	311
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	(434)	(434)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	190	190
Distributions to noncontrolling interests	—	—	—	—	(197)	—	—	(5,314)	(5,511)
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,124	—	—	405	1,529
Balance, September 30, 2023	10,630	3,723	$106	37	316,346	12,039	851	54,726	384,105

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

 For the Nine Months Ended September 30, 2023 and 2022

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $95 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	12,663	—	(295)	12,368
Other comprehensive loss	—	—	—	—	—	—	(1,204)	—	(1,204)
Accretion of noncontrolling interest	—	—	—	—	—	(575)	—	—	(575)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	50	50
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(269)	(269)
Purchase and retirement of common stock	(116)	—	(1)	—	—	(1,073)	—	—	(1,074)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,676	—	—	—	2,676
Balance, September 30, 2022	11,692	3,667	$117	37	313,264	20,241	632	629	334,920

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net loss excluding $90 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(7,923)	—	1,426	(6,497)
Other comprehensive income	—	—	—	—	—	—	28	—	28
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,556	55,556
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,337	2,337
Distributions to noncontrolling interests	—	—	—	—	(197)	—	—	(5,473)	(5,670)
Buyout of redeemable noncontrolling interest	—	—	—	—	311	—	—	—	311
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,254	—	—	654	3,908
Balance, September 30, 2023	10,630	3,723	$106	37	316,346	12,039	851	54,726	384,105

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net (loss) income	$(6,407)	12,463
Adjustments to reconcile net income to net cash provided by operating activities:
Recoveries from loan losses, net	(3,284)	(4,215)
Depreciation, amortization and accretion	8,542	7,705
Net gain on sales of real estate and property and equipment	(2,209)	(1,592)
Equity in net earnings of unconsolidated real estate joint ventures	(3,958)	(35,712)
Return on investment in unconsolidated real estate joint ventures	7,455	38,197
Gain on the consolidation of real estate joint ventures	(12,017)	—
Gain on the consolidation of The Altman Companies	(3,802)	—
Impairment losses	349	375
Share-based compensation expense	3,976	2,712
Recovery for excess and obsolete inventory	(392)	(1,012)
Changes in operating assets and liabilities:
Deferred income tax asset, net	1,525	(870)
Trade accounts receivable	283	6,373
Construction contracts receivable	978	—
Trade inventory	8,922	(11,589)
Real estate	(2,995)	580
Operating lease assets and operating lease liabilities	734	964
Contract assets	6,393	5,277
Other assets	5,569	(561)
Accounts payable	9,769	5,517
Accrued expenses	(10,915)	(7,166)
Contract liabilities	(963)	—
Other liabilities	(2,129)	(525)
Net cash provided by operating activities	5,424	16,921
Investing activities:
Return of investment in and advances to unconsolidated real estate joint ventures	21,188	10,648
Investments in unconsolidated real estate joint ventures	(10,752)	(5,623)
Purchases of securities available for sale	(95,008)	(32,809)
Redemptions of securities available for sale	70,229	230
Proceeds from repayment of loans receivable	3,622	4,442
Proceeds from sales of real estate held-for-sale	3,176	3,937
Proceeds from sales of property and equipment	—	2,741
Proceeds from the repayment of Bluegreen Vacations note receivable	14,070	—
Additions to real estate held-for-sale and held-for-investment	(29,345)	(382)
Purchases of property and equipment	(10,925)	(10,061)
Cash acquired in the consolidation of real estate joint ventures	29,147	—
Cash paid for The Altman Companies acquisition, net of cash received	(3,975)	—
Decrease in cash from other investing activities	(14)	(10)
Net cash used in investing activities	(8,587)	(26,887)

(Continued)

	For the Nine Months Ended
	September 30,
	2023	2022
Financing activities:
Repayments of notes payable and other borrowings	(5,317)	(15,049)
Proceeds from notes payable and other borrowings	11,334	6,528
Purchase and retirement of Class A and Class B Common Stock	—	(1,074)
Payments for debt issuance costs	(30)	—
Buyout of IT'SUGAR redeemable noncontrolling interest	(3,278)	—
Contributions from noncontrolling interests	2,355	68
Distribution to noncontrolling interests	(5,670)	(269)
Net cash used in financing activities	(606)	(9,796)
Decrease in cash, cash equivalents and restricted cash	(3,769)	(19,762)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$124,562	99,283

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,128	1,397
Income taxes paid	7,503	11,763
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	349
Assumption of Community Development District Bonds by homebuilders	1,286	2,391
Increase in accrued expenses for the buyout of IT'SUGAR redeemable noncontrolling interest	1,244	—
Operating lease assets obtained in exchange for new operating lease liabilities	23,133	23,646
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	102,490	98,533
Restricted cash	22,072	750
Total cash, cash equivalents and restricted cash	$124,562	99,283

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

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q.  The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Also, these unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 15, 2023.

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

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) rising interest rates. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant liquidity. As of September 30, 2023, the Company’s consolidated cash and cash equivalent balances were $102.5 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $44.9 million.

Current inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential for the conflict in the Middle East further exacerbating inflationary trends and increasing uncertainty regarding supply chain disruptions. The recent bank failures and the banking liquidity crisis have increased the possibility that the United States and/or the global economy generally will experience a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Increased rates has had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors have begun to impact BBXRE’s results of operations, and we expect that they could continue to have an adverse impact on its operating results in future periods.

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

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates are also adversely impacting Renin’s results. In addition, as a result of issues relating to maintaining appropriate inventory levels, Renin increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. In addition, the impacts of these factors have negatively impacted Renin’s ability to comply with covenants under its credit facility with TD Bank, and based on its operating results, Renin is again not in compliance with certain of the financial covenants under the facility. Renin is currently in discussions with TD Bank to update or waive certain of the loan covenants under the credit facility. As a result of its noncompliance, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.  In October 2023, Renin's TD Bank Credit Facility was amended to temporarily increase the availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023, and BBX Capital contributed $1.25 million to Renin to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility.  However, at the time of the October 2023 amendment, Renin remained out of compliance with the financial covenants and TD Bank did not waive such noncompliance or agree to amend the covenants.

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

ASU No. 2023-05, Business Combinations (Topic 805-60): Account for Joint Venture Formations - Recognition and Measurements. This standard is an update to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. There has been diversity in practice in how a joint venture accounts for the contributions it receives upon formation. Some joint ventures initially measure their net assets at fair value at the formation date, while other joint ventures initially measure their net assets at the venturers’ carrying amounts. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, the FASB decided to require that a joint venture apply a new basis of accounting upon formation. This update does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The Update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. BBX Capital has not yet adopted this standard and is currently evaluating the potential impact of the statement on its consolidated financial statements.

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

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company remeasured the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the nine months ended  September 30, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

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

Cash	$4,095
Restricted cash	83
Construction contracts receivable	14,721
Trade receivables	716
Real estate	3,495
Due from related parties	1,961
Property and equipment	64
Contract assets	22,194
Other assets	2,590
Total assets acquired	49,919
Accounts payable	(14,413)
Accrued expenses	(4,971)
Due to related parties	(175)
Contract liabilities	(31,840)
Notes payable and other borrowings	(2,100)
Total liabilities assumed	(53,499)
Fair value of identifiable net assets	(3,580)
Cash consideration paid to seller	8,153
Consideration payable to seller	1,562
Predevelopment costs payable to seller	550
Writeoff of Altman Companies receivable	1,780
Fair value of previously held equity interest in the Altman Companies	15,575
Goodwill	$31,200

Gain on the consolidation of the Altman Companies (1)	$3,802

(1)	The provisional gain is comprised of the remeasurement of the Company’s previously held 50% equity interest in the Altman Companies at fair value at the Acquisition Date.

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

As management is still in the process of completing its accounting for the acquisition of the Altman Companies and related valuation analyses, the Company’s accounting for the business combination is not complete as of the date of this report. As a result, the amounts reported in the above table, including the estimated fair value of the Company’s previously held interest in the Altman Companies as of the Acquisition Date and the related remeasurement gain recognized by the Company during the nine months ended September 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

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

Operating Results for the Altman Companies

The results of operations of the Altman Companies are included in the Company’s condensed consolidated statement of operations and comprehensive income for the three and eight months ended  September 30, 2023 and are included in the Company’s condensed consolidated statement of operations and comprehensive income as equity in net earnings of unconsolidated real estate joint ventures for the one month ended January 31, 2023 and the three and nine months ended September 30, 2022. The following table shows the Altman Companies total revenues and income before income taxes for the dates indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$54,765	—	137,773	—
Equity in net losses from unconsolidated real estate joint ventures	$—	(1,676)	(73)	(2,972)
Loss before income taxes	$(1,733)	(1,676)	(4,593)	(2,972)

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and nine months ended September 30, 2023 and 2022 as if the Company consolidated the Altman Companies on January 1, 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Pro Forma		Pro Forma
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$103,278	77,178	319,299	278,192
Equity in net earnings from unconsolidated real estate joint ventures	$2,126	13,751	4,172	35,712
(Loss) income before income taxes	$(5,535)	6,758	(22,584)	16,047
Net (loss) income	$(4,620)	4,179	(19,782)	9,262

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2022, nor does it purport to predict the Company’s results of operations for any future periods.  The pro forma financial data for the three and nine months ended September 30, 2023 and 2022 excludes the gains on the consolidation of the Altman Companies and the real estate joint ventures.

3. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,812	3	—	43,815
Community Development District bonds	820	—	(34)	786
Corporate bonds	299	—	(1)	298
Total available-for-sale	$44,931	3	(35)	44,899

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$13,080	11	—	13,091
Community Development District bonds	820	—	(7)	813
Corporate bonds	4,670	—	(26)	4,644
Total available-for-sale	$18,570	11	(33)	18,548

All U.S. Treasury and federal agency securities and corporate bonds available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

4. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Trade accounts receivable	$20,295	19,735
Allowance for expected credit losses	(197)	(70)
Total trade accounts receivables	$20,098	19,665

The Company’s construction contract receivables consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Construction contracts receivable	$13,743	—
Allowance for expected credit losses	—	—
Total construction contracts receivable	$13,743	—

Included in construction contracts receivable is $13.7 million of receivables from affiliated real estate joint ventures in which the Company is the managing member.

As of September 30, 2023, the Company had approximately $164.9 million of estimated revenue expected to be recognized through 2024 related to performance obligations on construction contracts that are partially unsatisfied.

5. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$7,343	9,130
Paper goods and packaging materials	2,021	2,185
Work in process	1,047	1,736
Finished goods	30,826	37,108
Total trade inventory	41,237	50,159
Inventory reserve	(901)	(1,293)
Total trade inventory, net	$40,336	48,866

6. Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Real estate held-for-sale	$3,874	4,443
Real estate held-for-investment	1,788	6,723
Real estate inventory	5,825	1,179
Rental properties under development	53,605	—
Predevelopment costs	5,009	—
Total real estate	$70,101	12,345

Rental properties under development is comprised of $16.2 million of land and $37.4 million of construction in progress associated with the Altra Kendall joint venture. The Altra Kendall joint venture is a consolidated VIE as further described in Note 7.

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

The following table summarizes the estimated provisional fair values of identifiable assets and liabilities of the consolidated VIEs and any noncontrolling interests in such VIEs as of the Acquisition Date (in thousands):

January 31,
2023
Cash	$19,083
Restricted cash	10,064
Real estate	24,447
Investment in and advances to unconsolidated real estate joint ventures	38,162
Other assets	486
Total consolidated VIE assets	92,242
Fair value of noncontrolling interests	60,583
Fair value of net assets attributable to the Company	31,659
Settlement of net assets upon consolidation	(1,086)
Carrying amount of previously held investments	18,556
Gain on the consolidation of VIEs	$12,017

The provisional estimated fair values reported in the above table were estimated by the Company using available market information and applicable valuation methods. As considerable judgment is involved in estimates of fair value, the provisional fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

Although these VIEs are not businesses, the Company is required to apply the recognition and measurement principles applicable to business combinations in its accounting for the consolidation of these VIEs.  As a result, management is still in the process of completing its accounting for the acquisition of the Altman Companies and related valuation analyses, and therefore the Company’s accounting for the business combination is not complete as of the date of this report. As a result, the amounts reported in the above table, including the estimated fair value of the Company’s previously held interest in the Altman Companies as of the Acquisition Date and the related remeasurement gain recognized by the Company during the nine months ended September 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information obtained during the measurement period.

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

Altis Twin Lakes

In May 2023, the Altman Companies formed Altis Twin Lakes, a joint venture with affiliates of Harbor Group International, to develop Altis Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. BBXRE, Mr. Altman, and affiliates of the Altman Companies initially invested $3.7 million in the administrative managing member of the joint venture, with those proceeds invested in the Altis Twin Lakes joint venture. These parties expect to invest additional capital in the administrative managing member for investment in the Altis Twin Lakes joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the Altis Twin Lakes joint venture. The Company evaluated its investment in the administrative managing member of the Altis Twin Lakes joint venture and determined that the administrative managing member is a VIE and that BBXRE is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the Altis Twin Lakes joint venture and determined that the Altis Twin Lakes joint venture is a VIE and that the administrative managing member is not the primary beneficiary. The Company’s conclusion that the administrative managing member is not the primary beneficiary of the Altis Twin Lakes joint venture is based on the determination that the administrative managing member does not have the power to direct the activities of the Altis Twin Lakes joint venture that most significantly affect its economic performance. In particular, while the administrative managing member is the day-to-day operating manager of the Altis Twin Lakes joint venture, the other member has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying Altis Twin Lakes joint venture under the equity method of accounting.

BBX Park at Delray

In  September 2023, BBX Logistics Properties, LLC ("BBX Logistics Properties"), a wholly-owned subsidiary of BBXRE, formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to be comprised of up to approximately 673,000 square feet of logistics space. In connection with the formation of the joint venture, BBX Logistics Properties and an affiliate initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the BBX Park at Delray joint venture in exchange for a 10% membership interest in the venture. BBX Logistics Properties expects to invest additional capital in the administrative managing member for investment in the BBX Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the BBX Park at Delray joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon PCCP receiving a specified return on its contributed capital. The Company evaluated its investment in the administrative managing member of the BBX Park at Delray joint venture and determined that the administrative managing member is a VIE and that BBX Logistics Properties is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the BBX Park at Delray joint venture and determined that the BBX Park at Delray joint venture is a VIE and that the administrative managing member is not the primary beneficiary. The Company’s conclusion that the administrative managing member is not the primary beneficiary of the BBX Park at Delray joint venture is based on the determination that the administrative managing member does not have the power to direct the activities of the BBX Park at Delray joint venture that most significantly affect its economic performance. In particular, while the administrative managing member is the day-to-day operating manager of the BBX Park at Delray joint venture, the other member has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying BBX Park at Delray joint venture under the equity method of accounting.

In connection with the formation of the BBX Park at Delray joint venture, BBX Logistics Properties established BBX Industrial Guaranty, LLC ("BIG") to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by BBX Logistics Properties and contributed $5.0 million of cash and cash equivalents to BIG. Although the BBX Park at Delray joint venture does not currently have any outstanding indebtedness, BIG provided construction completion and cost overrun guarantees to the joint venture and expects to provide repayment and other guarantees on future indebtedness of the joint venture. Under the terms of the guarantees provided to the joint venture, BIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BIG are included in restricted cash in the Company's condensed consolidated statement of financial condition as of September 30, 2023.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of September 30, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

September 30,
2023
Cash	3,550
Restricted cash	10,369
Real estate	53,605
Investment in and advances to unconsolidated real estate joint ventures	39,453
Other assets	1,223
Total assets	$108,200
Notes payable	$5,358
Accrued expenses	301
Total liabilities	$5,659
Noncontrolling interest	$59,604

The assets held by the consolidated VIEs in the above table are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above table are not recourse to the Company (except to the extent of guarantees provided by ABBX and BIG). The Company's aggregate maximum loss exposure in consolidated VIEs is the amount of its equity investment as of September 30, 2023, including the guarantees provided by ABBX and BIG on indebtedness and cost overruns related to real estate joint ventures sponsored by the Altman Companies and BBX Logistics Properties.

Unconsolidated VIEs

As of September 30, 2023, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of warehouses, multifamily rental apartment communities and single-family master planned for sale housing communities. As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies and BBX Logistics Properties, the Company’s unconsolidated real estate joint ventures as of September 30, 2023 include the managing members’ investments in the underlying real estate joint ventures for which the Company has concluded that the managing members do not consolidate such underlying joint ventures, while the Company’s unconsolidated real estate joint ventures as of December 31, 2022 reflect only BBX Capital Real Estate’s investment in in such entities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,		December 31,
	2023	Ownership (1)	2022	Ownership (1)
Altis Grand Central	$666	1.49%	687	1.49%
Altis Ludlam Trail (2)	—	48.13	12,216	33.30
Altis Lake Willis Phase 1	6,953	1.68	850	1.23
Altis Lake Willis Phase 2	3,364	5.10	601	3.50
Altis Grand at Suncoast	12,279	12.31	4,579	11.00
Altis Blue Lake	4,496	1.68	647	1.22
Altis Santa Barbara	6,177	5.10	433	3.50
Altra Kendall (3)	—	—	5,670	13.70
Altis Twin Lakes	3,722	11.39	—	—
The Altman Companies (3)	—	—	11,992	50.00
ABBX Guaranty (3)	—	—	5,978	50.00
BBX Park at Delray	2,900	10.00	—	—
Marbella	1,044	70.00	1,064	70.00
The Main Las Olas	697	3.41	1,117	3.41
Sky Cove	117	26.25	24	26.25
Sky Cove South	1,061	26.25	3,241	26.25
Other	134		316
Total	$43,610		49,415

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

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $16.4 million as of September 30, 2023, which includes (i) a $16.8 million adjustment to recognize the investments in the unconsolidated joint ventures at their estimated fair values upon the Company's consolidation of the managing members of the joint ventures as of January 31, 2023 and (ii) $0.9 million of interest capitalized by the Company relating to such joint ventures, partially offset (i) by a $0.3 million reduction in the carrying amount of the investments relating to the elimination of general contractor and development management fees that are earned and recognized as revenues by the Company’s wholly owned subsidiaries but are capitalized by the underlying development joint ventures and (ii) a $1.0 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures. Based on the facts and circumstances of the agreements between AGC and ADC and the joint ventures, the Company has determined that the transactions with the ventures are arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts were eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the three and eight months ended September 30, 2023, the Company eliminated $3.4 million and $10.5 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $3.5 million and $10.2 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

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

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Cash	$1,254	3,508
Real estate inventory	1,706	1,706
Other assets	457	526
Total assets	$3,417	5,740
Liabilities and Equity
Other liabilities	$1,329	3,611
Total liabilities	1,329	3,611
Total equity	2,088	2,129
Total liabilities and equity	$3,417	5,740

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$—	32,571	1,192	80,591
Cost of real estate inventory sold	—	(24,702)	—	(60,351)
Other expenses	(4)	(994)	(31)	(2,710)
Net (loss) earnings	$(4)	6,875	1,161	17,530
Equity in net (loss) earnings of unconsolidated real estate joint venture - Marbella	$(3)	3,363	580	8,574

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Cash	$—	718
Real estate	—	—
Other assets	—	411
Total assets	$—	1,129
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	270
Total liabilities	—	270
Total equity	—	859
Total liabilities and equity	$—	1,129

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$—	55	—	255
Gain on sale of real estate	—	711	—	56,547
Other expenses	—	(683)	—	(1,044)
Net earnings	$—	83	—	55,758
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$—	—	—	8,398

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Miramar East/West joint venture (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Cash	$—	433
Other assets	—	438
Total assets	$—	871
Liabilities and Equity
Other liabilities	—	118
Total liabilities	—	118
Total equity	—	753
Total liabilities and equity	$—	871

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$—	$1,905	$—	$5,049
Gain on sale of real estate	—	142,673	—	143,310
Other expenses	—	(2,305)	—	(6,890)
Net earnings	—	142,273	—	141,469
Equity in net earnings of unconsolidated real estate joint venture - Altis Miramar East/West	$—	$14,012	$—	$13,954

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Sky Cove South joint venture (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Cash	$7,407	2,056
Real estate inventory	4,902	22,921
Other assets	17	19
Total assets	$12,326	24,996
Liabilities and Equity
Notes payable	$—	6,760
Other liabilities	2,316	5,800
Total liabilities	2,316	12,560
Total equity	10,010	12,436
Total liabilities and equity	$12,326	24,996

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$19,766	13,484	55,093	19,492
Cost of real estate inventory sold	(14,745)	(12,444)	(41,696)	(17,911)
Other expenses	(311)	(432)	(3,685)	(1,175)
Net earnings	4,710	608	9,712	406
Equity in net earnings of unconsolidated real estate joint venture - Sky Cove South	$739	156	2,133	91

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2023			December 31, 2022
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$741	2.40 - 3.75%	(1)	$2,031	2.40 - 3.75%	(1)
TD Bank Term Loan and Line of Credit	29,970	10.94%	(2)	34,509	8.95%	(2)
Regions Bank Revolving Line of Credit	4,691	7.00%	(3)	—	—	—
IberiaBank Revolving Line of Credit (5)	2,750	9.00%	(4)	2,250	8.00%	(4)
Comerica Letters of Credit (6)(7)	1,455	N/A	—	—	—	—
TD Bank Construction Loan (6)	5,358	7.57%	58,238	—	—	—
Other	21	4.22%	—	9	4.22%	—
Unamortized debt issuance costs	(139)			(256)
Total notes payable and other borrowings	$44,847			$38,543

(1)	Pledged assets consist of 31 and 85 lots in Phase 3 of the Beacon Lake Community Development as of September 30, 2023 and December 31, 2022, respectively.
(2)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)	The collateral is $5.8 million of cash and cash equivalents held by BBXRE that is included in restricted cash in the Company's statement of financial condition as of September 30, 2023.
(4)	The collateral is a blanket lien on BBX Sweet Holdings' assets.
(5)	BBX Capital is the guarantor of the line of credit.
(6)	ABBX is the guarantor of the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

See Note 12 to the Company’s consolidated financial statements included in the 2022 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Toronto-Dominion Bank (“TD Bank”) Term Loan and Revolving Line of Credit

In connection with the acquisition of Colonial Elegance in 2020, Renin's credit facility with TD Bank (the "TD Bank Credit Facility") was amended and restated to include a $30.0 million term loan, increase the availability under its existing revolving operating line of credit with TD Bank to $20.0 million, and extend the maturity of the facility to October 2025. The credit facility was subsequently amended during the years ended December 31, 2021 and 2022, to among other things, (i) provide a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provide temporary relief from certain of the financial covenants under the credit facility, (iii) include an additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modify the interest rates applicable to borrowings under the facility, and (v) waive certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results. While TD Bank continued to allow Renin to utilize its revolving line of credit and Renin continued to make all scheduled payments required under the credit facility, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

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

As of September 30, 2023, Renin was not in compliance with the financial covenant under the credit facility which requires Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, between July 13, 2023 and September 13, 2023, TD Bank sent formal notices of default and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have.

In  October 2023, the TD Bank Credit Facility was further amended to, among other things, temporarily increase availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023. In connection with the amendment, BBX Capital contributed $1.3 million to Renin, and Renin used such funds to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility. However, notwithstanding the amendment and the repayment, Renin continues to not be in compliance with certain of the financial covenants under the TD Bank Credit Facility, and TD Bank did not waive such noncompliance or agree to amend the covenants.

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

IberiaBank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with IberiaBank which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date in March 2025. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of September 30, 2023, the Company was in compliance with all financial covenants under the LOCS Credit Facility.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies posts letters of credit instead of making cash deposits for contracts to acquire land for future development joint ventures, and the Company recognizes real estate predevelopment costs and a letter of credit obligation upon the issuance of letters of credit for such deposits. The letters of credit are issued through a credit facility with Comerica Bank (the “Altman LOC Facility") to provide letters of credit on behalf of the Altman Companies of up to an aggregate amount of $4.0 million. The Altman LOC Facility expires in April 2024 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit originated under the facility. The letters of credit under the facility expire no later than one year after issuance and may be issued or re-issued prior to the expiration date in April 2024 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2024. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of September 30, 2023, the Altman Companies had four letters of credit outstanding with an aggregate balance of $1.5 million and was in compliance with the financial covenants under the facility.

TD Bank Construction Loan - Altra Kendall Construction Loan Facility

In November 2022, the Altra Kendall joint venture entered into a construction loan agreement (the "Altra Kendall Construction Loan Facility") with TD Bank which provides funding for development and construction costs associated with Altra Kendall up to a maximum principal amount of $75.0 million. The loan has an initial maturity date of November 29, 2026 but may be extended for two consecutive twelve months periods provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altra Kendall joint venture. The loan is subject to customary loan covenants, including a specified debt service coverage ratio, and ABBX has provided guarantees under the terms of the loan agreements. As of  September 30, 2023 , the loan had an outstanding balance of  $5.4 million, and the Altra Kendall joint venture was in compliance with the loan covenants under the facility.

As described in Note 7, as of and subsequent to January 31, 2023, the Company consolidates the Altra Kendall joint venture and includes the Altra Kendall Construction Loan Facility in notes payable and other borrowings in its consolidated statement of financial condition.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of September 30, 2023, the percentage of total common equity represented by the Class A and Class B Common Stock was 75% and 25%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

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

As of September 30, 2023, BBX Capital had 793,930 and 136,686 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively. As of September 30, 2023, the unearned compensation expense associated with the outstanding unvested awards was $5.2 million, and the weighted average remaining service period for the outstanding unvested awards is 15 months.

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

On October 1, 2023, 328,141 shares of Class A Common Stock and 68,343 shares of Class B Common Stock vested at a fair value of $2.4 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock and Class B Common Stock as of September 29, 2023. In October 2023, award recipients surrendered a total of 127,799 shares of Class A Common Stock to BBX Capital to satisfy a tax withholding obligation of $0.9 million associated with the vesting. The Company retired the surrendered shares.

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

During the nine months ended September 30, 2023, the Company did not repurchase any shares under the share repurchase program. During the nine months ended September 30, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, at an average cost of $9.27 per share, including fees.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Trade sales - wholesale	$27,952	36,617	87,091	113,082
Trade sales - retail	33,510	34,480	99,288	96,349
Construction contract revenue	29,067	—	90,678	—
Real estate development management fees	4,040	—	6,578	—
Real estate property management fees	962	—	2,671	—
Sales of real estate inventory	2,712	1,606	8,929	16,813
Revenue from customers	98,243	72,703	295,235	226,244
Interest income	2,545	1,576	6,736	3,968
Net gain on sales of real estate assets	2,271	—	2,210	1,329
Other revenue	280	955	939	2,862
Total revenues	$103,339	75,234	305,120	234,403

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	September 30,	December 31,
Contract Assets	2023	2022
Contingent purchase price receivable	$11,128	16,918
Cost and estimated earnings in excess of billings on uncompleted contracts	891	—
Retainage receivable	14,161	—
Uninstalled materials and deposits to purchase materials	6,539	—
Total contract assets	$32,719	16,918
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$13,715	—
Retainage payable	15,761	—
Contingent purchase price due to homebuilders	625	625
Other	356	236
Total contract liabilities	$30,457	861

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

Concentration of Revenues with Major Customers

During the three and nine months ended September 30, 2023, Renin’s total revenues included $18.0 million and $59.1 million, respectively, of trade sales to three major customers and their affiliates and $11.3 million and $32.0 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $4.2 million, $5.4 million, and $8.4 million for the three months ended September 30, 2023, which represented 4.1%, 5.2%, and 8.1% of the Company’s total revenues for the three months ended September 30, 2023. Revenues from each of the three major customers were $13.2 million, $21.4 million, and $24.5 million for the nine months ended September 30, 2023, which represented 4.3%, 7.0%, and 8.0% of the Company’s total revenues for the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2022, Renin’s total revenues included $26.9 million and $80.4 million, respectively, of trade sales to three major customers and their affiliates and $11.6 million and $38.1 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $5.0 million, $12.2 million, and $9.7 million for the three months ended September 30, 2022, which represented 6.6%, 16.3%, and 12.8% of the Company’s total revenues for the three months ended September 30, 2022. Revenues from each of the three major customers were $15.1 million, $36.4 million, and $28.9 million for the nine months ended September 30, 2022, which represented 6.4%, 15.5% and 12.3% of the Company's total revenues for the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, six real estate development projects accounted for approximately 32.0% and 31.9%, respectively, of the Company's total revenues.

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

The Company’s income tax rate, inclusive of the effect of certain discrete items, for the three and nine months ended September 30, 2023 was approximately 8% and 3%, respectively. The Company expects that its effective tax rate for the remainder of the year, excluding any discrete items, will be approximately 15%. The effective tax rate is different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasurement gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. With respect to the acquisition of the Altman Companies, $22.8 million of the $31.2 million of goodwill recognized by the Company is tax deductible goodwill.

The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was approximately 39%, and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic earnings per share
Numerator:
Net (loss) income	$(6,535)	4,000	(6,407)	12,463
Net (income) loss attributable to noncontrolling interests	(1,290)	24	(1,516)	200
Net (loss) income available to shareholders	$(7,825)	4,024	(7,923)	12,663
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,409	14,354	15,452
Basic (loss) earnings per share	$(0.55)	0.26	(0.55)	0.82
Diluted (loss) earnings per share
Numerator:
Net (loss) income available to shareholders	$(7,825)	4,024	(7,923)	12,663
Allocation of income to options on noncontrolling interests in real estate joint ventures	(115)	—	(112)	—
Diluted net (loss) income available to shareholders	$(7,940)	4,024	(8,035)	12,663
Denominator:
Basic weighted average number of common shares outstanding	14,354	15,409	14,354	15,452
Effect of dilutive restricted stock awards	—	85	—	39
Diluted weighted average number of common shares outstanding	14,354	15,494	14,354	15,491
Diluted (loss) earnings per share	$(0.55)	0.26	(0.56)	0.82

During the three and nine months ended September 30, 2023, 930,614 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the three and nine months ended September 30, 2022, 776,552 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

The Company's redeemable noncontrolling interests consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
IT'SUGAR	$—	4,414
ABBX	5,180	—
Total other noncontrolling interests	$5,180	4,414

IT’SUGAR

As of  December 31, 2022, the Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $4.4 million associated with IT’SUGAR. Through August 2023, the Company owned over 90% of IT’SUGAR’s Class B Units, while the remaining Class B Units were a redeemable noncontrolling interest that were held by an executive officer of IT’SUGAR and were redeemable for cash at the holder’s option upon contingent events outside of the Company’s control.

Prior to June 30, 2023, the redeemable noncontrolling interest in IT’SUGAR was deemed to be not currently redeemable but probable of becoming redeemable in a future period, and as a result, the Company previously measured the redeemable noncontrolling interest by accreting changes in the estimated redemption value of such interest to the earliest redemption date and adjusting the carrying amount of such interest to equal the calculated value in the event it was in excess of the carrying amount of such interest at such time. However, in June 2023, the Company and the executive officer commenced discussions about his ongoing employment with IT’SUGAR, which provided the executive officer the ability to exercise his right to require the Company to purchase his Class B Units for cash for an amount equal to the greater of the estimated fair market value of such units determined in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the time of the Company’s initial acquisition of IT’SUGAR in June 2017.  As a result, during the three months ended June 30, 2023, the Class B Units were deemed to be currently redeemable and were measured at their estimated net redemption amount of $4.7 million as of June 30, 2023.

In August 2023, the Company acquired the executive officer’s Class B Units in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company. Pursuant to the terms of the agreement between the Company and the executive officer, the Company paid $3.3 million of cash consideration to the executive officer upon the acquisition of the noncontrolling interest and will pay the remaining amount in cash in installments in July 2024 and July 2025. The Company accounted for the acquisition of the noncontrolling interest in IT'SUGAR as an equity transaction and recognized a liability in the Company’s statements of financial condition for the remaining purchase consideration due to the executive officer. In June 2023, the Company also recognized $0.8 million of accrued expenses related to amounts that will be paid to the executive officer over a period of 15 months pursuant to his employment agreement with the Company.

ABBX

As of September 30, 2023, the Company’s consolidated statement of financial condition also included a redeemable noncontrolling interest of $5.2 million, which relates to a redeemable noncontrolling interest owned by Mr. Altman in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Consolidated real estate VIEs	$54,602	(4)
Restaurant	124	230
Total other noncontrolling interests	$54,726	226

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated real estate VIEs	$1,164	(8)	1,372	(25)
Restaurant	(47)	(14)	54	84
IT'SUGAR FL II, LLC (1)	—	(86)	—	(354)
ABBX Guaranty, LLC	65	—	153	—
IT'SUGAR	108	84	(63)	95
Net income (loss) attributable to noncontrolling interests	$1,290	(24)	1,516	(200)

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of September 30, 2023.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease executed by Renin which expires in November 2029 with respect to base rents of $7.1 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.
●

As described in Note 7, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $120.0 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of September 30, 2023, ABBX has $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of September 30, 2023 as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of the Acquisition Date and September 30, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies and ABBX, the construction completion guarantees reflect guarantees of the Altman Companies' own performance as the developer of such communities.

●	As described in Note 7, in connection with the formation of the BBX Park at Delray, BBX Logistics Properties established BIG to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by BBX Logistics Properties and contributed $5.0 million of cash and cash equivalents to BIG. Although the BBX Park at Delray joint venture does not currently have any outstanding indebtedness, and BIG has not provided any guarantees on indebtedness, BIG provided construction completion and cost overrun guarantees to the joint venture. Under the terms of the guarantees provided to the joint venture, BIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BIG are included in restricted cash in the Company's condensed consolidated statement of financial condition as of September 30, 2023. In the context of the Company’s consolidated financial statements, which include the financial statements of BBX Logistics Properties, which is the administrative managing member of the BBX Park at Delray joint venture, and BIG, the construction completion and cost overrun guarantees reflect guarantees of BBX Logistics Properties own performance as the developer and administrative managing member of BBX Park at Delray.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$102,490	102,490	102,490	—	—
Restricted cash	22,072	22,072	22,072	—	—
Securities available for sale	44,899	44,899	43,815	1,084	—
Note receivable from Bluegreen Vacations	35,000	33,250	—	—	33,250
Interest rate caps	1,223	1,223	—	1,223	—
Financial liabilities:
Notes payable and other borrowings	44,847	44,596	—	—	44,596

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$127,581	127,581	127,581	—	—
Restricted cash	750	750	750	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	18,548	18,548	13,091	5,457	—
Note receivable from Bluegreen Vacations	50,000	46,635	—	—	46,635
Financial liabilities:
Notes payable and other borrowings	38,543	37,997	—	—	37,997

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

The estimated fair value of the Company’s certificate of deposit was measured using the market approach with Level 2 inputs based on estimated market prices of similar financial instruments, and the market approach with Level 1 inputs for treasury securities.

The estimated fair values of the Company’s securities available for sale were measured using the market approach with Level 2 inputs for corporate bonds based on estimated market prices of similar financial instruments and the market approach with Level 1 inputs for treasury securities.

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

The fair values of the Company’s notes payable and other borrowings (other than the Company's Community Development Bonds) were measured using the income approach with Level 3 inputs by discounting the forecasted cash flows based on estimated market rates.

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of September 30, 2023. The Altra Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

During the three and nine months ended September 30, 2023 and 2022, the Company recognized $0.5 million and $1.5 million, respectively, of income for providing office space, risk management, and management advisory services to Bluegreen Vacations. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space pursuant to a Transition Services Agreement entered into by BBX Capital and Bluegreen Vacations upon the spin-off of the Company from Bluegreen Vacations in 2020. On November 5, 2023, Bluegreen Vacations entered into a merger agreement with Hilton Grand Vacations Inc. (“HGV”) providing for the acquisition of Bluegreen Vacations by HGV, and it is currently anticipated that the Transaction Services Agreement between BBX Capital and Bluegreen Vacations will be terminated upon consummation of the merger.

During the three and nine months ended September 30, 2023, the Company paid the Abdo Companies, Inc. approximately $44,000 and $135,000, respectively, for certain management services and rent. During the three and nine months ended September 30, 2022, the Company paid the Abdo Companies, Inc. approximately $44,000 and $131,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company provides management services to the Altman Companies for which the Company recognized $47,000 and $247,000, respectively, net of services provided to the Company by the Altman Companies, during the three and nine months ended September 30, 2022 in return for such these services. Subsequent to January 31, 2023, the fees for these services were eliminated in consolidation.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these affiliates during the three and nine months ended September 30, 2023 were $1.2 million and $4.5 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $29.1 million and $90.7 million, respectively, of revenue for these services during the three and nine months ended September 30, 2023. Included in the Company's statement of financial condition as of September 30, 2023 was $13.8 million, $21.6 million and $29.5 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

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

The Altman Companies and BBX Logistics Properties have each established an employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies or BBX Logistics Properties, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by the Altman Companies or BBX Logistics Properties, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures to employees that are funded by loans provided by the Altman Companies or BBX Logistics Properties that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $0.4 million and $0.7 million, respectively, for the three and nine months ended September 30, 2023, and the unrecognized compensation expense related to these awards was $0.7 million.

In connection with the spin-off of the Company from Bluegreen Vacations, Bluegreen Vacations issued a $75.0 million note payable to the Company that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, Bluegreen Vacations has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events. Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. In December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance of the note, reducing the balance to $50.0 million. Additionally, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. The $0.9 million discount is included as a reduction to interest income in the Company's statement of operations and comprehensive income for the nine months ended September 30, 2023. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s condensed consolidated statement of operations and comprehensive income or loss for the three and nine months ended September 30, 2023 was $0.5 million and $1.9 million of interest income, respectively, and $0.8 and $2.3 million, respectively, for the three and nine months ended September 30, 2022. As described above, on November 5, 2023, Bluegreen Vacations entered into a merger agreement with HGV providing for the acquisition of Bluegreen Vacations by HGV, and it is currently anticipated that the outstanding balance of the note payable owed to the Company will be prepaid in full upon the consummation of the merger.

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

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	35,822	24,391	1,251	(2)	61,462
Sales of real estate inventory	2,712	—	—	—	—	2,712
Revenue from construction contracts	29,067	—	—	—	—	29,067
Real estate development and property management fees	5,002	—	—	—	—	5,002
Interest income	1,973	—	—	—	572	2,545
Net gains on sales of real estate assets	2,271	—	—	—	—	2,271
Other revenue	51	—	—	452	(223)	280
Total revenues	41,076	35,822	24,391	1,703	347	103,339
Costs and expenses:
Cost of trade sales	—	23,234	21,569	506	(2)	45,307
Cost of real estate inventory sold	570	—	—	—	—	570
Cost of revenue from construction contracts	31,945	—	—	—	—	31,945
Interest expense	28	382	1,229	1	(830)	810
Recoveries from loan losses, net	(177)	—	—	—	—	(177)
Impairment losses	—	349	—	—	—	349
Selling, general and administrative expenses	7,337	14,208	3,496	2,252	6,827	34,120
Total costs and expenses	39,703	38,173	26,294	2,759	5,995	112,924
Operating income (losses)	1,373	(2,351)	(1,903)	(1,056)	(5,648)	(9,585)
Equity in net earnings of unconsolidated real estate joint ventures	2,126	—	—	—	—	2,126
Gain on the consolidation of The Altman Companies	(2,393)	—	—	—	—	(2,393)
Gain on the consolidation of investment in real estate joint ventures	1,135	—	—	—	—	1,135
Other income (loss)	829	(67)	(1)	6	388	1,155
Foreign exchange gain	—	30	391	—	—	421
Income (loss) before income taxes	$3,070	(2,388)	(1,513)	(1,050)	(5,260)	(7,141)
Total assets	$355,384	169,317	89,298	6,326	60,680	681,005
Expenditures for property and equipment	$48	1,504	273	33	7	1,865
Depreciation and amortization	$(757)	1,984	878	45	107	2,257
Debt accretion and amortization	$19	(11)	(5)	—	—	3
Cash and cash equivalents	$75,121	2,516	613	1,912	22,328	102,490
Real estate equity method investments	$43,610	—	—	—	—	43,610
Goodwill	$31,200	14,274	4,140	—	—	49,614
Notes payable and other borrowings	$7,541	20,416	43,344	21	(26,475)	44,847

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	37,053	32,535	1,510	(1)	71,097
Sales of real estate inventory	1,606	—	—	—	—	1,606
Interest income	970	—	—	—	606	1,576
Other revenue	442	—	—	587	(74)	955
Total revenues	3,018	37,053	32,535	2,097	531	75,234
Costs and expenses:
Cost of trade sales	—	21,939	31,539	580	(1)	54,057
Cost of real estate inventory sold	556	—	—	—	—	556
Interest expense	—	228	1,063	1	(677)	615
Recoveries from loan losses, net	(278)	—	—	—	—	(278)
Impairment losses	311	—	—	—	—	311
Selling, general and administrative expenses	3,196	14,444	4,166	1,547	5,720	29,073
Total costs and expenses	3,785	36,611	36,768	2,128	5,042	84,334
Operating (losses) income	(767)	442	(4,233)	(31)	(4,511)	(9,100)
Equity in net earnings of unconsolidated real estate joint ventures	15,026	—	—	—	—	15,026
Other (expense) income	—	(360)	1	—	49	(310)
Foreign exchange (loss) gain	—	(2)	905	—	—	903
Income (loss) before income taxes	$14,259	80	(3,327)	(31)	(4,462)	6,519
Total assets	$208,652	150,619	103,781	6,483	76,231	545,766
Expenditures for property and equipment	$—	3,788	233	25	65	4,111
Depreciation and amortization	$(157)	1,627	846	35	102	2,453
Debt accretion and amortization	$13	6	32	—	—	51
Cash and cash equivalents	$78,535	3,698	692	1,878	13,730	98,533
Real estate equity method investments	$46,640	—	—	—	—	46,640
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$3,709	14,325	51,745	14	(25,575)	44,218

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	103,560	76,711	6,127	(19)	186,379
Sales of real estate inventory	8,929	—	—	—	—	8,929
Revenue from construction contracts	90,678	—	—	—	—	90,678
Real estate development and property management fees	9,249	—	—	—	—	9,249
Interest income	6,058	—	—	—	678	6,736
Net gain on sales of real estate assets	2,210	—	—	—	—	2,210
Other revenue	152	—	—	1,341	(554)	939
Total revenues	117,276	103,560	76,711	7,468	105	305,120
Costs and expenses:
Cost of trade sales	—	65,682	69,991	1,987	(19)	137,641
Cost of real estate inventory sold	2,107	—	—	—	—	2,107
Cost of revenue from construction contracts	94,263	—	—	—	—	94,263
Interest expense	74	1,089	3,502	3	(2,423)	2,245
Recoveries from loan losses, net	(3,284)	—	—	—	—	(3,284)
Impairment losses	—	349	—	—	—	349
Selling, general and administrative expenses	19,842	43,966	11,335	6,090	20,910	102,143
Total costs and expenses	113,002	111,086	84,828	8,080	18,468	335,464
Operating income (losses)	4,274	(7,526)	(8,117)	(612)	(18,363)	(30,344)
Equity in net earnings of unconsolidated real estate joint ventures	3,958	—	—	—	—	3,958
Gain on the consolidation of The Altman Companies	3,802	—	—	—	—	3,802
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—	—	—	12,017
Other income (expense)	1,173	157	(5)	2,268	449	4,042
Foreign exchange loss	—	(2)	(111)	—	—	(113)
Income (loss) before income taxes	$25,224	(7,371)	(8,233)	1,656	(17,914)	(6,638)
Expenditures for property and equipment	$57	9,671	1,014	161	22	10,925
Depreciation, amortization and accretion of securities available for sale	$(1,563)	6,068	2,623	126	1,252	8,506
Debt accretion and amortization	$72	(22)	(14)	—	—	36

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2022 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	102,012	101,116	6,310	(7)	209,431
Sales of real estate inventory	16,813	—	—	—	—	16,813
Interest income	2,165	—	—	—	1,803	3,968
Net gains on sales of real estate assets	1,329	—	—	—	—	1,329
Other revenue	1,443	—	—	1,880	(461)	2,862
Total revenues	21,750	102,012	101,116	8,190	1,335	234,403
Costs and expenses:
Cost of trade sales	—	60,934	97,618	2,115	(6)	160,661
Cost of real estate inventory sold	6,669	—	—	—	—	6,669
Interest expense	—	697	2,405	2	(1,444)	1,660
Recoveries from loan losses, net	(4,215)	—	—	—	—	(4,215)
Impairment losses	311	64	—	—	—	375
Selling, general and administrative expenses	8,956	42,101	13,099	5,204	17,138	86,498
Total costs and expenses	11,721	103,796	113,122	7,321	15,688	251,648
Operating income (losses)	10,029	(1,784)	(12,006)	869	(14,353)	(17,245)
Equity in net earnings of unconsolidated real estate joint ventures	35,712	—	—	—	—	35,712
Other (expense) income	(8)	518	1	2	264	777
Foreign exchange (loss) gain	—	(2)	1,073	—	—	1,071
Income (loss) before income taxes	$45,733	(1,268)	(10,932)	871	(14,089)	20,315
Expenditures for property and equipment	$—	7,733	757	73	1,498	10,061
Depreciation and amortization	$(157)	4,732	2,497	103	232	7,407
Debt accretion and amortization	$158	55	85	—	—	298

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2022 (the “2022 Annual Report”). Risks and uncertainties include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including the impact of inflation on our costs and the ability to pass price increases on to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages or disruptions, increases in interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk and the broader U.S. economy, the U.S. Federal Reserve raised interest rates throughout 2022 and 2023 and signaled that there could be additional rate increases. Increases in interest rates may ultimately result in an economic downturn, which would have a material adverse impact on us. Adverse economic conditions resulting from inflationary pressures, higher interest rates and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.  In light of these conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin. Renin's continued noncompliance with financial covenants under its credit facility with TD Bank may cause Renin to lose availability under the facility, provide additional collateral, or repay all or a portion of its TD Bank borrowings prior to maturity, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operation.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of September 30, 2023, the Company had total consolidated assets of $681.0 million and shareholders’ equity of $329.4 million.

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

Impact of Current Economic Conditions

Although headline inflation was 3.7% for September 2023, there have been broad based price increases for goods and services. While inflation has showed signs of easing, the Federal Reserve has continued its efforts to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate, including an additional 25 basis point increase in July 2023. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential of further exacerbating inflationary trends, and the recent conflict in the Middle East has created further uncertainty. While the U.S. economy has grown in the face of inflationary pressures and higher interest rates, it is possible that the United States and/or the global economy generally will experience a recession or downturn of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices and insurance costs which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects. Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in pursuing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a material adverse impact on BBXRE in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR has experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR has increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, these higher inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates have and will continue to adversely impact Renin’s results. Further, Renin has recently observed a decline in customer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a post pandemic shift in consumer spending away from home improvements. In addition, as a result of issues relating to maintaining appropriate inventory levels during 2021, Renin has increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. Renin has implemented cost reduction initiatives in an effort to reduce its operating costs over time as part of Renin’s efforts to mitigate the impact of the current economic environment on its business; however, there is no assurance that these efforts will result in the expected cost savings and will not have unanticipated impacts on Renin’s operations. Renin is not currently in compliance with its financial covenants under its credit facility with TD Bank based on its operating results as of September 2023, and as a result, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

In light of current economic conditions, we have taken steps, where possible, to increase prices to our customers; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $103.3 million compared to $75.2 million during the same 2022 period.
●	Loss before income taxes of $(7.1) million compared to income before income taxes of $6.5 million during the same 2022 period.
●	Net loss attributable to shareholders of $(7.8) million compared to a net income of $4.0 million during the same 2022 period.
●	Diluted loss per share of ($0.55) compared to a diluted earnings per share of $0.26 for the same 2022 period.

The following summarizes key financial highlights for the nine months ended September 30, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $305.1 million compared to $234.4 million during the same 2022 period.
●	Loss before income taxes of $(6.6) million compared to income of $20.3 million during the same 2022 period.
●	Net loss attributable to shareholders of $(7.9) million compared to net income of $12.7 million during the same 2022 period.
●	Diluted loss per share of ($0.56) compared to diluted earnings per share of $0.82 for the same 2022 period.

The Company’s consolidated results of operations for the three months ended September 30, 2023 compared to the same 2022 period were significantly impacted by the following:

●

A net decrease in BBXRE’s results of operations, which primarily reflects lower equity in net earnings of unconsolidated joint ventures primarily due to lower sales activity in 2023 as compared to 2022, as equity in net earnings of unconsolidated joint ventures in 2022 reflected, among other things, the Miramar East/West joint venture’s sale of Altis Miramar, a 320-unit multifamily apartment community located in Miramar, Florida, and Altra Miramar, a 330-unit multifamily apartment community adjacent to Altis Miramar during the 2022 period;

●

An increase in BBX Sweet Holdings’ operating loss before income taxes primarily due to (i) higher occupancy, payroll, and depreciation expenses, which includes the impact of new store locations opened in 2022 and 2023, and lower comparable store sales at IT'SUGAR and (ii) an increase in the operating loss incurred by Las Olas Confections and Snacks, which reflects, among other things, lower sales volume and higher costs of product; and

●

An increase in corporate general and administrative expenses primarily related to higher compensation expense during the 2023 period, including the impact of restricted stock awards granted in January 2023; partially offset by

●

A decrease in Renin's operating loss before income taxes primarily due to an increase in its gross margin percentage relating to a decrease in shipping, product, and labor costs in the 2023 period compared to the 2022 period.

The Company’s consolidated results of operations for the nine months ended September 30, 2023 compared to the same 2022 period were impacted by the factors described above related to the three months ended September 30, 2023 compared to the same 2022 period, as well as the impact of gains recognized by the Company upon the consolidation of the Altman Companies and related real estate joint ventures in January 2023.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income (loss) before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
BBX Capital Real Estate	$3,070	14,259	(11,189)	25,224	45,733	(20,509)
BBX Sweet Holdings	(2,388)	80	(2,468)	(7,371)	(1,268)	(6,103)
Renin	(1,513)	(3,327)	1,814	(8,233)	(10,932)	2,699
Other	(1,050)	(31)	(1,019)	1,656	871	785
Reconciling items and eliminations	(5,260)	(4,462)	(798)	(17,914)	(14,089)	(3,825)
(Loss) income before income taxes	(7,141)	6,519	(13,660)	(6,638)	20,315	(26,953)
Benefit (provision) for income taxes	606	(2,519)	3,125	231	(7,852)	8,083
Net (loss) income	(6,535)	4,000	(10,535)	(6,407)	12,463	(18,870)
Net (income) loss attributable to noncontrolling interests	(1,290)	24	(1,314)	(1,516)	200	(1,716)
Net (loss) income attributable to shareholders	$(7,825)	4,024	(11,849)	(7,923)	12,663	(20,586)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and as further described below, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies in January 2023. In addition, BBXRE manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

In an effort to diversify its portfolio of real estate developments, BBXRE has established BBX Logistics Properties, which is currently pursuing investment opportunities in the development of warehouse and logistics facilities.

Business Update

Although BBXRE’s operations in 2021 and 2022 benefited from (i) an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, (ii) the availability of debt and equity capital for financing new multifamily apartment developments, and (iii) investor demand for the acquisition of stabilized multifamily apartment communities, economic and market conditions have since deteriorated and are negatively impacting BBXRE’s operations. In particular, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any new financings and have also had an adverse impact on the availability of financing and applications for mortgage financing for home sales. Further, rising interest rates are also adversely impacting the anticipated profitability of existing and prospective development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE is also experiencing a decline in the number of potential investors interested in pursuing equity or debt financing for new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities, which BBXRE believes is also a result of rising interest rates, an overall decline in economic and market conditions, and the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, there has also been (i) significant increases in commodity and labor prices, which has resulted in higher development and construction costs, (ii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects, and (iii) an increase in operating costs related to multifamily apartment communities, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while the property is owned by the joint venture and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these inflationary factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates and in a contraction in rental rates in certain markets, which may also be further impacted over the next several years by the expected completion of the development of various new multifamily apartment communities in many of the markets in which BBXRE operates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the significant increase in insurance costs and deceleration in the growth of rental rates more recently having an additional impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are being adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration in net operating income as a result of inflationary pressures and decelerating rental growth. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a material adverse impact on BBXRE in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms.

As previously discussed in the Company’s 2022 Annual Report, excluding the impact of non-cash remeasurement gains recognized upon the consolidation of the Altman Companies and various related development projects, as further described below, BBXRE currently expects a significant decline in revenues and net income in 2023 and over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which has resulted in a relative decline in expected monetization of investments in 2023 and 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects and (iv) operating losses from the Altman Companies as the Altman Companies have historically incurred operating costs in excess of the fees earned from the projects. While there is no assurance that it will be successful in doing so, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) continuing to pursue certain investment opportunities in multifamily rental apartment communities through the Altman Companies in spite of a limited pipeline of investments which meet its investment criteria and (ii) investing in the development of warehouse and logistics facilities through BBX Logistics Properties. However, due to the expected life cycle of these developments, which generally results in the monetization of an investment approximately three to four years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, rising interest rates and capitalization rates, increases in development costs, and a decline in economic and market conditions have adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting BBXRE's investment criteria, and such conditions are adversely impacting BBXRE's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities.

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

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive income during the nine months ended September 30, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

See Note 2 to the Company's condensed consolidated financial statements included in Item 1 of this report for further detail related to the acquisition of the Altman Companies and the Company’s accounting for the transaction, including the Company’s determination that it should also consolidate as of the Acquisition Date Altman Builders, which was formerly named Altman-Glenewinkel Construction and was a then partially-owned subsidiary of the Altman Companies and, which generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by the Altman Companies.

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

Further, due to the consolidation of the managing members of the real estate joint ventures sponsored by the Altman Companies, BBXRE evaluated the managing members' investments in each respective real estate joint venture under the applicable accounting guidance for VIEs. Based on the Company’s analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that, while the Company will consolidate the managing member entities, the managing member entities must account for its investments in the underlying real estate joint ventures, other than the Altra Kendall joint venture, under the equity method of accounting. With respect to the Altra Kendall joint venture, the Company has determined that the managing member entity must consolidate the Altra Kendall joint venture as of the Acquisition Date.

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

The Company is still in the process of completing its accounting for the consolidation of the Altman Companies and various real estate joint ventures sponsored by the Altman Companies. As a result, the amounts recognized in the Company’s consolidated financial statements related to the Altman Companies and such joint ventures upon the consolidation of these entities, including the non-cash gains recognized during the nine months ended September 30, 2023, are provisional amounts that may be updated in subsequent periods to reflect the completion of the Company’s valuation analyses and any additional information related to these entities obtained during the measurement period.

Active Developments Sponsored by the Altman Companies

As of September 30, 2023, BBXRE had investments in seven active developments sponsored by the Altman Companies that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at September 30, 2023	Carrying Value at September 30, 2023
Altis Grand Central	Tampa, Florida	314	Stabilized - 95% Occupied	$666
Altis Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	6,953
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	3,364
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	12,279
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	4,496
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	6,177
Altis Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	3,722

As a result of the Company consolidating the managing members of existing development joint ventures sponsored by the Altman Companies, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments owned by noncontrolling interests associated with the respective joint ventures.

In addition to the above unconsolidated developments, BBXRE consolidates the Altra Kendall joint venture, which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community has commenced and is expected to be substantially completed in 2025. As of September 30, 2023, the Company’s statement of financial condition includes $53.6 million of constructed costs incurred that are included in real estate and $35.7 million of noncontrolling interests related to the development.

Development Monetized in July 2023

In July 2023, the Altis Ludlam Trail joint venture sold Altis Ludlam Trail, its 312-unit multifamily apartment community located in Miami, Florida. In connection with the sale, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, received an aggregate cash distribution of $9.0 million and recognized approximately $1.2 million of equity earnings related to its investment in the joint venture. In addition, BBXRE received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture that was accounted for as a loan to the joint venture.

New Developments

In May 2023, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. In connection with the formation of the joint venture, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, invested $3.7 million in the Altis Twin Lakes joint venture and currently expects to contribute an additional $2.7 million to the venture based on its share of the estimated total development costs.

Organizational Changes at the Altman Companies

The Altman Companies previously operated through the following companies: (i) Altman Development Company (“ADC”), which supervises the design and construction of multifamily apartment communities, (ii) Altman Management Company (“AMC”), which provides property management services to the owners of multifamily apartment communities, including affiliates of the Altman Companies and unrelated third parties, and (iii) Altman Builders, which is the general contractor for the construction of multifamily apartment communities.

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

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in Altman Builders, which was at the time named Altman-Glenewinkel Construction. Pursuant to the operating agreement of Altman Builders, the Altman Companies had the right to acquire the 40% equity interests in Altman Builders that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interests for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBXRE’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, the Altman Companies acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing and changed the entity’s name from Altman-Glenewinkel Construction to Altman Builders. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025.

Business Update

In 2021 and 2022, the Altman Companies’ operations benefited from an increase in (i) demand for multifamily apartment housing in many of the markets in Florida in which it operates, (ii) investor demand for the acquisition of stabilized multifamily apartment communities, and (iii) availability of debt and equity capital for financing new multifamily apartment developments. However, economic and market conditions have deteriorated and are negatively impacting the Altman Companies' operations. In particular, the Altman Companies has recently observed (i) a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which has had a negative impact on the estimated sale values of multifamily apartment communities, (iii) a decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are primarily a result of increases in interest rates, a decline in economic and market conditions, and increases in development costs.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) potential delays in the timing of the completion of projects. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned on these developments would be offset to some extent by various factors, including demand for multifamily housing and higher rental rates currently resulting from inflationary factors, the Altman Companies has moderated prior expectations related to the profitability of these projects in light of (i) rising interest rates, (ii) potential decreases in investor demand and increases in capitalization rates, which would negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates in certain markets, and (iv) continued inflationary pressures, including significant increases in costs, such as property insurance, that are outpacing current growth in rental rates, negatively impacting both the operating results of these communities and the values at which these communities could be sold. Further, the current deceleration in the growth of rental rates and the contraction of rental rates in certain markets may also be further impacted over the next several years by the expected completion of the development of various new multifamily apartment communities in many of the markets in which the Altman Companies operates.

As previously disclosed, during the year ended December 31, 2022, the Altman Companies made a decision not to move forward with several prospective development opportunities and recognized losses related to predevelopment expenditures for such developments based on the determination that such developments no longer met the Altman Companies’ investment criteria. Further, the decision not to move forward with these projects has begun to and will continue to adversely impact the Altman Companies’ operating results, as these developments were previously anticipated to generate development management and general contractor fees related to such projects.

In addition, the Altman Companies has observed a decline in the availability, as well as increases in the cost, of debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk that the Altman Companies will not be able to identify equity and/or debt financing on acceptable terms, or at all, even if the Altman Companies identifies potential development opportunities that meet its investment criteria.

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and further increases in interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact (i) the profits expected to be earned by BBXRE from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could also result in the recognition of impairment losses related to BBXRE’s investment in such projects. As further described above, the Altman Companies may also be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s investment in the Altman Companies, including the goodwill recognized by the Company in connection with the consolidation of the Altman Companies.

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

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of September 30, 2023:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(169)	(299)	(1,445)
Remaining lots to sell	—	—	—	31	—	31
Lots under contract with homebuilders	—	—	—	(31)	—	(31)
Available lots	—	—	—	—	—	—

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

As noted in the table above, BBXRE has sold all but 31 lots in the Beacon Lake Community as of September 30, 2023 and is under contract to sell the remaining 31 lots to homebuilders. Accordingly, other than closing on the sale of the remaining lots in Phase 3, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community.

However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of September 30, 2023, BBXRE had recognized contingent purchase price receivables totaling $11.1 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	169	1,146
Homes closed	302	454	196	74	1,026
Homes remaining to close	—	25	—	95	120

BBXRE has substantially completed the development of lots at the Beacon Lake Community, and its development costs were not materially impacted by increases in commodity and labor prices. However, BBXRE expects that homebuilders are experiencing increases in costs to construct homes on the developed lots throughout the Beacon Lake Community. Further, while homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has observed a deceleration in the number of prospective homebuyers and home sales, and in August 2023, a homebuilder lowered the selling price of its homes. However, BBXRE currently believes that homebuilders are likely to continue to meet their obligations to acquire the remaining lots in the community from BBXRE pursuant to the existing agreements between BBXRE and the homebuilders, as the impact of the increase in construction costs on the profitability of home sales has been offset to some extent by an overall increase in prices for single-family homes over the past several years; however, there is no assurance that homebuilders will not default on their obligations to acquire the remaining lots in the community. Further, in many cases, BBXRE’s estimate of contingent purchase price on lots sold to homebuilders are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

BBX Logistics Properties

New Development - BBX Park at Delray

In September 2023, BBX Logistics Properties formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to comprise up to approximately 673,000 square feet of logistics space. In connection with the formation of the joint venture, BBX Logistics Properties and an affiliate initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the BBX Park at Delray joint venture in exchange for a 10% membership interest in the venture. BBX Logistics Properties currently expects to invest approximately $2.5 million of additional capital in the administrative managing member for investment in the BBX Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the BBX Park at Delray joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon PCCP receiving a specified return on its contributed capital. The joint venture expects to commence construction of the first building of the facility in 2024, and the venture is currently seeking debt financing for a portion of the expected total development costs. There is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all, and as a result, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

Sale of Purchase Contract

As part of its efforts to identify land parcels to acquire and develop into logistics facilities, BBX Logistics Properties previously entered a purchase and sale agreement to acquire a land parcel in Fort Myers, Florida. In July 2023, BBX Logistics Properties determined that it would not proceed with the development of a logistics facility on the parcel and assigned the purchase and sale agreement to an unaffiliated replacement buyer of the parcel for net proceeds of $2.6 million. As a result, during the three and nine months ended September 30, 2023, the Company recognized a net gain of $2.3 million related to the sale of the contract.

Single-Family Development Joint Ventures

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the nine months ended September 30, 2023 and 2022, BBXRE recognized $2.1 million and $0.1 million, respectively, in equity earnings from the joint venture. As of September 30, 2023, the joint venture had executed contracts to sell all of the homes in the community and had closed on the sale of 163 homes.

As previously disclosed in the 2022 Annual Report, BBXRE’s other single-family development joint ventures, including the Marbella joint venture, had substantially completed their development activities as of December 31, 2022.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Sales of real estate inventory	$2,712	1,606	1,106	8,929	16,813	(7,884)
Revenue from construction contracts	29,067	—	29,067	90,678	—	90,678
Real estate development and management fees	5,002	—	5,002	9,249	—	9,249
Interest income	1,973	970	1,003	6,058	2,165	3,893
Net gains on sales of real estate assets	2,271	—	2,271	2,210	1,329	881
Other revenues	51	442	(391)	152	1,443	(1,291)
Total revenues	41,076	3,018	38,058	117,276	21,750	95,526
Cost of real estate inventory sold	570	556	14	2,107	6,669	(4,562)
Cost of revenue from construction contracts	31,945	—	31,945	94,263	—	94,263
Interest expense	28	—	28	74	—	74
Recoveries from loan losses, net	(177)	(278)	101	(3,284)	(4,215)	931
Impairment losses	—	311	(311)	—	311	(311)
Selling, general and administrative expenses	7,337	3,196	4,141	19,842	8,956	10,886
Total costs and expenses	39,703	3,785	35,918	113,002	11,721	101,281
Operating income	1,373	(767)	2,140	4,274	10,029	(5,755)
Equity in net earnings of unconsolidated real estate joint ventures	2,126	15,026	(12,900)	3,958	35,712	(31,754)
Gain on the consolidation of The Altman Companies	(2,393)	—	(2,393)	3,802	—	3,802
Gain on the consolidation of investment in real estate joint ventures	1,135	—	1,135	12,017	—	12,017
Other income (expense)	829	—	829	1,173	(8)	1,181
Income before income taxes	$3,070	14,259	(11,189)	25,224	45,733	(20,509)

BBXRE’s income before income taxes for the three months ended September 30, 2023 compared to the same 2022 period decreased by $11.2 million primarily due to the following:

●

A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to the Miramar East/West joint venture’s sale of its multifamily apartment communities in 2022, partially offset by the Sky Cove South joint venture's sale of single-family homes and the Altis Ludlam Trail joint venture's sale of its multifamily apartment community in 2023.

●

A net loss related to the Altman Companies in 2023, which primarily reflects general and administrative expenses exceeding revenues from real estate development and management fees and a net loss from construction contracts; and

●	Lower other revenues due to the sale of a golf course in December 2022; partially offset by
●	Higher net gains on the sales of real estate assets resulting from BBX Logistics Properties’ assignment of a purchase and sale agreement related to a land parcel in Fort Myers, Florida, which generated a net gain of $2.3 million;
●	An increase in net profits from the sale of lots to homebuilders at the Beacon Lake Community development resulting from (i) the sale of 14 developed lots during the 2023 period compared to 8 developed lots during the 2022 period and (ii) an increase in contingent revenues from lot sales;
●	Higher interest income primarily attributable to an increase in interest rates earned on cash, cash equivalents, and marketable securities; and
●	Higher other income due to the increase in the fair value of the interest rate cap associated with the construction loan for the development of Altra Kendall.

BBXRE’s income before income taxes for the nine months ended September 30, 2023 compared to the same 2022 period decreased by $20.5 million primarily due to the factors described above related to the three months ended September 30, 2023. However, for the nine months ended September 30, 2023 as compared to the same 2022 period, net profits from the sale of lots to homebuilders at the Beacon Lake Community development declined due to a lower volume of lot sales in the 2023 period as compared to the same 2022 period, and recoveries from loan losses declined primarily due to lower settlements with guarantors of previously charged-off loans in the 2023 period compared to the same 2022 period. However, the decline in BBXRE’s income before income taxes due to the factors described above were partially offset by the impact of remeasurement gains recognized during the three months ended March 31, 2023 in connection with the Company's consolidation of the Altman Companies and related real estate joint ventures in January 2023.

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

Overview

IT'SUGAR

As of September 30, 2023, IT’SUGAR was operating approximately 100 retail locations across the United States and Canada.

As previously disclosed, IT’SUGAR is focused on leveraging its reputation as a “retailtainment” experience for customers to expand and improve the quality of its store portfolio through the following:

●

Implementing its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey, the Ala Moana Center in Honolulu, Hawaii, and Fisherman's Wharf in San Francisco, California);

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

The following summarizes activities in IT’SUGAR’s store portfolio in 2023:

●

During the nine months ended September 30, 2023, IT’SUGAR (i) opened a new “candy department store” at Fisherman’s Wharf in San Francisco, California, (ii) opened new retail locations in Oklahoma City, Oklahoma, Dania Beach, Florida, Sacramento, California, and Baton Rouge, Louisiana, (iii) relocated stores at existing locations in Lynnfield, Massachusetts, Austin, Texas, and Pembroke Pines, Florida, and (iv) closed three retail locations.

●

In 2023, IT’SUGAR has executed lease agreements for (i) nine new retail locations (ii) six new “pop-up” locations, (iii) two relocations of stores at existing locations, including a relocation of a store at an existing location in Nashville, Tennessee into a larger “candy department store,” and (iv) the extension of the lease term of various locations. The stores are currently expected to open during the three months ended December 31, 2023 and into 2024. In addition, during the three months ended December 31, 2023, IT’SUGAR expects to open two additional retail locations related to lease agreements executed in 2022, including a “candy department store” in Miami, Florida.

●

Earlier in 2023, IT’SUGAR executed a lease agreement to relocate one of its large format “pop-up” stores at an existing location in Boston, Massachusetts into a larger “candy department store” for an extended lease term. However, during the three months ended September 30, 2023, IT’SUGAR terminated the lease agreement related to the location.

As previously disclosed, while in the first half of 2023 IT'SUGAR generally slowed the pace at which it had been executing lease agreements for new locations in light of current economic conditions, IT’SUGAR has continued to evaluate additional retail locations and has more recently increased its focus on (i) “pop-up” retail locations, (ii) locations that are subject to leases with relatively shorter lease terms, and (iii) locations for which landlords have agreed to provide allowances to IT’SUGAR to fund a significant amount of IT’SUGAR’s costs to open such locations. Further, IT’SUGAR expects that these locations will require initial net capital investments that are less than the investments required for IT’SUGAR’s traditional retail location and “candy department stores.” In addition, as part of its efforts to improve the quality and remaining maturity of its store portfolio, IT’SUGAR has been engaged in negotiations with certain landlords of retail locations to extend the lease terms of existing successful retail locations, and such efforts have included an expansion of the number and size of retail locations being leased from certain of these landlords. As a result of these efforts, IT’SUGAR has more recently increased its number of new lease agreements.

During the three and nine months ended September 30, 2023, IT’SUGAR’s trade sales were $31.8 million and $91.2 million, respectively, which reflects a decrease of $0.8 million and an increase of $3.4 million over the respective comparable periods in 2022. The increase in trade sales for the nine months ended September 30, 2023 as compared to the same 2022 period reflects the impact of sales generated in IT’SUGAR’s new and expanded store locations, partially offset by lower comparable store sales, while the decline in trade sales for the three months ended September 30, 2023 as compared to the same 2022 period reflects a progressive increase in the decline in comparable store sales as 2023 has progressed, with the decline in comparable store sales during the three months ended September 30, 2023 exceeding the impact of sales generated in new and expanded store locations. In particular, during the three and nine months ended September 30, 2023, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by 10.1% and 5.2% as compared to the respective comparable periods in 2022. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand and may also be partially attributable to inclement weather events at various locations in 2023.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR was previously experiencing significant increases in the cost of inventory and freight. While IT’SUGAR was previously able to partially mitigate the impact of increased costs on its selling margins through increases in the prices of its products in 2022, IT’SUGAR’s selling margins began experiencing compression as a result of rising costs in early 2023, as IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand. In more recent months, IT’SUGAR has begun to observe a decline in the cost of inventory and freight related to certain of its products, which ITSUGAR believes may improve its selling margin in future periods and partially offset the impact of a decline in consumer demand. However, in light of the general volatility in costs over the past several years, there is no assurance that this decline in costs will be sustained. Further, after IT’SUGAR increased inventory levels at its retail locations in 2022 in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the recent slowdown in store sales and general economic uncertainty and volatility.

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

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he will continue to remain an employee and advisor to BBX Sweet Holdings for two years. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance will be paid in installments in July 2024 and July 2025. As a result, during the three months ended September 30, 2023, IT’SUGAR became a wholly-owned subsidiary of BBX Sweet Holdings.

Las Olas Confections and Snacks

During the three and nine months ended September 30, 2023, Las Olas Confections and Snacks’ revenues decreased by 12.7% and 13.3% as compared to its revenue during the same 2022 periods primarily due to lower sales volume, including the impact of a customer return related to a product recall during the nine months ended September 30, 2023.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Trade sales	$35,822	37,053	(1,231)	103,560	102,012	1,548
Cost of trade sales	(23,234)	(21,939)	(1,295)	(65,682)	(60,934)	(4,748)
Gross margin	12,588	15,114	(2,526)	37,878	41,078	(3,200)
Interest expense	(382)	(228)	(154)	(1,089)	(697)	(392)
Impairment losses	(349)	—	(349)	(349)	(64)	(285)
Selling, general and administrative expenses	(14,208)	(14,444)	236	(43,966)	(42,101)	(1,865)
Total operating losses	(2,351)	442	(2,793)	(7,526)	(1,784)	(5,742)
Other income	(67)	(360)	293	157	518	(361)
Foreign exchange loss	30	(2)	32	(2)	(2)	—
(Loss) income before income taxes	$(2,388)	80	(2,468)	(7,371)	(1,268)	(6,103)
Gross margin percentage	35.14%	40.79%	(5.65)%	36.58%	40.27%	(3.69)%
SG&A as a percent of trade sales	39.66%	38.98%	0.68%	42.45%	41.27%	1.18%
Expenditures for property and equipment	$1,504	3,788	(2,284)	9,671	7,733	1,938
Depreciation and amortization	$1,984	1,627	357	6,068	4,732	1,336
Debt accretion and amortization	$(11)	6	(17)	(22)	55	(77)
Pre opening and closing expenses	$15	728	(713)	650	1,026	(376)
ASC 842 straight line rent adjustments	$(90)	288	(378)	93	851	(758)

BBX Sweet Holdings’ loss before income taxes for the three months ended September 30, 2023 was $(2.4) million compared to income before income taxes of $0.1 million during the same 2022 period. The loss before income taxes was primarily due to the following:

●

A decline in IT’SUGAR’s results of operations primarily as a result of (i) higher occupancy, payroll, and depreciation expenses, which includes the impact of new store locations opened in 2022 and 2023, and (ii) a decline in comparable store sales offsetting the impact of sales from new and expanded store locations; and

●

The recognition of a loss before income taxes by Las Olas Confections and Snacks in the 2023 period of $1.1 million as compared to a loss of $0.3 million in the 2022 period, which reflects (i) lower sales volume and (ii) higher costs of product.

BBX Sweet Holdings’ loss before income taxes for the nine months ended September 30, 2023 was $(7.4) million compared to $(1.3) million during the same 2022 period. The increase in the loss before income taxes was primarily due to the factors discussed above related to the three months ended September 30, 2023 compared to the same 2022 period, as well as (i) the above mentioned customer return related to a product recall in the 2023 period, and (ii) the recognition of a $0.9 million gain on the sale of property and equipment in the 2022 period as a result of the Company's sale of the Hoffman's Chocolates manufacturing facility in Greenacres, Florida.

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

Business Update

During the nine months ended September 30, 2023, Renin’s sales decreased by 24% as compared to the same period in 2022, which primarily reflects a decrease in sales in its retail channel. Its retail channel comprised approximately 66% of its gross sales for the 2023 period as compared to approximately 70% for the same period in 2022. As previously disclosed, Renin’s sales volumes in 2023 have continued the decline that Renin experienced in 2022, and such declines have accelerated. With respect to the decline in customer demand, Renin believes that the decline is attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers in an effort to offset the impact of a decline in customer demand for its existing products; however, Renin does not currently expect that such efforts will sufficiently mitigate the impact of a decline in customer demand for its existing products, particularly if the current decline in sales volumes continues in the near future.

While sales declined, Renin’s gross margin improved during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, which reflects an increase in Renin’s gross margin percentage from 3.1% and 3.5% during the three and nine months ended September 30, 2022, respectively, to 11.6% and 8.8% during the comparable 2023 periods. The improvement in Renin’s gross margin percentage reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects various initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand in 2023, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters.

Although Renin has taken steps intended to mitigate the factors impacting its operations and is evaluating additional courses of action to further mitigate such factors, Renin currently expects that its operating results will continue to be adversely impacted in 2023, particularly if the currently observed declines in sales volumes continue. Further, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases can be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs. Renin may be required to implement additional price decreases, particularly if customers in its retail channels determine that a decrease in selling prices to consumers is necessary to increase demand.

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

As of September 30, 2023, Renin was not in compliance with the financial covenant under the credit facility which requires Renin to meet certain minimum levels of specified operating results as a result of the impact of the decline in customer demand on Renin’s operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. Renin has notified TD Bank about the non-compliance and is currently in discussions with TD Bank to further amend the credit facility. While TD Bank has continued to allow Renin to utilize its revolving line of credit and has not to date accelerated any payments required under the loan agreements, between July 2023 and September 2023, TD Bank sent formal notices of default to Renin and confirmed that the parties’ continued discussions do not constitute a waiver by TD Bank of any existing or future defaults or breaches or prevent TD Bank from exercising any rights or remedies it may have. If Renin is unable to obtain a waiver in relation to its covenants or amend the covenants under the facility to reflect its expected operating results, Renin may lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the TD Bank credit facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

In October 2023, the TD Bank Credit Facility was further amended to, among other things, temporarily increase availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023. In connection with the amendment, BBX Capital contributed $1.3 million to Renin, and Renin used such funds to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility. However, notwithstanding the amendment and the repayment, Renin continues to not be in compliance with certain of the financial covenants under the TD Bank Credit Facility, and TD Bank did not waive such noncompliance or agree to amend the covenants.

Impairment Testing

As described in the consolidated financial statements included in the Company’s 2022 Annual Report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the nine months ended September 30, 2023, the Company considered the factors discussed in this report, including the more recent decline in Renin’s sales, to assess whether it should test Renin’s goodwill for potential impairment on an interim basis. In this regard, while the recent decline in sales has negatively impacted the Company’s outlook for Renin’s operating results in the near term, Renin’s gross margin percentage, which has been the most significant factor negatively impacting Renin’s operating results for the past several years, has shown signs of improvement based on lower freight costs and cost saving initiatives implemented by Renin. Further, as described above, Renin is currently evaluating and implementing additional cost saving measures intended to mitigate the recent decline in customer demand and align its cost structure with its sales volumes. Accordingly, as the expected duration of the recent decline in customer demand is uncertain and the Company’s prior estimate of the fair value of Renin was significantly in excess of its carrying amount, the Company has currently concluded that it not more likely than not that the fair value of Renin is less than its carrying amount. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations, (ii) a material long term or permanent decline in demand for Renin’s products, and/or (iii) Renin being unable to increase its market share in various products.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Trade sales	$24,391	32,535	(8,144)	76,711	101,116	(24,405)
Cost of trade sales	(21,569)	(31,539)	9,970	(69,991)	(97,618)	27,627
Gross margin	2,822	996	1,826	6,720	3,498	3,222
Interest expense	(1,229)	(1,063)	(166)	(3,502)	(2,405)	(1,097)
Selling, general and administrative expenses	(3,496)	(4,166)	670	(11,335)	(13,099)	1,764
Total operating loss	(1,903)	(4,233)	2,330	(8,117)	(12,006)	3,889
Other (expense) income	(1)	1	(2)	(5)	1	(6)
Foreign exchange gain (loss)	391	905	(514)	(111)	1,073	(1,184)
Loss before income taxes	$(1,513)	(3,327)	1,814	(8,233)	(10,932)	2,699
Gross margin percentage	11.57%	3.06%	8.51%	8.76%	3.46%	5.30%
SG&A as a percent of trade sales	14.33%	12.80%	1.53%	14.78%	12.95%	1.83%
Expenditures for property and equipment	$273	233	40	1,014	757	257
Depreciation and amortization	$878	846	32	2,623	2,497	126
Debt accretion and amortization	$(5)	32	(37)	(14)	85	(99)

Renin’s loss before income taxes for the three months ended September 30, 2023 was $(1.5) million compared to a loss before income taxes of $(3.3) million during the same 2022 period. The decrease in Renin's loss before income taxes was primarily due to the following:

●

An improvement in Renin’s gross margin and gross margin percentage as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and various initiatives implemented by Renin in an effort to reduce costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023; and

●

A decrease in selling, general, and administrative expenses primarily due to lower labor costs in 2023 resulting from headcount reductions in Renin’s facility located in Montreal, Canada; partially offset by

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

Renin’s loss before income taxes for the nine months ended September 30, 2023 was $(8.2) million compared to a loss before income taxes of $(10.9) million during the same 2022 period. The decrease was primarily due to the items discussed above and the impact of severance costs associated with a former executive in 2022.

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

During the three months ended September 30, 2023 and 2022, the Company recognized loss before income taxes related to these other businesses of $1.1 million and $31,000, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recognized income before income taxes  relating to these businesses of $1.7 million and $0.9 million, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the nine months ended September 30, 2023.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and nine months ended September 30, 2023 were $6.8 million and $20.9 million, respectively, compared to $5.7 million and $17.1 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, BBX Capital’s corporate general and administrative expenses consisted of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 reflect higher executive compensation, including $0.5 million and $1.3 million, respectively, in share-based compensation expense from restricted stock awards granted in January 2023.

Interest Income

BBX Capital’s interest income for the three and nine months ended September 30, 2023 was $0.6 million and $0.7 million, respectively, compared to $0.6 million and $1.8 million during the three and nine months ended September 30, 2022, respectively. The interest income during the nine months ended September 30, 2023 includes a $0.9 million reduction in interest income associated with the $15.0 million discounted prepayment of BBX Capital's note receivable from Bluegreen Vacations in May 2023 as well as the interest income on the Bluegreen note receivable and interest income recognized by a wholly-owned subsidiary of the Company relating to the credit facility provided to IT’SUGAR that was eliminated in consolidation.

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

The Company’s income tax rate, inclusive of the effect of certain discrete items, for the three and nine months ended September 30, 2023 was approximately 8% and 3%. The Company expects that its effective tax rate for the remainder of the year, excluding any future discrete items will be approximately 15%. The effective tax rate is different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was approximately 39% and was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests during the three months ended September 30, 2023 was $1.3 million compared to a loss of $24,000 during the 2022 period. The net income attributable to noncontrolling interests during 2023 reflects income from the Company's noncontrolling interests in consolidated real estate joint ventures and  IT’SUGAR, partially offset by net loss from a 19% noncontrolling equity interest in a restaurant the Company acquired through foreclosure. The net loss attributable to noncontrolling interests during the three months ended September 30, 2022 was $24,000 reflecting losses from the Company's noncontrolling equity interests in IT'SUGAR, IT'SUGAR FL II, LLC, consolidated real estate joint ventures and a 19% noncontrolling equity interest in the aforementioned restaurant.

The net income attributable to noncontrolling interests during the nine months ended September 30, 2023 was $1.5 million compared to a loss of $0.2 million during the 2022 period. The net income or loss attributable to noncontrolling interests during 2023 and 2022 reflects the items discussed above related to the three months ended September 30, 2023 and 2022, except the restaurant recognized income during the nine months ended September 30, 2023 and 2022.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows provided by operating activities	$5,424	16,921
Cash flows used in investing activities	(8,587)	(26,887)
Cash flows used in financing activities	(606)	(9,796)
Net decrease in cash, cash equivalents and restricted cash	$(3,769)	(19,762)
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$124,562	99,283

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $11.5 million during the nine months ended September 30, 2023 compared to the same 2022 period primarily due to (i) lower operating cash flows from BBXRE, (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2023 as compared to 2022, and (iii) lower accrued expenses and accounts payable, partially offset by lower cash flows used in operating activities at Renin.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities increased by $18.3 million during the nine months ended September 30, 2023 compared to the same 2022 period primarily due to (i) cash acquired in the consolidation of the real estate joint ventures, (ii) proceeds from the repayment of the Bluegreen Vacations note receivable and (iii) higher return on investments in unconsolidated real estate joint ventures reflecting the Ludlam Trial joint venture sale of its multifamily apartment project, partially offset by higher additions to real estate held for investment associated with construction in progress of the Altra Kendall rental property, and cash paid for the acquisition of the Altman Companies.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $9.2 million during the nine months ended September 30, 2023 compared to the same 2022 period primarily due to lower revolving line of credit loan repayments by Renin, higher proceeds from borrowings by BBX Sweet Holdings and higher contributions from noncontrolling interests associated with consolidated VIEs during the 2023 period compared to the same 2022 period, partially offset by the buyout of IT'SUGAR's redeemable noncontrolling interest and higher distributions to noncontrolling interest associated with the Ludlam Trial joint venture sale of its multifamily apartment project during 2023.

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

Commitments

The Company’s material commitments as of September 30, 2023 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2023 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$1,271	37,616	5,798	301	(139)	44,847
Noncancelable operating leases	6,944	52,048	42,279	69,763	—	171,034
Payment for purchase of an additional 10% interest in the Altman Companies (3)	—	—	—	2,350	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	—	1,427	—	—	—	1,427
Total contractual obligations	8,215	91,091	48,077	72,414	(139)	219,658
Interest Obligations (2)(4)
Notes payable and other borrowings	973	5,754	118	443	—	7,288
Total contractual interest	973	5,754	118	443	—	7,288
Total contractual obligations	$9,188	96,845	48,195	72,857	(139)	226,946

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by the Altman Companies.
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

(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $144.0 million of cash, cash equivalents, and short-term investments, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to inflationary trends, increased interest rates, and the current economic environment for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition to these sources of liquidity, the Company receives quarterly interest payments on the promissory note that was issued by Bluegreen Vacations in favor of BBX Capital in connection with the spin-off of the Company from Bluegreen Vacations. The original principal amount of the note was $75.0 million. However, in December 2021, Bluegreen Vacations prepaid $25.0 million of the principal balance. Further, in May 2023, the Company and Bluegreen Vacations agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. As a result, as of September 30, 2023, the outstanding balance of the note was $35.0 million. Amounts outstanding under the note accrue interest at a rate of 6% per annum, with interest payments scheduled to occur on a quarterly basis. However, Bluegreen Vacations may elect to defer such quarterly interest payments, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as Bluegreen Vacations is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025 or earlier upon certain other events, and Bluegreen Vacations is permitted to prepay the note in whole or in part at any time. On November 5, 2023, Bluegreen Vacations entered into a merger agreement with Hilton Grand Vacations Inc. (“HGV”) providing for the acquisition of Bluegreen Vacations by HGV, and it is currently anticipated that the outstanding balance of the promissory note owed to the Company by Bluegreen Vacations will be prepaid in full upon the consummation of the merger.

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

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased during the nine months ended September 30, 2023. As of September 30, 2023 the Company remained authorized under the share repurchase program to purchase up to $13.9 million of shares of the Company's Class A and Class B Common Stock.

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

Although the Altman Companies generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, it is generally expected that any profits generated for BBXRE through the operations of the Altman Companies in the near future will primarily be through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that BBXRE will be required to fund (i) the Altman Companies for its ongoing operating costs and predevelopment expenditures and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies was required to write-off various predevelopment expenditures during the year ended December 31, 2022 as it no longer expects to be reimbursed for such expenditures upon the formation of the development joint venture. Accordingly, BBXRE expects to fund the Altman Companies for predevelopment expenditures expected to be incurred by it in 2023 and 2024 in seeking new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline, and as a result, BBXRE expects to fund ongoing operating expenses related to the Altman Companies in order to manage its ongoing developments and identify new projects for its pipeline. As a result, BBXRE currently anticipates that it may fund up to $5.0 million to the Altman Companies during the remaining three months of 2023 for planned predevelopment expenditures and ongoing operating costs. In addition, although BBXRE does not currently expect to invest material amounts in the managing member of new development joint ventures during the remaining three months of 2023 based on its current pipeline of new potential development projects, the managing member of the Altis Twin Lakes joint venture, which is consolidated by BBXRE, expects to fund equity contributions of $2.7 million to the development joint venture, as the development costs related to Altis Twin Lakes are being funded by the joint venture partners over time. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics Properties

BBXRE currently expects that BBX Logistics Properties may incur up to $2.0 million during the remaining three months of 2023 for predevelopment expenditures, ongoing operating costs, and potential investments in new developments. However, this amount expected to be funded does not reflect any development fees that may be generated upon the potential commencement of any development projects in 2023.

In connection with the formation of the joint venture to develop BBX Park at Delray, BBXRE contributed $2.9 million to the venture during the three months ended September 30, 2023. BBXRE currently expects to contribute an additional $2.5 million to the venture based on its expected share of the estimated total development costs; however, BBXRE expects that such contributions will occur in 2024 and 2025 based on the expected development plans. Further, in connection with the closing of the joint venture, BBXRE contributed $5.0 million of cash and cash equivalents to a wholly-owned subsidiary that is providing construction completion and cost overrun guarantees to the joint venture and will provide guarantees on the expected future indebtedness for BBX Park at Delray and other future development projects, and as a result of minimum liquidity requirements included in the current guarantees and expected to be provided in future guarantees, such cash is now classified as restricted cash in the Company’s statement of financial condition as it is restricted from being utilized in BBXRE’s other operations.

BBXRE expects that it will seek to develop additional warehouse and logistics facilities in the future through joint ventures with third party investors and that it will invest in the managing member of the joint ventures formed to invest in such development projects. While there is no assurance that this will be the case, if joint ventures are formed to invest in projects, BBXRE expects that it will be reimbursed for all or a portion of its previously incurred predevelopment expenditures by such ventures.

As of September 30, 2023, BBXRE had entered into agreements to acquire three land parcels for the purpose of developing logistics facilities for an aggregate purchase price of approximately $29.1 million. The agreements for these parcels are subject to various contingencies, including the successful completion of due diligence and receipt of entitlements, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods and the receipt of necessary entitlements.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur up to $5.0 million of capital expenditures during the remaining three months of 2023 to fund construction costs associated with executed leases for new retail locations and the expansion of existing retail locations, although IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. However, while IT’SUGAR has more recently slowed the pace at which it is executing lease agreements for new locations in light of current economic conditions, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for which lease agreements have been executed, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations.

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

In February 2023, BBX Capital made a $7.0 million capital contribution to Renin in order to fund a $2.5 million partial prepayment of Renin's term loan with TD Bank and to provide additional liquidity for working capital requirements. As of September 30, 2023, the aggregate amount outstanding under Renin's TD Bank credit facility was $30.0 million.

In October 2023, the TD Bank Credit Facility was further amended to, among other things, temporarily increase availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023. In connection with the amendment, BBX Capital contributed $1.3 million to Renin, and Renin used such funds to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility. Notwithstanding the amendment and the repayment, Renin continues to not be in compliance with certain of the financial covenants under the TD Bank facility and TD Bank did not waive such noncompliance or agree to amend the covenants. While BBX Capital may fund additional amounts to Renin to address the ongoing noncompliance with financial covenants under the TD Bank credit facility or to fund working capital and other commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of September 30, 2023, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Bank (“TD Bank”) Revolving Line of Credit -TD Bank Credit Facility

Renin’s TD Bank Credit Facility includes a revolving line of credit that currently provides for availability of up to $24.5 million through November 2023, at which time the availability will be $20.0 million through the maturity of the facility in October 2025. As of September 30, 2023, the outstanding amount under the revolving line of credit was $20.5 million, and the effective interest rate was 10.9%.

As of September 30, 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results, and Renin does not expect to be in compliance with this financial covenant in future periods as a result of its actual and expected operating results for 2023. As a result, while TD Bank has continued to allow Renin to utilize the revolving line of credit for its operations and recently expanded the availability under the facility from $22.0 million to $24.5 million through November 2023, the line of credit under the facility had no contractually committed availability as of September 30, 2023.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of September 30, 2023, the outstanding balance of the credit facility was $2.8 million.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR Credit Facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE has pledged $5.8 million of cash and marketable securities in a Regions Bank brokerage account to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants. As of September 30, 2023, the outstanding amount under the credit facility was $4.7 million, and the effective interest rate was 7.00%.

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

As of September 30, 2023, the Altman Companies had four letters of credit outstanding under the facility with an aggregate balance of $1.5 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of September 30, 2023 and December 31, 2022, the Company’s investments in these joint ventures totaled $43.6 million and $49.4 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is approximately $53.8 million. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

As described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $83.7 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of September 30, 2023, ABBX has been funded with $10.0 million in cash and cash equivalents, and ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, BBX Industrial Guaranty, LLC ("BIG") is a consolidated wholly-owned subsidiary that was established to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by BBX Logistics Properties. In addition, BIG is expected to provide construction completion and cost overrun guarantees to the applicable real estate joint ventures, and it has provided such guarantees to the BBX Park at Delray joint venture. As of September 30, 2023, BIG has been funded with $5.0 million in cash and cash equivalents, and BIG is required to maintain a net worth of not less than $5.0 million as a result of its guarantees issued to the BBX Park at Delray joint venture.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company consolidated the Altman Companies, including AGC, in its financial statements in January 2023, and management is in the process of documenting, evaluating, integrating and making changes to the Altman Companies’ internal control over financial reporting. As a result, management has not had sufficient time to conduct a complete assessment of the Altman Companies’ internal control over financial reporting. The Altman Companies’ total revenues and total assets represented 45.2% and 14.5%, respectively, of the related consolidated financial statement amounts for BBX Capital, Inc. as of and for the nine months ended September 30, 2023.

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

BBX CAPITAL, INC.

November 8, 2023	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

November 8, 2023	By:	/s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer