Form 10-K
period 2023-12-31
BBX Capital, Inc.
filed 2024-03-15
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, was $57.0 million (computed by reference to the price at which the common stock was sold).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 11, 2024 is as follows:

Class A Common Stock of $.01 par value, 10,991,111 shares outstanding.
Class B Common Stock of $.01 par value, 3,854,194 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

BBX Capital, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2023

PART I

ITEM 1. BUSINESS

Company Overview

History

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

Spin-Off from Bluegreen Vacations Holding Corporation ("BVH")

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of “BVH”, whose principal holdings were Bluegreen Vacations Corporation, BBX Capital Real Estate, BBX Sweet Holdings, and Renin. On September 30, 2020, BVH completed a spin-off which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which owns IT’SUGAR, LLC (“IT’SUGAR”), and Renin. Following the spin-off, BVH ceased to have an ownership interest in the Company, and BVH's shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were scheduled to become due and payable on September 30, 2025 or earlier upon certain other events. BVH was permitted to prepay the note in whole or in part at any time. In December 2021, BVH prepaid $25.0 million of the principal balance of the note, and in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. In November 2023, BVH entered into a merger agreement with Hilton Grand Vacations Inc. (“HGV”) pursuant to which BVH was acquired by HGV in January 2024. In connection with the acquisition, the outstanding note payable balance of $35.0 million plus accrued interest owed to the Company was paid in full.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Our Objectives

The Company’s goal is to build long-term shareholder value. Since the Company’s assets may not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. Further, subject to market conditions and other factors, the Company has and may from time to time in the future repurchase its outstanding common stock.

Our Businesses

Principal Holdings

BBX Capital’s principal holdings are as follows:

●

BBX Capital Real Estate: BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining 50% equity interests in the Altman Companies. BBX Capital Real Estate has also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities. As of December 31, 2023, BBXRE had approximately $354.8 million of consolidated assets, and the carrying amount of the Company’s investment in BBXRE was approximately $193.3 million.

●

BBX Sweet Holdings: BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging and licensed and novelty items and which operates in over 100 retail locations that include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States and Canada, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. As of December 31, 2023, BBXSH had approximately $173.2 million of consolidated assets, and the carrying amount of the Company’s investment in BBXSH was approximately $39.2 million.

●

Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources various products and raw materials from China, Brazil, and certain other countries. As of December 31, 2023, Renin had approximately $84.5 million of consolidated assets, and the carrying amount of the Company’s investment in Renin was approximately $34.7 million.

BBX Capital Real Estate

Business Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining 50% equity interests in the Altman Companies. BBX Capital Real Estate has also established BBX Logistics, a developer of warehouse and logistics facilities.

Strategy

BBX Capital Real Estate’s strategy is focused on:

●

Identifying, acquiring, and developing real estate, including multifamily rental apartment communities, single-family master-planned for sale housing communities, and infill speculative and build-to-suit warehouse and logistics facilities; and

●	Identifying and investing in real estate joint ventures with third party developers.

Although BBXRE historically focused on the monetization of the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012 through the collection or sale of loans receivable and the development or sale of foreclosed real estate properties, the monetization of the legacy asset portfolio has been largely completed. As a result, BBXRE’s long-term goal is to build a diversified portfolio of profitable real estate investments that generate recurring earnings and cash flows primarily through the following activities:

●	Continuing to expand its investments in multifamily rental apartment communities through the Altman Companies. In addition to the development and sale of multifamily rental apartment communities through the Altman Companies, other investment opportunities may include the development of multifamily rental apartment communities that will be owned and held over a longer term investment period and the development and sale of single-family rental home communities. Further, while BBXRE’s investments in joint ventures sponsored by the Altman Companies primarily involve investing in the managing member of the joint ventures, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in development projects sponsored by the Altman Companies.
●	Investing in the development and sale of warehouse and logistics facilities through BBX Logistics both in and outside of Florida.
●	Opportunistically deploying capital in real estate joint ventures with third party developers.

There is no assurance that the strategies discussed above will be successful.

Investments

BBX Capital Real Estate currently holds investments in a diverse portfolio of real estate developments, including multifamily rental apartment communities, warehouse and logistics facilities, single-family master-planned for sale communities, mixed-used properties, and other legacy assets. The following provides a description of certain of these investments.

Multifamily Rental Apartment Communities – The Altman Companies

Business Overview

The Altman Companies is an integrated platform engaged in the development and sale of multifamily apartment communities. Since 1968, these companies and their predecessors have developed and managed more than 27,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

●

Altman Development Company (“ADC”) – The Altman Companies owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), identifies development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by the Altman Companies and earns a development fee for its services.

●

Altman Management Company (“AMC”) – The Altman Companies currently owns 60% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by the Altman Companies prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in development projects originated by the Altman Companies and earns a management fee for its services.

●

Altman Builders (formerly known as Altman-Glenewinkel Construction) – The Altman Companies currently owns 100% of Altman Builders, which performs general contractor services for a majority of the multifamily apartment communities developed by the Altman Companies. Other than development projects for which a third-party general contractor is used, Altman Builders enters into a general contractor agreement with each joint venture that is formed to invest in development projects originated by the Altman Companies and earns a general contractor fee for its services.

Through January 31, 2023, BBXRE and Mr. Altman, as the owners of the Altman Companies, also invested in the managing member of the joint ventures that were formed to invest in development projects originated by the Altman Companies. Pursuant to the operating agreements of such joint ventures, the managing member is typically entitled to receive an increased percentage of the joint venture distributions from the development projects to the extent that the non-managing members in such ventures receive agreed-upon returns on their investments. As a result of BBXRE’s acquisition of Mr. Altman’s equity interests in the Altman Companies on January 31, 2023 (the “Acquisition Date”), Mr. Altman’s level of investment in the managing member of development projects originated by the Altman Companies after the Acquisition Date has decreased, and other than certain projects in predevelopment at the Acquisition Date, his investment in new developments will generally earn profits consistent with the non-managing members in the applicable development projects. Further, BBXRE has in the past and may in the future consider opportunistically making increased equity investments in one or more of such projects originated by the Altman Companies.

The operating companies comprising the Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and as a result, earnings generated by the Altman Companies have generally related to BBXRE and Mr. Altman’s receipt of promoted equity distributions from their investments in the managing member of the development joint ventures originated by the Altman Companies.

BBXRE’s Ownership in the Altman Companies and Acquisition of Additional Equity Interests in 2023

From November 2018 through January 2023, BBXRE and Mr. Altman each owned a 50% equity interest in the Altman Companies. On the Acquisition Date, BBXRE closed on the acquisition of an additional 40% equity interest in the Altman Companies from Mr. Altman pursuant to the terms of the operating agreement of the Altman Companies. In connection with the acquisition, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the remaining $2.4 million payment for the 10% interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies or (ii) November 30, 2028. In addition, the parties agreed to various terms pursuant to which Mr. Altman may invest in new development projects subsequent to the Acquisition Date.

As a result of the transaction, BBXRE is entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has to date continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed in Note 3 to the Company's consolidated financial statements included in Item 8 of this annual report, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated by the Altman Companies prior to the Acquisition Date.

Accounting for BBXRE's Investment in the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its consolidated financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

See Note 3 to the Company's consolidated financial statements included in Item 8 of this annual report for further detail related to the acquisition of the Altman Companies and the Company’s accounting for the transaction, including the Company’s determination that it should also consolidate Altman Builders, which was a then partially-owned subsidiary of the Altman Companies, as of the Acquisition Date.

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

See Note 3 to the Company's consolidated financial statements included in Item 8 of this annual report for further detail related to the consolidation of the existing managing members of real estate joint ventures sponsored by the Altman Companies.

Other Organizational Changes at the Altman Companies in 2023

In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC (“RAM”) as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have resolved certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties.

Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC.

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in Altman Builders. Pursuant to the prior operating agreement of Altman Builders, the Altman Companies had the right to acquire the 40% equity interests in Altman Builders that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interest for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBXRE’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, the Altman Companies acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025.

ABBX Guaranty

As of December 31, 2023, BBXRE and Mr. Altman had each contributed $5.0 million to ABBX Guaranty, LLC (“ABBX”), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures formed by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, BBXRE will generally acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX.

Prior to the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company previously accounted for its investment in ABBX using the equity method of accounting. Similar to the above real estate joint ventures, while the governance structure related to ABBX was not amended in connection with BBXRE’s acquisition of the remaining 50% equity interests in the Altman Companies, BBXRE evaluated ABBX under the applicable accounting guidance for VIEs and determined that, as a result of the Company’s acquisition of control of the Altman Companies and the resulting nature of the ongoing relationship between BBXRE and Mr. Altman, the Company was required to consolidate ABBX as of the Acquisition Date.

Active Developments Sponsored by the Altman Companies

As of December 31, 2023, BBXRE had investments in eight active developments sponsored by the Altman Companies that are accounted for under the equity method of accounting, which are as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at December 31, 2023	Carrying Value of Investment at December 31, 2023
Altis Grand Central	Tampa, Florida	314	Stabilized - 94% Occupied	$636
Altis Grand at Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	7,126
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	3,398
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	12,195
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	4,736
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	6,425
Altis Twin Lake	Orlando, Florida	346	Under Construction - Expected Completion in 2025	3,961

As a result of the Company consolidating the managing members of existing development joint ventures sponsored by the Altman Companies, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments in the managing member of the respective joint ventures that are owned by noncontrolling interests, including Mr. Altman.

In addition to the above unconsolidated developments, BBXRE consolidates the Altra Kendall joint venture, which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community has commenced and is expected to be substantially completed in 2024. As of December 31, 2023, the Company’s consolidated statement of financial condition includes $64.1 million of constructed costs incurred that are included in real estate, a $27.3 million balance on a construction loan facility with TD Bank, and $35.2 million of noncontrolling interests related to the development.

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

Warehouse and Logistic Facilities - BBX Logistics

Business Overview

In 2021, BBXRE established BBX Logistics, a developer of warehouse and logistics facilities that is focused on the development of infill speculative and build-to-suit warehouse and logistics facilities both in Florida and in geographic locations outside of Florida.

BBX Logistics is primarily focused on the performance of development management services related to the development of warehouse and logistics facilities, including (i) the performance of site selection and other predevelopment activities (including project underwriting and design), (ii) the identification of development financing (which is expected to typically be comprised of a combination of internal and external equity and institutional debt), (iii) oversight of the construction process, and (iv) the arrangement for the ultimate sale of the development projects upon stabilization. In connection with these services, BBX Logistics enters into development agreements with joint ventures that are formed to invest in development projects pursuant to which it is entitled to a development fee for its services. Further, BBX Logistics also invests in the managing member of joint ventures formed to invest in these development projects. Pursuant to the operating agreements of such joint ventures, the managing member is typically entitled to receive an increased percentage of the joint venture distributions from the development projects to the extent that the non-managing members in such ventures receive agreed-upon returns on their investments.

Active Developments Sponsored by BBX Logistics

In September 2023, BBX Logistics formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to comprise up to approximately 673,000 square feet of logistics space. In connection with the formation of the joint venture, the Company initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the BBX Park at Delray joint venture in exchange for a 10% membership interest in the venture. BBX Logistics currently expects to invest approximately $2.5 million of additional capital in the administrative managing member for investment in the BBX Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the BBX Park at Delray joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after PCCP receives a specified return on its contributed capital. The joint venture expects to commence construction of the first building of the facility in 2024, and the venture is currently seeking debt financing for a portion of the expected total development costs. There is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all, and as a result, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

In January 2024, BBX Logistics formed the BBX Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. (“FRP”), and the joint venture entered into a contract to acquire approximately 22.5 acres of land in Lakeland, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon obtaining a construction loan and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with BBX Logistics subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interests in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Lakeland joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after FRP has received a specified return on its contributed capital. In March 2024, the joint venture acquired the land expected to be developed into BBX Park at Lakeland, and as a result of the acquisition, the Company will have invested $0.7 million in the administrative managing member of the joint venture in relation to its 50% membership interest in the BBX Park at Lakeland joint venture. The joint venture currently expects to obtain debt financing for a portion of the expected total development costs and commence vertical construction later in 2024. Following the commencement of vertical construction and the recapitalization of the joint venture, BBX Logistics currently expects to have invested approximately $1.3 million of capital in the administrative managing member for investment in the BBX Park at Lakeland joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by joint venture and projected construction loan proceeds. However, there is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all. As a result, if the joint venture does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

In March 2024, BBX Logistics formed the BBX Park at Davie joint venture, a joint venture with affiliates of FRP, and the joint venture has entered into a contract to acquire approximately 11.3 acres of land in Davie, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the commencement of vertical construction of the logistics facility and origination of debt financing for the development, BBX Logistics and FRP will recapitalize the joint venture, with the Company subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interests in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Davie joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after FRP has received a specified return on its contributed capital. The joint venture currently expects to acquire the land, obtain debt financing for a portion of the expected total development costs, and commence vertical construction later in 2024 or early 2025 depending on the timing of receipt of required approvals. Following the commencement of vertical construction and the recapitalization of the joint venture, the Company currently expects to have invested approximately $5.1 million of capital in the administrative managing member for investment in the BBX Park at Davie joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by joint venture and projected construction loan proceeds. However, the joint venture currently anticipates that it will acquire the land prior to the commencement of vertical construction of the logistics facility and the origination of debt financing for the development. Accordingly BBX Logistics, as the administrative managing member, will retain its 50% membership interest in the venture in connection with the land acquisition until the commencement of vertical construction and the recapitalization of the joint venture. In such case, the Company currently expects that it may be required to invest in excess of $13.0 million in the joint venture in connection with the land acquisition until the recapitalization of the joint venture, at which time the Company’s investment in the joint venture will decrease to the above mentioned $451 million of capital. However, there is no assurance that the venture will close on the land or be able to obtain debt financing for the development on acceptable terms, or at all. As a result, the joint venture may be required to recognize losses related to its predevelopment expenditures if it does not acquire the land, and if the joint venture acquires the land but does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

Single Family Developments

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. As the master developer, BBXRE has been engaged in developing the land and common areas and selling finished lots to third-party homebuilders. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which BBXRE has been selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales by homebuilders.

As of December 31, 2023, BBXRE has substantially completed the development of the lots comprising Phases 1 through 3 of the Beacon Lake Community and previously sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder in 2021.

The following table summarizes the status of the sale of lots to homebuilders in each phase in the development as of December 31, 2023:

	Phase 1	Phase 2		Phase 3	Phase 4	Total
		Single-family	Townhomes
Total planned lots	302	479	196	200	299	1,476
Lots sold to homebuilders (1)	(302)	(479)	(196)	(194)	(299)	(1,470)
Remaining lots to sell	—	—	—	6	—	6
Lots under contract with homebuilders	—	—	—	(6)	—	(6)
Available lots	—	—	—	—	—	—

(1)

As further described in Item 8 - Note 2 to the Company’s consolidated financial statements included in this Annual Report, BBXRE recognizes revenue related to sales of lots to homebuilders, including an estimate of any contingent purchase price expected to be collected in relation to such lots, upon the closing of the sale of such lots to the homebuilders. Although BBXRE recognizes the expected contingent purchase price associated with such lots upon the closing of the sale to the homebuilders, BBXRE ultimately does not receive any contingent purchase price related to a lot until the homebuilder closes on the sale of a home on the lot and collects the proceeds from the home sale. With respect to the sale of the undeveloped lots comprising Phase 4, BBXRE received the payment of the purchase price for the lots from the homebuilder at the time of closing, subject to certain adjustments contemplated in the agreement, but the agreement related to the transaction does not provide for a contingent purchase price structure similar to the agreements related to the sale of developed lots in Phases 1 through 3.

As noted in the table above, BBXRE had sold all but 6 lots in the Beacon Lake Community as of December 31, 2023 and in January 2024, BBXRE sold those remaining lots to homebuilders. Accordingly, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community.

However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of December 31, 2023, BBXRE had recognized contingent purchase price receivables totaling $10.0 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in Phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	194	1,171
Homes closed	302	461	196	95	1054
Homes remaining to close	—	18	—	99	117

JX Properties

As of December 31, 2023, BBXRE owned approximately 505 acres of land in Palm Coast, Florida, with a carrying amount of $6.1 million, and had entered into a contract with a homebuilder to sell lots to the homebuilder in phases over the next 5-6 years for the purposes of developing a community expected to be comprised of approximately 650 single-family homes. The agreement pursuant to which BBXRE will sell lots to the homebuilder provides for a base purchase price that will be paid to BBXRE upon the sale of the lots to the homebuilder and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilder will receive from the sale of the completed homes.

Single-Family Developments with Third Party Developers

Sky Cove South

In February 2021, BBXRE invested $4.9 million as one of a number of investors in a joint venture with Label & Co. to develop Sky Cove South at Westlake, a residential community that is expected to be comprised of 197 single-family homes in Loxahatchee, Florida. Under the terms of the operating agreement governing the joint venture, BBXRE is entitled to receive 26.25% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with Label & Co., as the managing member, receiving an increasing percentage of distributions.

During the year ended December 31, 2023, the joint venture closed on the sale of 96 single-family homes, and BBXRE recognized $2.4 million of equity earnings and received $4.6 million of distributions from the venture. As of December 31, 2023, the joint venture had executed contracts to sell 196 homes in the community and had closed on the sale of 176 homes.

Mixed Use Development

The Main Las Olas

As of December 31, 2023, BBXRE had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was completed during 2022, and as of December 31, 2023, the office tower, residential tower, and retail space were substantially leased.

BBX Capital leases 32,166 square feet of space in the office tower for its corporate headquarters pursuant to a lease agreement with the joint venture that has an initial term that ends in 2032.

Legacy Assets

BBXRE owns various legacy assets, including loans receivable of $2.2 million and real estate of $5.6 million, acquired in connection with the Company's sale of BankAtlantic in 2012 as of December 31, 2023. The majority of the legacy assets do not generate cash flow on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

BBXRE has generated substantial income from the legacy asset portfolio over the past decade, as the majority of the loans receivable and real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008. Although BBXRE has continued to periodically monetize assets in the legacy asset portfolio for profits as a result of the improved market conditions in Florida, BBXRE believes that the monetization of the portfolio is substantially complete and expects significantly lower earnings relating to the remaining assets in future periods compared to those earnings generated in more recent years.

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

BBXSH currently owns 100% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries as a result of its then over 90% ownership of IT’SUGAR. However, as a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR. In August 2023, the Company acquired the remaining equity interests in IT’SUGAR, and IT’SUGAR became a wholly-owned subsidiary of the Company.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 19 and 24 in Item 8 – Financial Statements and Supplementary Data for further discussion related to the acquisition of the remaining noncontrolling interest in IT'SUGAR in August 2023 and the emergence of IT’SUGAR from bankruptcy on the Effective Date.

Strategy

There are certain significant differences amongst BBX Sweet Holdings’ operating subsidiaries, which have distinct businesses and operating strategies reflecting their respective business models.

IT’SUGAR’s business and operating strategy is primarily focused on:

●	Driving traffic and sales by creating a “retailtainment” experience for customers focused on candy products and candy-themed merchandise, including an interactive assortment of candy products and creative and humorous candy-themed merchandise;
●	Developing and leveraging industry relationships and establishing itself as a vehicle through which candy and confectionery brands can market and sell their products at “retailtainment” locations specifically focused on candy products and candy-themed merchandise;
●	Improving the quality and remaining maturity of its store portfolio by (i) extending the lease terms of its existing successful retail locations, (ii) expanding the size of certain existing retail locations, and (iii) closing retail locations where appropriate or upon the expiration of the lease term;
●	Implementing its “candy department store” concept in select high-traffic resort and entertainment locations across the United States (as implemented in retail locations at American Dream in New Jersey, the Ala Moana Center in Honolulu, Hawaii, and Fisherman's Wharf in San Francisco, California);
●	Evaluating additional retail locations in targeted markets where it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates for retail space generally in certain markets; and
●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

Las Olas Confections and Snacks’ business and operating strategy is primarily focused on:

●

Improving its gross margin and profitability through (i) a focus on higher margin products and the elimination of lower margin products, (ii) process improvements and efficiencies, and (iii) reductions in product and operating costs; and

●	Growing its market share in certain core confectionery products, including chocolate, coconut, and taffy products.

During 2022, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida as part of its efforts to improve operational efficiencies and transferred substantially all of the manufacturing of the Hoffman’s Chocolates products to the Las Olas Confections and Snacks facility in Orlando, Florida. Further, during 2023, the Company transitioned the operations of Hoffman’s Chocolates’ retail locations to IT’SUGAR. As a result, IT’SUGAR operates the Hoffman’s Chocolates retail locations in South Florida as part of its overall store portfolio and procures a substantial portion of its Hoffman’s Chocolates products from Las Olas Confections and Snacks.

There is no assurance that the strategies discussed above will be successful.

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

Renin’s products are primarily sold through three channels in North America:

●	Retail – Includes sales of closet doors, barn doors, stair parts, and related hardware to big box retailers, including Lowe’s, Home Depot (U.S. and Canada), and Menards;
●	Commercial – Includes sales to original equipment manufacturers and fabricators; and
●	Direct Installation – Includes the installation of door systems in newly constructed homes, condominiums, and apartments in the greater Toronto area.

For the year ended December 31, 2023, Renin’s retail, commercial, and direct installation channels comprised approximately 66%, 21%, and 14%, respectively, of its gross sales.

During the year ended December 31, 2023, Renin’s total revenues included $70.8 million of trade sales to three major customers and their affiliates and $42.5 million of revenues generated outside the United States. For the year ended December 31, 2023, revenues from the three major customers and their affiliates respectively represented $21.3 million (or 5.3%), $32.3 million (or 8.0%), and $17.2 million (or 4.3%) of the Company’s total revenues. Renin’s long-lived assets located outside the United States, which includes properties, equipment, and right of use assets, had a carrying amount of $14.1 million as of December 31, 2023.

Strategy

Renin’s business and operating strategy is primarily focused on:

●	Increasing sales and market share by delivering outstanding customer service and driving innovations in its product lines to meet evolving consumer demands;
●

Lowering product and manufacturing costs through (i) improvements in product sourcing and logistics, (ii) manufacturing efficiencies, and (iii) consolidating manufacturing and logistics facilities where appropriate;

●	Balancing an appropriate mix between domestic manufacturing and global sourcing of finished goods in light of market conditions;
●	Reducing customer lead-times through improved inventory planning; and
●	Capitalizing on capacity in existing facilities to expand sales and market share in its Direct Installation channel.

There is no assurance that the strategies discussed above will be successful.

Other Investments

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates. Prior to February 2023, the risk management subsidiary acted as an insurance agent for the Company, its affiliates, and other third parties; however, in February 2023, substantially all of the assets of the insurance agency business were sold to an unaffiliated third party. Further, in January 2024, BVH was acquired by HGV, and although the Company has been temporarily engaged to providing transition services related to risk management to BVH and HGV, the Company anticipates that it will not be providing risk management advisory services to BVH or HGV following the temporary transition period.

Regulatory Matters

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the companies in which BBX Capital holds investments are subject to federal, state, and local laws and regulations generally applicable to their respective businesses.

The Company collects, processes, and retains large volumes of internal and customer data, including social security numbers, credit card numbers, and other personally identifiable information of its employees and customers, in various internal information systems. The Company also transmits some of this information to third party service providers. The regulatory environment, as well as the requirements imposed on the Company by the payment card industry surrounding information, security, and privacy is increasingly demanding, in both the United States and other jurisdictions in which the Company operates. From time to time, information comes to our attention that our internal information systems, including our payment processing systems, may fail to fully comply with applicable requirements and regulations. Such requirements and regulations may include, without limitation, the Florida Information Protection Act (FIPA), the Fair and Accurate Credit Transactions Act (FACTA), and the Consumer Credit Protection Act (CCPA). Upon receipt of such information, we immediately seek to remediate the issues, both directly and with our third-party service providers.

See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales which results in fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during December, when families are generally on vacation. Las Olas Confections and Snacks has generated its strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Human Resources

As of December 31, 2023, the Company and its subsidiaries had approximately 1,456 employees, including 926 employees at IT’SUGAR. We believe that our employees are important to achieving our business objectives and that our employee relations are satisfactory.

BBX Capital seeks to offer competitive compensation and benefit programs for our employees in our effort to attract and retain employees. In addition to what we believe are competitive base wages, additional programs currently include incentive compensation plans, long-term incentive plans, company-matched 401(k) plans, healthcare and insurance benefits, paid time off, and family leave.

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

We are proud to be an Equal Opportunity Employer. Our policies prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, physical or mental disability, veteran status, sexual orientation, or any other characteristic protected by law. We strive to ensure our employees have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. We encourage employees to raise concerns about actual or suspected misconduct.

Competition

The Company's businesses are engaged in industries that are very competitive. In addition to retail and wholesale competitors, the Company also faces substantial competition with respect to its investment activities from real estate investors and developers, private equity funds, hedge funds, and other institutional investors. BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.

BBXRE invests in the development of multifamily apartment communities through the Altman Companies. Due to the historically strong performance of this class of asset within the real estate market and the recent increase in demand for housing in the markets in which BBXRE and the Altman Companies operate, BBXRE has experienced increased competition from real estate investors and developers which has resulted in, among other things, (i) an increase in the cost of land, (ii) limitations on the number of available development opportunities in the markets in which BBXRE and the Altman Companies operate, and (iii) increased competition for tenants as a result of the increasing supply of multifamily housing in the communities in which the Altman Companies has been active. In addition, BBXRE has more recently begun to invest in the development of warehouse and logistics facilities through BBX Logistics, and this class of asset within the real estate market, particularly in in-fill markets, has in recent years experienced increased interest from investors and developers of real estate due to an increase in demand for warehouse and logistics space.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we can take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We expect to continue to take advantage of certain of the exemptions available to emerging growth companies until December 31, 2025 (the end of the fifth fiscal year following the initial public issuance of our common stock in connection with the spin-off from BVH) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700.0 million in market value of stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

With respect to the Company generally, the various factors include, but are not limited to:

●

Risks and economic uncertainties, including inflationary trends, increased costs of labor, freight, shipping and materials, and higher interest rates, and the Company’s ability to pass along the increased costs to its customers, all of which could adversely impact the profitability of the Company’s operating businesses;

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

●

The risk that creditors of BBX Capital’s subsidiaries or other third-parties may seek to recover distributions or dividends, if any, made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third-parties; and

●

If BBX Capital issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, including in connection with acquisitions, investments or financings or pursuant to equity compensation plans, BBX Capital’s shareholders would experience dilution.

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

●	The risk that homebuilder counterparties will not meet their obligations to acquire lots or to pay contingent purchase prices due on the sale of homes;
●	The risks associated with expanding its operating platform to include the logistics real estate division and investing in the development of logistics real estate assets;
●	The risks associated with investments in real estate developments and joint ventures include:
○	exposure to downturns in the real estate and housing markets;
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
○

risk associated with higher interest rates, as the majority of the development costs and sales of residential communities is financed and rising interest rates also impact the availability and affordability of residential mortgages and other real estate purchase financing and increase capitalization rates applied to sale transactions;

○	risks associated with not finding tenants for multifamily apartments or warehouse facilities or buyers for single-family homes and townhomes;
○	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments or warehouse facilities;
○	risk associated with rising land and construction costs and supply chain disruptions increasing construction costs and delaying construction schedules and completion of projects;
○	risks associated with previously shared certain expenses and costs which will now be wholly borne by the Company following the sale of BVH.
○	risk that the projects will not be developed as anticipated or be profitable; and
○	risk associated with customers or vendors not performing on their contractual obligations.

With respect to BBX Sweet Holdings, Renin, and the Company’s other operating businesses, the risks and uncertainties include, but are not limited to:

●	Risks that market demand for the subsidiaries’ products may decline;
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
●

The risks relating to IT’SUGAR’s business plans, including, but not limited to, the growth or integration of new stores will not be successful and that additional new stores will not be available on acceptable terms or at all;

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our subsidiaries’ businesses, operations, and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors, on the Company or its subsidiaries, including with respect to their operations, results, and financial condition. Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business, financial condition, and results of operations. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Risks Related to BBX Capital and its Subsidiaries

Current inflationary and economic trends, including increases in interest rates, the costs of labor, freight, shipping and materials and widespread supply chain disruptions, has and could continue to adversely impact gross margins of the Company’s operating businesses.

The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the potential for the conflict in the Middle East further exacerbating inflationary trends and increasing uncertainty regarding supply chain disruptions. The 525 basis point increase in the federal funds rate since March 2022 and the wind-down of quantitative easing during 2023 may result in the United States experiencing a recession of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity prices, labor and insurance costs, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates has had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and the financing for new development projects. Increased rates has had an adverse impact on financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. BBXRE has also recently observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors have begun to impact BBXRE’s results of operations, and we expect that they could continue to have an adverse impact on its operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates are also adversely impacting Renin’s results. In addition, as a result of issues relating to maintaining appropriate inventory levels, Renin increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. In addition, the impact of these factors have negatively impacted Renin’s ability to comply with covenants under its credit facility with TD Bank, and based on its operating results, Renin was not in compliance with certain of the financial covenants under the facility until an amendment of the facility (included an asset backed revolving line of credit and term loan) was entered into on March 13, 2024.  BBX Capital contributed $1.25 million to Renin in 2023 and an additional $3.3 million in 2024. If Renin is unable to stay in compliance with the terms of the amended facility, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

The reduced availability of financing or the increase in the cost of financing could have an adverse impact on our business.

Rising interest rates have an adverse impact on (i) homebuyers and home sales, (ii) the availability of financing, (iii) the affordability of residential mortgages, (iv) the profitability of development projects as a majority of development costs are financed with third party debt, and (v) the value of multifamily apartment communities as rising interest rates increase capitalization rates applied to sales transactions. Further, these factors could result in impairments of our existing investments in real estate projects, and the number of economically viable projects available, which would adversely affect our future results of operations.

BBX Capital relies on cash on hand and dividends from its subsidiaries.

BBX Capital relies on its cash and cash equivalents, and dividends from its subsidiaries in order to fund its operations and investments. During the year ended December 31, 2023 and December 31, 2022 cash (used in)/generated from operations was ($11.2) million and $36.3 million, respectively.  Further, selling, general and administrative expenses increased from $116.2 million for the year ended December 31, 2022 to $136.1 million for the same period in 2023, and as a result of the sale of BVH to HGV, certain of the Company's costs and expenses previously shared by BVH will be borne by BBX Capital in subsequent periods.

If cash flow is not sufficient to fund BBX Capital’s liquidity needs or BBX Capital otherwise determines it is advisable to do so, BBX Capital might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BBX Capital chooses to liquidate its investments, it may be forced to do so at depressed prices that are less then the carrying value of the assets resulting in losses.

BBX Capital’s subsidiaries may be dependent on BBX Capital to provide liquidity.

BBX Capital’s subsidiaries may not generate sufficient cash flow or maintain liquidity to fund their respective operations and investments or to maintain compliance with the terms of their outstanding debt in which case the subsidiaries may seek funds from BBX Capital. If BBX Capital determines not to provide such funding, then such subsidiaries might be required to liquidate some of their respective investments or fund their respective operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if any such subsidiary chooses to liquidate its investments, it may be forced to do so at depressed prices.

BBX Capital’s acquisitions and investments may generate losses, require additional financing and expose it to additional risks.

BBX Capital has made investments in and acquisitions of operating companies, including its more recent acquisition of the Altman Companies, and the acquisition of Colonial Elegance by Renin. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

●	Risks associated with achieving profitability;
●	Difficulties in integrating and assimilating acquired management, and operations;
●	Losses and unforeseen expenses or liabilities;
●	Risks associated with entering new markets in which we have no or limited prior experience;
●	The potential loss of key employees or founders of acquired organizations;
●	Risks associated with increased indebtedness incurred to finance acquisitions;
●	Risks associated with transferred assets and liabilities; and
●	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed.

BBX Capital may not be able to integrate or profitably manage acquired businesses, including the Altman Companies or future growth without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to adequately monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

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

BBX Capital's Class A Common Stock and Class B Common Stock trade in the over-the-counter ('OTC") markets which have less liquidity than exchange-listed stocks.

OTC markets are those which participants trade directly between two parties without the use of a central exchange or other third parties. OTC markets do not have physical locations or market makers and sometimes securities being traded on OTC markets lack buyers and sellers.  As a result of BBX Capital's Class A Common Stock and Class B Common Stock trading on the OTC lack liquidity which could result in the value of its Class A and Class B Commons Stock varying widely, and buyers that acquire a significant position in the Company's stock may find it difficult to sell their shares in the future.  Further, the repurchase of shares by BBX Capital through its share repurchase program and any future tender offers may exacerbate the lack of liquidity for the Class A Common Stock and Class B Common Stock.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman of BBX Capital, John E. Abdo, the Vice Chairman of BBX Capital, Jarett S. Levan, the son of Mr. Alan Levan and the Chief Executive Officer and President and a director of BBX Capital, and Seth M. Wise, Executive Vice President and a director of BBX Capital, currently collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 84% of the total voting power of BBX Capital’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BBX Capital, have the voting power to elect BBX Capital’s directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

Provisions in BBX Capital’s Articles of Incorporation and Bylaws, and provisions of Florida law may make it difficult for a third party to acquire BBX Capital and could impact the price of, or otherwise adversely impact, BBX Capital’s Class A Common Stock and Class B Common Stock.

BBX Capital’s Articles of Incorporation and Bylaws contain provisions that could delay, defer, or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock or Class B Common Stock. These provisions include:

●	the provisions in BBX Capital’s Articles of Incorporation regarding the special voting rights of BBX Capital’s Class B Common Stock; and
●	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

Additionally, pursuant to BBX Capital’s Articles of Incorporation and Florida law, subject to the separate voting rights of BBX Capital’s Class B Common Stock in certain circumstances, BBX Capital’s Board of Directors may, without the consent of BBX Capital’s shareholders, approve the issuance of authorized but unissued shares of BBX Capital’s securities and fix the relative rights and preferences of preferred stock. If BBX Capital issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, its shareholders would experience dilution. In addition, any preferred stock declared and issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of BBX Capital’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of BBX Capital’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of BBX Capital’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, financing transactions, and other corporate purposes, could also, among other things, have the effect of delaying, deferring, or preventing a change in control or other corporate actions, and might adversely affect the market price of BBX Capital’s Class A Common Stock or Class B Common Stock.

In addition, as a Florida corporation, BBX Capital is also subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office, or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

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

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBX Capital Real Estate’s investments in real estate developments is dependent on many factors, including:

●	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
●	Demand for commercial real estate tenants;
●	Real estate market values;
●	Changes in capitalization rates impacting real estate values;
●	Availability of talented individuals in the development industry;
●	Availability and reasonable pricing of labor;
●	Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials, including increases associated with tariffs and supply chain disruptions;
●	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
●	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
●	Availability and cost of mortgage financing for potential purchasers;
●	Inventory of foreclosed homes negatively impacting selling prices;
●	Availability and cost of insurance (including the impact of insurance costs on the exit value of real estate assets);
●	Availability of land in desirable locations at prices that result in an economically viable project;
●	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
●	Availability of property for development at attractive prices;
●	Availability and cost of financing;
●	Construction defects and product liability claims;
●

Risk of losses resulting from cost overrun guarantees in projects sponsored by the Altman Companies’ and BBX Logistics Properties or the failure of such properties to achieve profitability or a profitable exit; and

●	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments. These factors could also result in BBX Capital being unable to identify real estate inventory opportunities which meet its investment criteria. In addition, BBX Capital’s efforts to identify additional investment opportunities, including the development of multifamily apartment communities and commercial real estate logistic facilities that will be owned over a longer term investment period and the pursuit of investment opportunities in new geographic locations may not prove to be successful.

A significant portion of BBX Capital Real Estate’s loans and real estate assets are located in Florida, and conditions in the Florida real estate market could adversely affect our earnings and financial condition.

Real estate held for sale, real estate held for investment, real estate developments owned or managed by BBX Capital Real Estate, and the real estate being developed by BBX Capital Real Estate or joint ventures in which BBX Capital Real Estate has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, BBX Capital Real Estate is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida, including moratoriums on evictions would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt operations, and adversely impact the value of BBX Capital Real Estate’s portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

BBX Capital Real Estate’s inability to finance its real estate developments through Community Development District Bonds or obtain performance bonds or letters of credit could adversely affect its results of operations and liquidity.

BBX Capital Real Estate is often required to provide performance bonds and letters of credit under construction contracts or development agreements. BBX Capital Real Estate also obtained financing for the construction of infrastructure improvements for its Beacon Lake development in St. Johns County, Florida from the issuance of Community Development Bonds and the Altman Companies secures land and construction loans for its sponsored joint ventures. BBX Capital Real Estate’s ability to obtain performance bonds, letters of credit, additional issuances of Community Development Bonds or to secure land and construction loans is dependent on BBX Capital Real Estate’s credit rating, financial condition, appraised value of the joint venture projects and historical performance. If BBX Capital Real Estate is unable to obtain these bonds or letters of credit or cause the issuance of Community Development Bonds or secure construction and loan financing when required or desirable, our results of operations and liquidity could be adversely affected.

Some of BBX Capital Real Estate’s investments are through unconsolidated joint ventures with others, and some are guaranteed by us or entities that we control and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

From time to time BBX Capital Real Estate has entered into joint ventures which reduces the amount BBX Capital Real Estate is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital Real Estate has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBX Capital Real Estate may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBX Capital Real Estate has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfill its obligations. BBX Capital Real Estate has numerous investments in Altis multifamily apartment joint ventures developed and managed by the Altman Companies and Joel Altman. Further, while BBX Capital increased its ownership in the Altman Companies from 50% to 100% in January 2023, Joel Altman retained his membership interests and decision making rights in the managing member of all development joint ventures originated by the Altman Companies prior to BBX Capital's acquisition of the remaining equity interest in the Altman Companies. Additionally, BBX Capital Real Estate has contributed $5.0 million to a joint venture with Joel Altman that guarantees the indebtedness and construction cost overruns of real estate joint ventures established by the Altman Companies, which increases BBX Capital Real Estate’s risk of loss in connection with its real estate joint venture investments managed by the Altman Companies. BBX Capital Real Estate through its subsidiary, BBX Logistics Properties, invests in the development of warehouse and logistics facilities, BBX Logistics Properties formed one joint venture to develop logistic facilities during the year ended December 31, 2023 and anticipates making additional investments in logistic facilities through the formation of joint ventures in future projects.  BBX Capital Real Estate formed a wholly-owned subsidiary to guarantee the indebtedness and construction cost overruns of logistics joint ventures which increases the risk and amount of loss associated with these joint venture investments.

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

The effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current inflationary economic environment and challenging employment environment, have had and could continue to have a material adverse effect on BBX Sweet Holdings business, results of operations, and financial condition.

As a result of inflationary trends and disruptions in global supply chains, BBX Sweet Holdings has experienced significant increases in the cost of inventory and freight. While BBX Sweet Holdings was previously able to partially mitigate the impact of increased costs on its selling margins through increases in the prices of its products its selling margins began experiencing compression as a result of rising costs in 2023, as the pace of increases in the prices of its products slowed due to declines in consumer demand.  In addition, BBX Sweet Holdings has experienced increases in staffing costs associated with the hiring and the maintaining of staff at its retail locations and its corporate office.  These factors are adversely impacting BBX Sweet Holdings results of operations, cash flows, and financial condition and may have a material adverse impact on BBX Sweet Holdings in future periods, particularly if consumer demand for BBX Sweet Holdings products and its operating costs deteriorate further due to worsening economic conditions.

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

A decline in market demand for candy products would negatively affect operating results.

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

A significant amount of Renin’s sales are to big-box home centers. These home centers have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them. These home centers may also from time to time reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin. During the year ended December 31, 2023, Renin’s total revenues included $70.8 million of trade sales to three major customers and their affiliates and $42.5 million of revenues generated outside the United States. Revenues from one customer of Renin represented $21.3 million or 5.3%, of the Company’s total revenues, revenues from a second customer of Renin represented $32.3 million or 8.0% of the Company’s total revenues and revenues from a third customer of Renin represented $17.2 million or 4.3% of the Company’s total revenues for the year ended December 31, 2023, respectively. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $14.1 million as of December 31, 2023.

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

Renin purchases various commodities to manufacture products, including steel, aluminum, glass and mirrors. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs, and increases in costs to transport raw materials and finished goods have impacted and could continue to negatively affect its operating results. While Renin continued to negotiate increased prices for its products during 2023 in response to rising costs, Renin’s existing arrangements with customers, competitive considerations or delays in deliveries and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset increased commodity and production costs, its operating results will be negatively impacted. Renin purchases raw materials and finished goods from sources in China, Brazil, and certain other countries. Changes in United States trade practices, or tariffs levied on these imports, could significantly impact Renin’s results of operations and financial condition.

General Risks

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile or may decline and there may be insufficient liquidity in the markets for its stock.

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
●

accumulation of publicly held shares and the timing and amount of future purchase or sales of BBX Capital’s Class A Common Stock, Class B Common Stock or other securities which may further reduce liquidity; and

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

The occurrence of one or more unexpected events, including public health issues, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest, geopolitical conflicts (including the current conflict between Ukraine and Russia as well as the conflict in the Middle East) and/or terrorist activities in countries or regions in which our customers, assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance. With respect to the Ukraine and Middle East conflicts, if such conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on the economy, the Company may have decreased availability or less favorable pricing for the raw materials and inventory necessary for its operations. Climate change may also cause decreased availability or less favorable pricing for water, which could have an adverse effect on the Company’s operations and supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, could cause disruptions in the Company’s operations and supply chains.  Furthermore, the increasing concern over climate change may also result in greater local, state, federal, and foreign legal requirements, including requirements to limit greenhouse gas emissions or conserve resources. If such requirements are enacted, the Company could experience significant cost increases in its operations and supply chains.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The goal of the Company’s cybersecurity risk management strategy is to mitigate cybersecurity risks. Cybersecurity risks include the potential misappropriation of assets or confidential information, corruption of data, disruptions to operations, or regulatory developments that could materially impact the Company's privacy and cybersecurity risk exposure, and any threat that could have a material impact to the Company’s business, reputation, results of operations and financial condition  To this end, management has implemented processes which seek to identify, assess, and manage material cybersecurity risks, and which include (i) monitoring of cybersecurity threats in the current environment, (ii) training employees on a regular basis in cybersecurity prevention, including social engineering and phishing techniques used by hackers, (iii) requiring multifactor authentication to access the Company’s networks, (iv) updating applications on an on-going basis to patch or remediate security vulnerabilities, and (v) the encryption of confidential data and critical servers. The Company has in-place security information and event management tools for the purpose of detecting, analyzing, and responding to security threats in an effort to prevent or reduce potential harm to business operations. These tools include: (i) antivirus applications to detect threats, (ii) end point detection and response applications to record and store on-line user behavior for the purpose of detecting, investigating, and blocking suspicious activities, and (iii) third party monitoring applications. The Company has also adopted a network segmentation strategy intended to divide networks into smaller parts to improve security and efficiency, and the Company also maintains redundant back-up copies of its networks that are stored in multiple locations, including cloud-based backups that are performed daily. Further, on an annual basis, the Company hires a consultant to perform penetration tests against the Company's security infrastructure with the goal of identifying security vulnerabilities and making recommendations for security improvements. The Company also has business continuity and incident response programs in place to respond to and mitigate cybersecurity attacks. The Company conducts periodic exercises in an effort to improve its cybersecurity business continuity and incident response plans and updates the plans if new threats are identified or ongoing reviews of the plans suggest an update is needed.

During the period covered by this report, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

The Company's Board of Directors is responsible for the oversight of management’s efforts to address cybersecurity risks. The Board of Directors has designated the Audit Committee with the responsibility of overseeing and reporting to the Board on management's handling of cybersecurity risk management and on the adequacy and effectiveness of the Company’s cybersecurity risk management strategy. Management also updates the Board on an on-going basis concerning any significant cybersecurity incidents or risk exposures that have come to management’s attention during the conduct of their assessments, the steps management has taken to mitigate such exposures, and any changes to the processes of identifying, assessing, and monitoring cybersecurity threats. The Company’s information security team is led by Dustin Woods, who has over 10 years of experience managing risks and advising on cybersecurity matters.

ITEM 2. PROPERTIES

BBX Capital’s principal executive office is located at 201 East Las Olas Boulevard, Suite 1900, Fort Lauderdale, Florida, 33301, which is leased by the Company pursuant to a lease agreement with an expiration date of May 31, 2032. The lease agreement provides the Company with the right to renew the lease for three additional terms of five years following the initial term.

BBX Sweet Holdings maintains certain offices at BBX Capital’s principal executive office, including the executive offices of IT’SUGAR. IT’SUGAR operates approximately 120 retail locations in over 28 states and Canada subject to leases that expire between 2024 and 2035. BBX Sweet Holdings also operates six Hoffman’s Chocolates retail locations in South Florida which are subject to leases that expire between 2024 and 2028. Las Olas Confections and Snacks operates a manufacturing facility in Orlando, Florida that is being leased by it pursuant to a lease agreement that expires in 2024, subject to three one-year renewal options that may be exercised by the Company.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario, which is leased by Renin pursuant to a lease agreement with an expiration date of December 31, 2027. Renin also leases five manufacturing and distribution facilities in the United States and Canada, one of which is located at its principal executive office. These leases have initial expiration dates of December 31, 2026, August 31, 2027, December 31, 2027, and December 31, 2029. The two leases that initially expire on December 31, 2026 provide Renin with the right to renew the terms of the respective leases for five additional terms of five years each commencing after the initial expiration dates, and the leases that expire on August 31, 2027 and December 31, 2029 provide Renin with the right to renew the terms of the respective leases for five years commencing after the respective expiration dates.

The Altman Companies maintains office space in Palm Beach County, Florida that is subject to a lease that expires on July 31, 2029.

BBX Capital also operates a restaurant in Palm Beach County that is subject to a lease with an expiration date of December 31, 2030.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2023.

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

Market Information

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and our Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.” Prior to October 2020, BBX Capital’s common stock was not publicly traded.

On March 11, 2024, there were approximately 194 record holders of our Class A Common Stock and approximately 78 record holders of our Class B Common Stock. The number of record holders excludes our Class A and Class B common shareholders that hold their shares in street name.

BBX Capital does not currently anticipate paying any cash dividends for the foreseeable future. BBX Capital’s dividend policy is established by BBX Capital’s Board of Directors based on the Company’s financial condition, results of operations, and capital requirements, as well as other business considerations that BBX Capital’s Board of Directors considers relevant. Further, the terms of BBX Capital’s indebtedness may limit or prohibit the payment of dividends.

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

In December 2022, the Company purchased 1,200,000 shares of its Class A Common Stock pursuant to a cash tender offer commenced in November 2022 at a purchase price of $10.00 per share for an aggregate purchase price of approximately $12.1 million, including fees. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.8% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

In December 2023, the Company purchased 726,043 shares of its Class A Common Stock pursuant to a cash tender offer commenced in November 2023 at a purchase price of $8.00 per share for an aggregate purchase price of approximately $5.9 million, including fees. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 6.4% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 4.8% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

October 2020 Share Repurchase Program

In October 2020, BBX Capital’s Board of Directors approved a share repurchase program which authorized the repurchase of up to $10.0 million of shares of BBX Capital’s Class A Common Stock and Class B Common Stock. In September 2021, the Board of Directors approved an increase in the program from $10.0 million of shares to $20.0 million of shares, and in November 2021, the Board of Directors approved an increase in the program in an amount necessary to repurchase 1,305,416 shares of Class A Common Stock in a private transaction. BBX Capital purchased 2,425,229 shares of its Class A Common Stock and 14,394 shares of its Class B Common Stock under this program for approximately $22.8 million, and there is no remaining availability to purchase shares under the program.

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

As of December 31, 2023, the Company had repurchased 115,782 shares of its Class A Common Stock under this program for approximately $1.1 million, at an average cost of $9.27 per share, including fees, and $13.9 million of shares remain authorized to purchase under the program.

The shares of Class A Common Stock purchased in the tender offers described above were not purchased under the Company’s share repurchase programs.

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

Equity Compensation Plan Information

As of December 31, 2023, 715,565 shares of Class A Common Stock and 94,971 shares of Class B Common Stock were available for future issuance under the BBX Capital, Inc. 2021 Incentive Plan. On January 16, 2024, the Compensation Committee of BBX Capital’s board of directors granted awards of 387,486 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive officers and a total of 27,500 restricted shares of BBX Capital's Class A Common stock to certain non-executive officers. All restricted shares of Class A Common Stock were granted under the BBX Capital, Inc. 2021 Incentive Plan and reduced the number of Class A Common Stock remaining available for future issuance under BBX Capital's equity compensation plan to 300,579 shares of Class A Common Stock and 94,971 shares of Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part 1. Item 1A “Risk Factors” and Item 1 “Cautionary Note Regarding Forward-Looking Statements.”

The Management Discussion and Analysis of this Annual Report on Form 10-K primarily discusses matters that occurred in 2023 and 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022. Discussions of matters that occurred in 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bbxcapital.com or with the SEC at www.sec.gov.

Overview

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

As of December 31, 2023, the Company had total consolidated assets of approximately $674.2 million and shareholders’ equity of approximately $311.5 million. Net (loss) income attributable to shareholders for the years ended December 31, 2023 and 2022 was approximately $(20.8) million and $28.0 million, respectively.

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) higher interest rates. In light of the uncertain duration and impact of current economic trends, the Company has maintained significant liquidity. As of December 31, 2023, the Company’s consolidated statement of financial condition included $90.3 million, of cash and cash equivalents $44.6 million of securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year.

Current inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate, and the impact of the 525 basis point increase in the Federal Funds rate since March 2022 and the wind-down of quantitative easing during 2023 has created economic uncertainty. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the conflict in the Middle East further exacerbating inflationary trends, and supply chain disruptions.  These conditions negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

In light of these conditions, we have taken steps to increase the prices of our products; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and demand. There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Higher rates have also had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors are negatively impacting BBXRE’s results of operations, and we expect that they will continue to have an adverse impact on its operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, the increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations.

Global supply chain disruptions and increases in commodity prices also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Higher interest rates are also adversely impacting Renin’s results. In addition, as a result of issues relating to maintaining appropriate inventory levels, Renin increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. In addition, the impacts of these factors have negatively impacted Renin’s ability to comply with covenants under its credit facility with TD Bank, and based on its operating results, Renin was again not in compliance with certain of the financial covenants under the facility as of December 31, 2023. However, as further described below, in March 2024, Renin’s credit facility with TD Bank was amended and restated, and as part of the amendments, Renin’s non-compliance with the covenants under its existing facility were resolved.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2023 compared to the same 2022 period:

●	Total consolidated revenues of $401.2 million, a 17.3% increase compared to 2022.
●	Loss before income taxes of $(21.7) million compared to income before income taxes of $42.8 million during 2022.
●	Net loss attributable to common shareholders of $(20.8) million compared to net income attributable to shareholders of $28.0 million during 2022.
●	Diluted loss per share of $ (1.44) compared to diluted earnings per share of $ 1.81 during 2022.

The Company’s consolidated results for the year ended December 31, 2023 compared to the same 2022 period were significantly impacted by the following:

●

A net decrease of $52.8 million in BBX Capital Real Estate’s income before income taxes during 2023 as compared to 2022, which reflects (i) lower equity in net earnings of unconsolidated joint ventures primarily due to lower joint venture sales activity in 2023 as compared to 2022, as equity in net earnings of unconsolidated joint ventures in 2022 reflected, among other things, the Miramar East/West joint venture’s sale of its multifamily apartment community, the Altis Little Havana joint venture's sale of its multifamily apartment community, BBXRE's sale of its equity interest in the Bayview joint venture, and the Marbella joint venture’s sale of single-family homes, and (ii) a decrease in net profits from BBXRE’s sale of lots to homebuilders at the Beacon Lake Community development as BBXRE sold 79 developed lots during 2023 compared to 178 developed lots during 2022, and (iii) a net decrease in recoveries from loan losses, partially offset by gains recognized by the Company upon the consolidation of the Altman Companies and related real estate joint ventures in January 2023;

●

A net decrease of $11.9 million in BBX Sweet Holdings’ loss before income taxes during 2023 as compared to 2022, which is primarily due to (i) higher occupancy, payroll, and depreciation expenses, which includes the impact of new store locations opened in 2022 and 2023, and lower comparable store sales at IT'SUGAR, and (ii) an increase in the operating loss incurred by Las Olas Confections and Snacks, which reflects, among other things, lower sales volume and higher costs of product;

●

A net decrease of $5.2 million in Renin’s loss before income taxes during 2023 as compared to 2022, which primarily reflects an improvement in gross margin and gross margin percentages related to prices increases, a reduction in shipping costs, and various initiatives implemented by Renin to reduce costs, partially offset by (i) a net decrease in sales as a result of lower customer demand. and (ii) higher interest expense; and

●

A net increase of $5.2 million in corporate general and administrative expenses primarily related to higher compensation expense, including the impact of restricted stock and cash incentive awards granted in January 2023.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding (loss) income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
BBX Capital Real Estate	$22,400	75,231	58,311
BBX Sweet Holdings	(11,706)	189	15,784
Renin	(10,206)	(15,444)	(986)
Other	1,459	1,015	1,390
Reconciling items and eliminations	(23,670)	(18,200)	(10,258)
(Loss) income before income taxes	$(21,723)	42,791	64,241
Benefit (provision) for income taxes	2,060	(15,149)	(17,175)
Net (loss) income	(19,663)	27,642	47,066
Net (income) loss attributable to noncontrolling interests	(1,135)	378	(155)
Net (loss) income attributable to shareholders	$(20,798)	28,020	46,911

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. BBX Capital Real Estate has also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities.

Overview

Although BBXRE’s operations in 2021 and 2022 benefited from (i) an increase in demand for single-family and multifamily apartment housing in many of the markets in Florida in which BBXRE operates, (ii) the availability of debt and equity capital for financing new multifamily apartment developments, and (iii) investor demand for the acquisition of stabilized multifamily apartment communities, economic and market conditions deteriorated during 2023 and are negatively impacting BBXRE’s operations. In particular, rising interest rates have increased the cost of the Company’s outstanding indebtedness and new financings and have also had an adverse impact on the availability of financing for development projects and applications for mortgage financing for home sales. Further, higher interest rates are also adversely impacting the anticipated profitability of existing and prospective development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to rental properties, including multifamily apartment communities, are generally impacted by interest rates. BBXRE is also experiencing a decline in the number of potential investors interested in pursuing equity or debt financing for new development projects and the acquisition of stabilized rental properties, including multifamily apartment communities, which BBXRE believes is also a result of (i) rising interest rates, (ii) an overall decline in economic and market conditions, and (iii) the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, there has also been (i) significant increases in commodity and labor prices, which has resulted in higher development and construction costs, (ii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects, and (iii) an increase in operating costs related to rental properties, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while the property is owned by the joint venture and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these inflationary factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates and in a contraction in rental rates in certain markets, which may also be further impacted over the next several years by the expected completion of the development of various new multifamily apartment communities in many of the markets in which BBXRE operates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the significant increase in interest rates and insurance costs and deceleration in the growth of rental rates more recently having an additional negative impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are also being adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration in net operating income as a result of inflationary pressures and decelerating rental growth. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a material adverse impact on BBXRE in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms.

BBXRE currently expects a significant decline in its operating results in 2024 and over the next several years as compared to recent years based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which has resulted in a relative decline in expected monetization of investments in 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects, and (iv) increased operating losses from the Altman Companies as a result of lower fees from development projects. Further, while the Altman Companies expects to complete the construction of various multifamily apartment communities in 2024 and such projects would typically be expected to be stabilized and sold between 2025 and 2026, the timing and profits related to the sale of these communities may be adversely impacted by the aforementioned factors.

While there is no assurance that it will be successful in doing so, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) continuing to pursue certain investment opportunities in multifamily rental apartment communities through the Altman Companies in spite of a limited pipeline of investments which meet its investment criteria and (ii) investing in the development of warehouse and logistics facilities through BBX Logistics. However, due to the expected life cycle of these developments, which generally involve the monetization of an investment approximately three to four years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, higher interest rates and capitalization rates, increases in development costs, and a decline in economic and market conditions have adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting BBXRE's investment criteria, and such conditions have adversely impacted BBXRE's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities.

The Altman Companies and Related Investments

Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman engaged in the development, construction, and management of multifamily apartment communities, and as further described below, BBX Capital Real Estate acquired the balance of the equity interests in the Altman Companies in January 2023.

BBXRE’s Ownership in the Altman Companies and Acquisition of Additional Equity Interests in 2023

On January 31, 2023 (the “Acquisition Date”), BBXRE closed on the acquisition of an additional 50% equity interest in the Altman Companies from Mr. Altman for cash consideration of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), and a deferred cash payment of $2.4 million. In connection with the acquisition, the parties agreed that Mr. Altman would remain employed by the Altman Companies and that an agreed-upon $2.4 million cash payment of the purchase price would be deferred and payable until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies and (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms pursuant to which Mr. Altman may invest in new development projects commencing subsequent to the Acquisition Date:

●

With respect to certain proposed development projects in predevelopment stages as of the Acquisition Date that commence prior to the Final Payment Date, Mr. Altman will be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in the Altman Companies.

●

With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures as of the Acquisition Date, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in the Altman Companies.

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

As a result of the transaction, BBXRE is entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has to date continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for BBXRE’s Investment in the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its consolidated financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

See Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report for further detail related to the acquisition of the Altman Companies and the Company’s accounting for the transaction, including the Company’s determination that it should also consolidate Altman Builders, which was a then partially-owned subsidiary of the Altman Companies, as of the Acquisition Date.

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

Further, due to the consolidation of the managing members of the real estate joint ventures sponsored by the Altman Companies, BBXRE evaluated the managing members' investments in each respective real estate joint venture under the applicable accounting guidance for VIEs. Based on the Company’s analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company determined that, while the Company will consolidate the managing member entities, the managing member entities must account for its investments in the underlying real estate joint ventures, other than the Altra Kendall joint venture, under the equity method of accounting. With respect to the Altra Kendall joint venture, the Company has determined that the managing member entity must consolidate the Altra Kendall joint venture as of the Acquisition Date.

Pursuant to the applicable accounting guidance for VIEs, the Company accounted for the consolidation of the managing members of these real estate joint ventures by measuring and recognizing the assets and liabilities associated with the VIEs based upon the principles of the acquisition method of accounting. However, pursuant to such guidance, the Company did not recognize any goodwill related to such VIEs and instead recognized a gain based on the difference between (i) the fair values of the VIEs’ identifiable assets and liabilities and (ii) the aggregate of the fair value of any noncontrolling interests in such VIEs and the carrying amount of the Company’s previously held investments in such VIEs.

See Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report for further detail related to the consolidation of the existing managing members of real estate joint ventures sponsored by the Altman Companies.

Organizational Changes at the Altman Companies in 2023

Historically, the Altman Companies has operated through the following companies: (i) Altman Development Company (“ADC”), which supervises the development and construction of multifamily apartment communities, (ii) Altman Management Company (“AMC”), which provides property management services to the owners of multifamily apartment communities, including affiliates of the Altman Companies and unrelated third parties, and (iii) Altman Builders, which serves as the general contractor for the construction of multifamily apartment communities.

In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC (“RAM”) as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have resolved certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC.

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in Altman Builders, which was at the time named Altman-Glenewenkel Construction. Pursuant to the prior operating agreement of Altman Builders, the Altman Companies had the right to acquire the 40% equity interests in Altman Builders that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interests for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBXRE’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, the Altman Companies acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing. In addition, the Altman Companies agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025.

Developments Monetized in 2023

During the year ended December 31, 2023, a joint venture sponsored by the Altman Companies sold Altis Ludlam Trail, a 312-unit multifamily apartment community located in Miami, Florida. In connection with the sale, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, received an aggregate cash distribution of $9.0 million and recognized approximately $1.3 million of equity earnings related to its investment in the joint venture. In addition, BBXRE received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture that had been accounted for as a loan to the joint venture.

New Developments

During the year ended December 31, 2023, a joint venture sponsored by the Altman Companies closed on development financing and commenced the development of Altis Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. As of December 31, 2023, the managing member entity, which is owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies and is consolidated by the Company, had invested $4.0 million in the Altis Twin Lakes joint venture and currently expects to contribute an additional $2.4 million to the venture based on its share of the estimated total development costs.

Business Update

In 2021 and 2022, the Altman Companies’ operations benefited from an increase in (i) demand for multifamily apartment housing in many of the markets in Florida in which it operates, (ii) investor demand for the acquisition of stabilized multifamily apartment communities, and (iii) availability of debt and equity capital for financing new multifamily apartment developments. However, economic and market conditions have deteriorated and are currently negatively impacting the Altman Companies' operations. In particular, the Altman Companies has observed (i) a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which has a negative impact on the estimated sale values of multifamily apartment communities, (iii) a decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are primarily a result of higher interest rates, a decline in economic and market conditions, and increases in development costs.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) delays in the timing of the completion of projects. Further, Altman Builders has been impacted by the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders, which has resulted in unforeseen costs related to the completion of certain projects and a significant decline in the expected general contractor profits related to certain projects, including the recognition of losses on various construction contracts that have had significant negative impact on Altman Builders’ results of operations during the year ended December 31, 2023. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned from the Company’s investment in the managing member for these developments would be offset to some extent by demand for multifamily housing and higher rental rates resulting from inflationary factors, the Altman Companies has moderated its expectations in light of (i) higher interest rates, (ii) potential decreases in investor demand and increases in capitalization rates which negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates in certain markets, and (iv) continued inflationary pressures (including significant increases in costs such as property insurance, that are outpacing current growth in rental rates) negatively impacting both the operating results of these communities and the values at which these communities could be sold. Further, the current deceleration in the growth of rental rates and the contraction of rental rates in certain markets may also be further impacted over the next several years by the expected completion of the development of new multifamily apartment communities by others in many of the markets in which the Altman Companies operates.

As previously disclosed, during the year ended December 31, 2022, the Altman Companies made a decision not to move forward with several prospective development opportunities and recognized losses related to predevelopment expenditures for those developments based on the determination that such developments no longer met the Altman Companies’ investment criteria. The decision not to move forward with these projects has had, and will continue to have, an adverse impact on the Altman Companies’ operating results, as these developments were previously anticipated to generate development management and general contractor fees related to such projects in 2023 and the next several years. In addition, in order to restore its pipeline of prospective development opportunities, the Altman Companies has had to incur additional predevelopment expenditures related to new development projects, and such expenditures may result in the recognition of further losses in future periods if the Altman Companies is unable to successfully commence such projects.

The Altman Companies has also observed a decline in the availability, as well as increases in the cost of debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk that the Altman Companies will not be able to identify equity and/or debt financing on acceptable terms, or at all, even if the Altman Companies identifies potential development opportunities that meet its investment criteria.

Risks Related to Current Economic Conditions

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and higher interest rates. An economic recession, or significantly slower growth resulting from these factors, could have a significant adverse impact on rental rates, occupancy levels, and rental receipts (including an increase in tenant delinquencies and/or requests for rent abatements). These effects would impact (i) the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, (ii) the extent of management fees earned by AMC, and (iii) the ability of the related joint ventures to stabilize and successfully sell its communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of increased interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact (i) the profits expected to be earned by BBXRE from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. As further described above, the Altman Companies may also be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria, which could result in, among other things, (i) increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, (ii) the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures related to prospective development opportunities that are abandoned, and (iii) the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, including the goodwill recognized by the Company in connection with the consolidation of the Altman Companies, as the profitability and value of the Altman Companies depends on its ability to source new development opportunities.

BBX Logistics

New Developments

In September 2023, BBX Logistics formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to develop up to approximately 673,000 square feet of logistics space. In connection with the formation of the joint venture, the Company initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the BBX Park at Delray joint venture in exchange for a 10% membership interest in the venture. BBX Logistics currently expects to invest approximately $2.5 million of additional capital in the administrative managing member for investment in the BBX Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the BBX Park at Delray joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after PCCP receives a specified return on its contributed capital. The joint venture expects to commence construction of the first building of the facility in 2024, and the venture is currently seeking debt financing for a portion of the expected total development costs. There is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all, and as a result, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

In January 2024, BBX Logistics formed the BBX Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and the joint venture entered into a contract to acquire approximately 22.5 acres of land in Lakeland, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon obtaining a construction loan the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with BBX Logistics subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interests in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Lakeland joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after FRP receives a specified return on its contributed capital. In March 2024, the joint venture acquired the land expected to be developed into BBX Park at Lakeland, and as a result of the acquisition, the Company will have invested $0.7 million in the administrative managing member of the joint venture in relation to its 50% membership interest in the BBX Park at Lakeland joint venture. The joint venture currently expects to obtain debt financing for a portion of the expected total development costs and commence vertical construction later in 2024. Following the commencement of vertical construction and the recapitalization of the joint venture, BBX Logistics currently expects to have invested approximately $1.3 million of capital in the administrative managing member for investment in the BBX Park at Lakeland joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by joint venture and the projected construction loan proceeds. However, there is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all. As a result, if the joint venture does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

In March 2024, BBX Logistics formed the BBX Park at Davie joint venture, a joint venture with affiliates of FRP, and the joint venture has entered into a contract to acquire approximately 11.3 acres of land in Davie, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the commencement of vertical construction of the logistics facility and origination of debt financing for the development, BBX Logistics and FRP will recapitalize the joint venture, with the Company subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interests in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Davie joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based after FRP receives a specified return on its contributed capital. The joint venture currently expects to acquire the land, obtain debt financing for a portion of the expected total development costs, and commence vertical construction later in 2024 or early 2025 depending on the timing of the receipt of required approvals. Following the commencement of vertical construction and the recapitalization of the joint venture, the Company currently expects to have invested approximately $5.1 million of capital in the administrative managing member for investment in the BBX Park at Davie joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by joint venture and projected construction loan proceeds. However, the joint venture currently anticipates that it will acquire the land prior to the commencement of vertical construction of the logistics facility and the origination of debt financing for the development. Accordingly, BBX Logistics, as the administrative managing member, will retain its 50% membership interest in the venture in connection with the land acquisition until the commencement of vertical construction and the recapitalization of the joint venture. In such case, the Company currently expects that it may be required to invest in excess of $13.0 million in the joint venture in connection with the land acquisition until the recapitalization of the joint venture, at which time the Company’s investment in the joint venture will decrease to the above mentioned $5.1 million of capital. However, there is no assurance that the venture will close on the land or be able to obtain debt financing for the development on acceptable terms, or at all. As a result, the joint venture may be required to recognize losses related to its predevelopment expenditures if it does not acquire the land, and if the joint venture acquires the land but does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

Sale of Purchase Contract

As part of its efforts to identify land parcels to acquire and develop into logistics facilities, BBX Logistics previously entered into a purchase agreement to acquire a land parcel in Fort Myers, Florida. In July 2023, BBX Logistics determined that it would not proceed with the development of a logistics facility on the parcel and assigned the purchase and sale agreement to an unaffiliated replacement buyer of the parcel for net proceeds of $2.6 million. As a result, the Company recognized a net gain of $2.3 million related to the sale of the contract during year ended December 31, 2023.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. As the master developer BBXRE has been engaged in developing the land and common areas and selling finished lots to third-party homebuilders. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which BBXRE has been selling finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price is recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of such home sales by homebuilders.

As of December 31, 2023, BBXRE has substantially completed the development of the lots comprising Phases 1 through 3 of the Beacon Lake Community and previously sold the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder in 2021. Further, BBXRE had sold all but 6 lots in the Beacon Lake Community as of December 31, 2023 and closed on the sale of the remaining 6 lots to homebuilders in January 2024. Accordingly, BBXRE has substantially completed its primary activities as the master developer of the Beacon Lake Community. However, as discussed above, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of December 31, 2023, BBXRE had recognized contingent purchase price receivables totaling $10.0 million related to the sale of lots in the Beacon Lake Community.

During the year ended December 31, 2023, BBXRE sold 79 single-family lots in the Beacon Lake Community, as compared to 146 single-family lots and 32 townhome lots during the year ended December 31, 2022. The decrease in the lots sold in 2023 as compared to 2022 primarily reflects the lack of remaining inventory available in the community in 2023, as the project is now substantially complete.

While homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has recently observed a deceleration in the number of prospective homebuyers and home sales in 2023 as compared to prior periods, which BBXRE believes is attributable to the impact of an increase in interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. However, with respect to the impact of these recent trends on the collection of contingent purchase price due to BBXRE upon the sales of homes, BBXRE’s estimates of contingent purchase price on lots sold to homebuilders in many cases are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeiting deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community may be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single -Family Development Joint Venture

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community that is expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the years ended December 31, 2023 and 2022, BBXRE recognized $2.4 million and $0.6 million, respectively, of equity earnings from the joint venture and received $4.6 million and $2.1 million, respectively, of distributions from the venture.  As of December 31, 2023, the joint venture had executed contracts to sell 196 homes in the community and had closed on the sale of 176 homes.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2023 vs	2022 vs
	2023	2022	2021	2022	2021
Sales of real estate inventory	$12,912	27,794	65,479	(14,882)	(37,685)
Revenue from construction contracts	114,187	—	—	114,187	—
Real estate development and property management fees	11,186	—	—	11,186	—
Interest income	8,017	3,617	2,048	4,400	1,569
Net gains on sales of real estate assets	2,210	24,289	643	(22,079)	23,646
Other	203	1,835	1,504	(1,632)	331
Total revenues	148,715	57,535	69,674	91,180	(12,139)
Cost of real estate inventory sold	3,071	11,463	29,690	(8,392)	(18,227)
Cost of revenue from construction contracts	122,360	—	—	122,360	—
Interest expense	104	—	—	104	—
Recoveries from loan losses, net	(3,594)	(4,835)	(7,774)	1,241	2,939
Impairment losses	—	311	—	(311)	311
Selling, general and administrative expenses	25,279	13,772	7,587	11,507	6,185
Total costs and expenses	147,220	20,711	29,503	126,509	(8,792)
Operating profits	1,495	36,824	40,171	(35,329)	(3,347)
Equity in net earnings of unconsolidated real estate joint ventures	4,219	38,414	18,154	(34,195)	20,260
Gain on the consolidation of The Altman Companies	3,746	—	—	3,746	—
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—	12,017	—
Other income (expense)	923	(7)	(14)	930	7
Income before income taxes	$22,400	75,231	58,311	(52,831)	16,920

BBXRE’s income before income taxes for the year ended December 31, 2023 compared to the 2022 period decreased by $52.8 million primarily due to the following:

●	A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to the following: (i) the Altis Little Havana joint venture’s sale of its multifamily apartment community in 2022, which resulted in the recognition of $8.7 million of equity earnings from BBXRE’s investment in the venture, (ii) the Altis Miramar East/West joint venture’s sale of its multifamily apartment communities in 2022, which resulted in the recognition of $14.0 million of equity earnings from BBXRE’s investment in the venture in 2022, (iii) BBXRE’s sale of its equity interest in the Bayview joint venture in 2022, which resulted in the recognition of a gain of $7.3 million upon the sale in 2022, and (iv) the Marbella joint venture’s sale of single-family homes in 2022, which resulted in the recognition of $12.6 million of equity earnings from BBXRE’s investment in the venture in 2022, partially offset by (i) the Sky Cove South joint venture’s sale of single-family homes in 2023, which resulted in equity earnings of $2.4 million in 2023 as compared to $0.6 million in 2022, (ii) the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023, which resulted in the recognition of $1.3 million of equity earnings in 2023, and (iii) BBXRE’s share of losses recognized by the Altman Companies in 2022, as the Altman Companies was consolidated in 2023 and its results of operations are no longer reflected in equity in net earnings of unconsolidated real estate joint ventures;
●	A decrease in net gains on the sales of real estate assets primarily attributable to BBXRE's sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022, which resulted in the recognition of a net gain on sale of $23.0 million in 2022, partially offset by BBX Logistics’ assignment of a purchase and sale agreement related to a land parcel in Fort Myers, Florida in 2023, which resulted in the recognition of a net gain of $2.3 million in 2023;
●	A net loss related to the Altman Companies in 2023, which primarily reflects (i) a net loss from construction contracts during 2023, which includes the impact of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders and resulting unforeseen costs, and (ii) general and administrative expenses exceeding revenues from real estate development management and property management fees;
●	Lower recoveries in 2023 as compared to the 2022 period primarily reflecting a declining portfolio of loans;
●	A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 79 single-family lots in 2023 as compared to 146 single-family lots and 32 townhome lots in 2022; and
●	Lower other revenues due to the sale of a golf course in December 2022; partially offset by
●	The recognition of remeasurement gains in connection with the Company's consolidation of the Altman Companies and related real estate joint ventures in January 2023;
●	Higher interest income primarily attributable to an increase in interest rates earned on cash, cash equivalents, and marketable securities; and
●	Higher other income primarily due to the increase in the fair value of the interest rate cap associated with the construction loan related to the development of Altra Kendall.

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

Overview

IT'SUGAR – Business Update

As of December 31, 2023, IT’SUGAR was operating over 100 retail locations across the United States and Canada.

IT’SUGAR is currently focused on leveraging its reputation as a “retailtainment” experience for customers by expanding and improving the quality of its store portfolio through the following:

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

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

The following summarizes recent activity within IT’SUGAR’s store portfolio of retail locations:

●	During the year ended December 31, 2023, IT’SUGAR (i) opened a new “candy department store” at Fisherman’s Wharf in San Francisco, California, (ii) opened 17 new retail locations across the United States, including locations in Dallas, Texas, Oklahoma City, Oklahoma, Sacramento, California, Miami Beach, Florida, and Las Vegas, Nevada, (iii) relocated stores at existing locations in Lynnfield, Massachusetts, Austin, Texas, and Pembroke Pines, Florida, and (iv) closed four retail locations.
●	IT’SUGAR has also executed lease agreements for various new locations expected to open in 2024, including (i) relocations of stores at existing locations in Miami, Florida and Nashville, Tennessee into larger “candy department stores” at such locations, (ii) three new retail locations, (iii) a relocation of a store at an existing location, and (iv) the extension of the lease term of various locations.

During the first half of 2023, IT'SUGAR generally slowed the pace at which it was entering into lease agreements for new locations in light of economic conditions during the period. However, later in the year, IT’SUGAR focused on locations for which landlords agreed to provide allowances to IT’SUGAR to fund a significant amount of IT’SUGAR’s costs to open such locations and locations that generally require initial net capital investments less than the investments required for IT’SUGAR’s traditional retail location and “candy department stores.” This ultimately resulted in IT’SUGAR's decision to open approximately 13 locations during the fourth quarter of 2023.

Over the next 2 to 4 years, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire, including lease agreements for certain large format “pop-up” retail locations in Chicago, Illinois, Manhattan, New York, and Boston, Massachusetts. Although IT’SUGAR has the right to extend certain leases that are scheduled to expire, IT’SUGAR is engaged in various efforts to mitigate the impact of various upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases, (ii) evaluating alternative retail locations within the markets, and (iii) evaluating new locations in which lease terms, including rental rates and landlord contributions to fund construction costs, are generally more favorable to IT’SUGAR. As described above, IT’SUGAR is focusing on locations where landlords will agree to provide allowances to IT’SUGAR to fund a significant portion of IT’SUGAR’s costs to open the locations and where the initial net capital investments are less than the investments required for IT’SUGAR’s traditional retail location and “candy department stores.”

During the years ended December 31, 2023 and 2022, IT’SUGAR’s trade sales were $122.2 million and $119.3 million, respectively, an increase of $2.9 million. The increase in trade sales primarily reflects the impact of sales generated in IT’SUGAR’s new and expanded store locations, partially offset by lower comparable store sales. In particular, during the year ended December 31, 2023, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by over 8.0% as compared to 2022, and IT’SUGAR observed a progressive increase in the decline in comparable store sales as 2023 progressed. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand, as it observed a drastic decline in consumer demand commence in the second quarter of 2023, and may also be partially attributable to inclement weather events at various locations in 2023.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR previously experienced significant increases in the cost of inventory and freight. While in 2022 IT’SUGAR was able to mitigate the impact of increased costs on its selling margins through increases in the prices of its products, IT’SUGAR’s selling margins decreased as a result of rising costs in early 2023, as the pace of increases in the prices of its products was not possible due to the decline in consumer demand. In more recent months, IT’SUGAR has observed a decline in the cost of inventory and freight related to certain of its products which ITSUGAR believes may improve its selling margin in future periods and partially offset the impact of a decline in consumer demand. However, in light of the general volatility in costs over the past several years, there is no assurance that this decline in costs will be sustained. Further, IT’SUGAR believes that, due to current economic conditions, customers may be more sensitive to the price increases implemented in recent years, which may have further contributed to the recent decline in demand. Accordingly, it may be necessary to strategically decrease the price of certain products in order to increase consumer demand, which would also negatively impact IT’SUGAR’s selling margins. Further, while IT’SUGAR increased inventory levels at its retail locations in 2022 in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the recent slowdown in store sales and general economic uncertainty, and it will need to continue to manage its inventory levels in 2024 in light of the continued slowdown in store sales.

IT’SUGAR has also continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at both its retail locations and its corporate offices. Further, similar to the Company’s other reportable segments, IT’SUGAR has experienced a significant increase in insurance costs in 2023 as compared to 2022, including a significant increase in property insurance costs upon the renewal of its policies during the second quarter of 2023.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he remains an employee and advisor to BBX Sweet Holdings. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance of which will be paid in installments in July 2024 and July 2025. As a result, during the year ended December 31, 2023, IT’SUGAR became a wholly-owned subsidiary of BBX Sweet Holdings.

Las Olas Confections and Snacks

During the year ended December 31, 2023, Las Olas Confections and Snacks’ revenues decreased by 8.7% as compared to the same 2022 period due to lower sales volume, including the impact of a customer return related to a product recall during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida as part of its efforts to improve operational efficiencies and transferred substantially all of the manufacturing of the Hoffman’s Chocolates products to the Las Olas Confections and Snacks facility in Orlando, Florida. Further, during the year ended December 31, 2023, the Company transitioned the operations of Hoffman’s Chocolates’ retail locations to IT’SUGAR. As a result, IT’SUGAR operates the Hoffman’s Chocolates retail locations in South Florida as part of its overall store portfolio and procures a substantial portion of its Hoffman’s Chocolates products from Las Olas Confections and Snacks.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2023 vs	2022 vs
	2023	2022	2021	2022	2021
Trade sales	$141,328	139,718	84,215	1,610	55,503
Cost of trade sales	(91,026)	(83,307)	(52,497)	(7,719)	(30,810)
Gross margin	50,302	56,411	31,718	(6,109)	24,693
Interest income	—	—	36	—	(36)
Other revenue	2	—	—	2	—
Interest expense	(1,564)	(1,015)	(429)	(549)	(586)
Impairment losses	(615)	(238)	(38)	(377)	(200)
Selling, general and administrative expenses	(60,144)	(55,617)	(31,524)	(4,527)	(24,093)
Total operating loss	(12,019)	(459)	(237)	(11,560)	(222)
Other income	333	718	131	(385)	587
Gain on the consolidation of IT'SUGAR, LLC	—	—	15,890	—	(15,890)
Foreign exchange loss	(20)	(70)	—	50	(70)
(Loss) income before income taxes	$(11,706)	189	15,784	(11,895)	(15,595)
Gross margin percentage	35.59%	40.37%	37.66%	(4.78)%	2.71%
SG&A as a percent of trade sales	42.56%	39.81%	37.43%	2.75%	2.38%
Expenditures for property and equipment	$13,519	11,383	4,283	2,136	7,100
Depreciation and amortization	$7,953	6,629	3,181	1,324	3,448
Debt accretion and amortization	$37	61	21	(24)	40
Pre opening and closing expenses	$1,319	1,021	158	298	863
ASC 842 straight line rent adjustments	$299	1,764	1,502	(1,465)	262

BBX Sweet Holdings operating results for the year ended December 31, 2021 reflect the results of operations for IT'SUGAR for the period from June 17, 2021, the date that the Company reconsolidated IT’SUGAR upon its emergence from bankruptcy, through December 31, 2021, while its operating results for the years ended December 31, 2023 and 2022 reflect the results of operations for IT'SUGAR for the entire respective periods.

BBX Sweet Holdings loss before income taxes for the year ended December 31, 2023 compared to the same 2022 period increased by $11.9 million primarily due to the following:

●	An increase in IT'SUGAR's loss before income taxes primarily as a result of (i) higher occupancy, payroll, and depreciation expenses, which includes the impact of new store locations opened in 2022 and 2023, and (ii) a significant decline in comparable store sales;
●	The recognition of a loss before income taxes by Las Olas Confections and Snacks of $4.6 million in 2023 as compared to a loss of $0.3 million in 2022, which reflects (i) lower sales volumes, (ii) higher costs of product, and (iii) a customer return related to a product recall in 2023; and
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

Business Update

During the year ended December 31, 2023, Renin’s sales decreased by 23% as compared to the same period in 2022, which primarily reflected a decrease in sales in its retail channel. Renin's retail channel comprised approximately 60% of its gross sales for the 2023 period as compared to approximately 69% for the same period in 2022. Renin’s sales volumes in 2023 continued the decline that Renin initially experienced in 2022, and such declines accelerated during 2023. Renin believes that the decline in customer demand was primarily attributable to (i) the impact of price increases, higher interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers in an effort to offset the impact of a decline in customer demand for its existing products; however, Renin does not currently expect that such efforts will mitigate the impact of a decline in customer demand for its existing products, particularly if the current decline in sales volumes continues.

While sales declined in 2023, Renin’s gross margin improved from $4.3 million during the year ended December 31, 2022 to $9.9 million during the year ended December 31, 2023, reflecting an increase in Renin’s gross margin percentage from 3.3% during the year ended December 31, 2022 to 9.8% during the comparable 2023 period. Further, although Renin’s gross margin percentage for the full year ended December 31, 2023 continued to be below Renin’s targeted gross margin percentage for its business, Renin’s gross margin percentage showed significant improvements as the year progressed, with its gross margin percentages being 7.0%, 7.9%, 11.6%, and 13.2% during the first through fourth quarters of 2023. The improvement in Renin’s gross margin percentage reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects various initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand in 2023, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters.

Although Renin currently expects that it will achieve further cost reductions in 2024 as compared to recent years and improved gross margin and margin percentage, which would be expected to result in improved operating results in 2024, a further reduction in sales volumes in 2024 beyond its current levels would offset these expected improvements. Further, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases can be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs and/or there are indications that inflationary pressures are impacting consumer behavior in their retail channel and price reductions are necessary to stimulate consumer demand.

In addition, lower customer demand, supply chain disruptions, and Renin's efforts to mitigate inflationary cost pressures have had and may continue to have other negative impacts on Renin’s operations.  In particular, while Renin has thus far observed improvements in its gross margin percentage as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations, including resource constraints and unforeseen disruptions resulting from operational changes. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is actively rationalizing and lowering its inventory levels in order to reduce its investment in working capital; however, such efforts could disrupt its ability to fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have sometimes made this difficult. In addition, although increased diversification in Renin’s supply chains may decrease Renin’s exposure to supply chain disruptions, Renin’s efforts to diversify its supply chain may also negatively impact its product margins, as alternative sources of raw materials and products may not be the most cost effective sources.

Renin is also negatively impacted by higher interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the “TD Bank Credit Facility” or the “credit facility”) to include a term loan with an initial principal balance of $30.0 million, increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the credit facility to October 2025.  The credit facility was amended during 2021 and 2022, which, among other things, (i) provided a temporary expansion of the availability under the revolving line of credit from $20.0 million to $24.0 million through December 31, 2022, (ii) provided temporary relief from certain of the financial covenants under the credit facility, (iii) included an additional financial covenant requiring Renin to meet certain minimum levels of specified operating results through December 2022, (iv) modified the interest rates applicable to borrowings under the facility, and (v) waived certain breaches of financial covenants under the credit facility. However, as of June 30, 2022 and continuing through January 2023, Renin was not in compliance with the financial covenants under the credit facility which required Renin to meet certain minimum levels of specified operating results. While TD Bank continued to allow Renin to utilize its revolving line of credit and Renin continued to make all scheduled payments required under the credit facility, TD Bank sent formal notices of default to Renin between August 2022 and January 2023.

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

Following the execution of the amendment to the credit facility in early 2023, Renin’s operating results were negatively impacted by the decline in customer demand, and as a result, commencing in the second quarter of 2023, Renin was not in compliance with the financial covenant under the credit facility which requires Renin to meet certain minimum levels of specified operating results.

In October 2023, the TD Bank Credit Facility was further amended to, among other things, temporarily increase availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023. In connection with the amendment, BBX Capital contributed $1.3 million to Renin, and Renin used such funds to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility. However, notwithstanding the amendment and the repayment, Renin continued to not be in compliance with certain of the financial covenants under the TD Bank Credit Facility, and TD Bank did not waive such noncompliance or agree to amend the covenants. Accordingly, as of December 31, 2023, Renin was not in compliance with the financial covenant under the credit facility.

On March 13, 2024, the TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with a maximum availability of up to $30.0 million or its Canadian Dollar equivalent amount, subject to available collateral in the form of eligible accounts receivable, eligible inventory and eligible equipment, and (ii) a term loan with an initial principal balance of $3.4 million. The proceeds from the amended and restated facility and approximately $3.3 million of equity contributions from BBX Capital, were utilized to repay the existing facility. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. See Note 13 of the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to the amended TD Bank Credit Facility.

Impairment Testing

As described in Note 10 to the Company's consolidated financial statements included in Item 8 of this annual report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the year ended December 31, 2023, the Company considered the factors discussed in this report, including the decline in Renin’s sales in its annual evaluation of Renin’s goodwill for potential impairment. In this regard, while the recent decline in sales has negatively impacted the Company’s outlook for Renin’s operating results in the near term, Renin’s gross margin percentage, which has been the most significant factor negatively impacting Renin’s operating results for the past several years, has shown signs of improvement based on lower freight costs and cost saving initiatives implemented by Renin. Further, as described above, Renin is currently evaluating and implementing additional cost saving measures intended to mitigate the recent decline in customer demand and align its cost structure with its sales volumes. Accordingly, as the expected duration of the recent decline in customer demand is uncertain and the Company’s estimate of the fair value of Renin as of December 31, 2023 was significantly in excess of the carrying amount of the Company’s investment in Renin, the Company concluded that Renin's goodwill was not impaired as of December 31, 2023. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a prolonged economic recession and/or decline in consumer demand, the estimates and assumptions in the Company’s estimated value of Renin may change over time, which may result in the recognition of impairment losses related to the Renin reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to Renin that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a material decline in market valuations, (ii) a material long term or permanent decline in demand for Renin’s products, (iii) the loss of a key customer or sales of certain products to its key customers, and/or (iv) Renin being unable to increase its market share in various products.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2023 vs	2022 vs
	2023	2022	2021	2022	2021
Trade sales	$101,073	131,951	146,255	(30,878)	(14,304)
Cost of trade sales	(91,145)	(127,623)	(130,366)	36,478	2,743
Gross margin	9,928	4,328	15,889	5,600	(11,561)
Interest expense	(4,596)	(3,588)	(1,830)	(1,008)	(1,758)
Selling, general and administrative expenses	(15,038)	(17,077)	(15,857)	2,039	(1,220)
Total operating loss	(9,706)	(16,337)	(1,798)	6,631	(14,539)
Other expense	(5)	(57)	—	52	(57)
Foreign exchange (loss) gain	(495)	950	812	(1,445)	138
Loss before income taxes	$(10,206)	(15,444)	(986)	5,238	(14,458)
Gross margin percentage	9.82%	3.28%	10.86%	6.54%	(7.58)%
SG&A as a percent of trade sales	14.88%	12.94%	10.84%	1.94%	2.10%
Expenditures for property and equipment	$1,331	1,653	3,099	(322)	(1,446)
Depreciation and amortization	$3,484	3,344	3,037	140	307
Debt accretion and amortization	$59	128	113	(69)	15
ASC 842 straight line rent adjustments	$344	375	347	(31)	28

Renin’s loss before income taxes for the year ended December 31, 2023 compared to the same 2021 period decreased by $5.2 million primarily due to the following:

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
●

An increase in interest expense associated with (i) rising rates on Renin’s variable rate debt, (ii) an increase in interest rate spreads due to Renin’s ongoing noncompliance with the financial covenants under its TD Bank Credit Facility, and (iii) interest expense associated with BBX Capital’s loan to Renin; and

●	Foreign currency exchange losses in 2023 compared to foreign currency exchange gains during 2022 due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provides risk management advisory services to the Company and its affiliates, including prior to its sale, BVH, and previously acted as an insurance agent for the Company, its affiliates, and other third parties. In January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”), and although the Company has been temporarily providing transition services related to risk management to BVH and HGV, the Company does not expect to continue providing risk management advisory services following the temporary transition period.

During the years ended December 31, 2023 and 2022, the Company recognized income before income taxes related to these other businesses of $1.5 million and $1.0 million, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the year ended December 31, 2023.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

●	BBX Capital’s corporate general and administrative expenses;
●	Interest income on the note receivable from BVH:
●	Interest income on interest-bearing cash accounts; and
●	Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2023 and 2022 were $27.8 million and $22.5 million, respectively. BBX Capital’s corporate general and administrative expenses consisted of costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The increase in corporate general and administrative expenses primarily reflects higher executive compensation, including (i) $4.2 million and $3.4 million in share-based compensation expense for the years ended December 31, 2023 and 2022, respectively, from restricted stock awards granted in January 2023 and 2022, and (ii) $2.8 million of accrued expenses during the year ended December 31, 2023 related to executive long-term incentive cash bonuses granted in January 2023.

Interest Income

BBX Capital’s interest income for the year ended December 31, 2023 and 2022 was $1.2 million and $2.4 million, respectively, and includes (i) $2.1 million and $3.0 million of interest income on its note receivable from BVH, (ii) $0.6 million and $0.2 million of interest income from short-term investments, and (iii) the elimination of interest income on intercompany loans provided to subsidiaries, including IT’SUGAR and Renin

In connection with the acquisition of BVH by HGV in January 2024, the outstanding balance of the note receivable from BVH was repaid.

Benefit (Provision) for Income Taxes

The Company’s effective income tax rate was approximately 9% and 35% during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation and an increase in the Canadian valuation allowance, partially offset by nondeductible gains recognized on the consolidation of the Altman Companies and real estate joint ventures sponsored by the Altman Companies. During the year ended December 31, 2022, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes, an increase in the Canadian valuation allowance, and nondeductible executive compensation.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests during the year ended December 31, 2023 was $1.1 million compared to a net loss attributable to noncontrolling interests of $0.4 million during the 2022 period.

Redeemable Noncontrolling Interests

The net income attributable to redeemable noncontrolling interests during the year ended December 31, 2023 was $0.2 million of net income attributable to a redeemable noncontrolling interest in ABBX Guaranty, LLC and a $0.1 million net loss attributable to a redeemable noncontrolling interest in IT’SUGAR from January 1, 2023 to July 31, 2023. In August 2023, the Company acquired the redeemable noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company.

The net income attributable to redeemable noncontrolling interests during the year ended December 31, 2022 reflects income from the Company's noncontrolling equity interest in IT'SUGAR of $20,000.

Other Noncontrolling Interests

Other noncontrolling interests included in the Company’s consolidated statements of operations and comprehensive (loss) income as of December 31, 2023 reflects: (i) $0.8 million in income attributable to noncontrolling interests in consolidated real estate VIEs, (ii) $0.1 million in income attributable to a noncontrolling equity interest in a restaurant the Company acquired through foreclosure, and (iii) $0.1 million in income attributable to noncontrolling interests in AMC. Other noncontrolling interests included in the Company’s consolidated statements of operations and comprehensive (loss) income as of December 31, 2022 reflects: (i) $0.5 million in loss attributable to noncontrolling interests in IT'SUGAR FL II, (ii) $0.1 million in loss attributable to noncontrolling interests in consolidated real estate VIEs, and (iii) $0.1 million of income attributable to noncontrolling interests in a restaurant. In December 2022, the Company acquired the noncontrolling interests in IT’SUGAR FL II, LLC.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cash flows (used in) provided by operating activities	$(11,229)	36,336	37,828
Cash flows (used in) provided by investing activities	(15,120)	578	36,785
Cash flows provided by (used in) financing activities	9,602	(27,628)	(45,955)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,747)	9,286	28,658
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$111,584	128,331	119,045

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $47.6 million during the year ended December 31, 2023 compared to the same 2022 period primarily due to (i) lower operating cash flows from BBXRE, (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2023 as compared to 2022, and (iii) lower accrued expenses and accounts payable, partially offset by (i) lower cash flows used in operating activities at Renin and (ii) lower inventory and receivables balance in 2023 as compared to 2022.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities decreased by $15.7 million during the year ended December 31, 2023 compared to the same period in 2022 primarily due to (i) higher additions to real estate held for investment in the 2023 period primarily related to construction in progress associated with Altra Kendall, (ii) higher purchases of securities available for sale in the 2023 period, (iii) lower proceeds from the sale of real estate assets in 2023, and (iv) cash paid for the acquisition of the Altman Companies, partially offset by (i) cash acquired in the consolidation of various real estate joint ventures in 2023, (ii) proceeds from the partial repayment of the BVH note receivable in 2023, (iii) higher redemptions of securities available for sale, and (iv) higher returns of investments in unconsolidated real estate joint ventures in 2023, which primarily reflects the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023, including the repayment of the Company’s preferred equity investment in the joint venture.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $37.2 million during the year ended December 31, 2023 compared to the same period in 2022, which was primarily due to (i) a $35.6 million increase in net proceeds from notes payable and other borrowings in 2023, which primarily reflects borrowings to fund construction in progress at Altra Kendall in 2023 and repayments of the term loan under the TD Bank Credit Facility in 2022, and (ii) lower purchases of Class A and Class B Common Stock during the 2023 period, partially offset by (i) cash paid for the buyout of redeemable noncontrolling interest in IT'SUGAR in 2023 and (ii) higher distributions to noncontrolling interests in 2023, which primarily reflects distributions in connection with the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023.

Commitments

As of December 31, 2023, the Company’s material commitments primarily included the required payments due on notes payable and other borrowings and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, payments required on the Company’s noncancelable operating leases, and payments required under certain other contractual commitments by period due date as of December 31, 2023 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings (2)	$10,257	50,521	—	143	(116)	60,805
Noncancelable operating leases	27,289	48,743	37,870	53,138	—	167,040
Final payment for the purchase of the Altman Companies (3)	—	—	2,350	—	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	775	652	—	—	—	1,427
Total contractual obligations	38,321	99,916	40,220	53,281	(116)	231,622
Interest Obligations (2)(4)
Notes payable and other borrowings	3,965	6,186	—	104	—	10,255
Total contractual interest	3,965	6,186	—	104	—	10,255
Total contractual obligations	$42,286	106,102	40,220	53,385	(116)	241,877

(1)	The above table excludes certain additional amounts that the Company may invest in the Altman Companies or its sponsored joint ventures.
(2)	Obligations under Renin’s TD Bank Credit Facility are presented based on the scheduled principal payments and stated maturity date of October 2025 pursuant to the terms of the credit facility as of December 31, 2023. As previously discussed, as of December 31, 2023, Renin was out of compliance with the financial covenants under the credit facility, and TD Bank’s remedies included the acceleration of amounts outstanding under the facility. Such acceleration would contractually obligate Renin to repay such amounts ahead of the scheduled repayment dates contemplated in the loan agreement. If Renin is required to repay all or a portion of its borrowings under the facility, such repayment would have a material adverse effect on the Company’s liquidity and financial position.
(3)	The $2.4 million represents the amount owed by BBXRE to Mr. Altman as a result of BBXRE’s acquisition of the Altman Companies in January 2023; the amount is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies and November 30, 2028.
(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate as of December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash, cash equivalents, and short-term investments of approximately $130.8 million, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Management believes that the Company has sufficient liquidity for the foreseeable future to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and to respond to the challenges the Company faces related to, among other things, inflationary trends, higher interest rates, and the current economic environment subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

The Company’s principal sources of liquidity have historically been its available cash, cash equivalents, and short-term investments, distributions from unconsolidated real estate joint ventures, and proceeds received from sales of real estate.

In addition to these sources of liquidity, the Company previously received quarterly interest payments on the promissory note that was issued by BVH in favor of BBX Capital in connection with the spin-off of the Company from BVH. The original principal amount of the note was $75.0 million. However, in December 2021, BVH prepaid $25.0 million of the principal balance, and in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. As a result, the outstanding balance of the note was $35.0 million as of December 31, 2023. Amounts outstanding under the note accrued interest at a rate of 6% per annum, with quarterly interest payments. All outstanding amounts under the note were scheduled to become due and payable on September 30, 2025 or earlier upon certain other events, and BVH was permitted to prepay the note in whole or in part at any time. In January 2024, BVH was acquired by HGV, and in connection with the acquisition, the outstanding note payable balance of $35.0 million plus accrued interest owed to the Company was paid in full.

The Company believes that its current financial condition will allow it to meet its anticipated liquidity needs. The Company may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to the Company on attractive terms, or at all. The inability to raise any needed funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2023, no shares were repurchased under this program, and as of December 31, 2023, the Company was authorized under the share repurchase program to purchase up to $13.9 million of shares of the Company's Class A and Class B Common Stock. From time to time, the Company has acquired shares of its Common Stock pursuant to tender offers made to its shareholders. The Company's purchases are not made pursuant to the Company's share repurchase programs and such tender offers are pursued only after separately approved by the Company's Board of Directors.

BBX Capital Real Estate

The Altman Companies

BBX Capital Real Estate has owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities since November 2018 and on January 31, 2023, BBXRE acquired the balance of the equity interest in the Altman Companies from Mr. Joel Altman for $8.4 million. In connection with the acquisition, the parties agreed that Mr. Altman will remain employed by the Altman Companies and that the $2.4 million payment for the remaining 10% equity interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies and (ii) November 30, 2028. Under the terms of the agreement between the parties, Mr. Altman will continue to invest in development joint ventures originated by the Altman Companies, and if Mr. Altman does not invest in certain additional joint ventures, BBXRE will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

Although the Altman Companies generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, a significant component of the profits BBXRE desires to generate through the operations of the Altman Companies are primarily be through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that BBXRE will be required to fund (i) ongoing operating costs and predevelopment expenditures of the Altman Companies and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies wrote-off various predevelopment expenditures during the year ended December 31, 2022 as it no longer expects to be reimbursed for such expenditures upon the formation of the development joint venture. Accordingly, BBXRE expects to fund the Altman Companies for predevelopment expenditures expected to be incurred by it in 2024 in seeking new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline, and furthermore, Altman Builders incurred unanticipated losses in 2023 as a result of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders. As a result, BBXRE expects to fund ongoing operating expenses related to the Altman Companies in 2024 in order to manage its ongoing developments and identify new projects for its pipeline. As a result, BBXRE currently anticipates that it will fund in excess of $10.0 million to the Altman Companies during 2024 for ongoing operating costs, working capital, and planned predevelopment expenditures. In addition, based on its current pipeline of new potential development projects, BBXRE currently expects that the Altman Companies and its affiliates may invest up to $7.0 million in the managing member of a new development joint venture in late 2024. Furthermore, the managing member of the Altis Twin Lakes joint venture, which is consolidated by BBXRE, expects to fund equity contributions of $2.4 million to the development joint venture, as the development costs related to Altis Twin Lakes are being funded by the joint venture partners over time. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics

BBXRE currently expects that during 2024 it may fund BBX Logistics with a net amount in excess of $10.0 million for potential investments in new and existing developments, predevelopment expenditures, and ongoing operating costs. These estimates are based on BBX Logistics’ current pipeline of potential development projects, and there is no assurance that BBX Logistics will commence any or all of the new developments in its project pipeline, which may result in lower than anticipated investments by BBXRE in BBX Logistics. Further, in connection with one of its proposed development projects, the Company currently expects to ultimately invest approximately $5.1 million in the development joint venture based on a 20% ownership interest in the venture. However, if the joint venture acquires the land for the development project prior to the commencement of vertical construction of the logistics facility on the land and the origination of debt financing for the development, BBX Logistics will have a 50% membership interest in the venture in connection with the land acquisition until the commencement of vertical construction and the recapitalization of the joint venture, at which time BBX Logistics’ ownership interest in the venture will decrease to 20%. In such case, the Company expects that it may be required to invest in excess of $13.0 million in the joint venture in connection with the land acquisition until the recapitalization of the joint venture, at which time the Company’s investment will decrease to the above mentioned $5.1 million of capital. The aforementioned liquidity that BBXRE expects to provide BBX Logistics in 2024 for potential investments in new and existing developments, predevelopment expenditures, and ongoing operating costs assumes that the above mentioned joint venture acquires the land for development and is ultimately recapitalized in 2024. As a result, if the joint venture acquires the land for development but the recapitalization is delayed until a future year, BBXRE’s funding for BBX Logistics may be significantly in excess of $10.0 million in 2024.

In connection with the closing of the BBX Park at Delray joint venture, BBXRE contributed $5.0 million of cash and cash equivalents to a wholly-owned subsidiary that is providing construction completion and cost overrun guarantees to the joint venture and will provide guarantees on the expected future indebtedness for BBX Park at Delray and other future development projects, and as a result of minimum liquidity requirements included in the current guarantees and expected to be provided in future guarantees, such cash is now classified as restricted cash in the Company’s statement of financial condition as it is restricted from being utilized in BBXRE’s other operations.

As of December 31, 2023, BBXRE had entered into agreements for an aggregate purchase price of approximately $19.6 million to acquire two land parcels for the purpose of developing logistics facilities. In addition, subsequent to December 31, 2023, BBXRE entered into agreements for an aggregate purchase price of approximately $55.0 million to acquire three land parcels for the purpose of developing logistics facilities. Subsequent to December 31, 2023, BBXRE formed a joint venture to acquire one of these parcels which had a purchase price of $2.8 million, and the joint venture acquired the land in March 2024. Subsequent to December 31, 2023, BBXRE also formed a joint venture to acquire one of these parcels which had a purchase price of $24.5 million. Due diligence has been completed for this parcel, and the escrowed deposits paid by the joint venture are nonrefundable.

The agreements for the remaining parcels are subject to various contingencies, including the successful completion of due diligence, and the escrowed deposits paid by BBXRE in connection with the agreements are refundable until the end of the applicable due diligence periods.

If BBXRE moves forward with these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and, in such case, that it will assign the agreements to the applicable joint ventures then it will fund a portion of the land and development costs as the managing member and that it will seek third party debt and equity financing for the remainder of such costs.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur up to $10.0 million of capital expenditures during 2024 to fund construction costs associated with executed leases for new retail locations and the expansion of existing retail locations, although IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. However, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for which lease agreements have been executed, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR. In connection with the transition, he will remain an advisor to BBX Sweet Holdings, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance will be paid in installments in July 2024 and July 2025.

Renin

During the years ended December 31, 2023 and 2022, BBX Capital provided funds to Renin at various times to provide additional liquidity for working capital, make partial prepayments on Renin’s term loan with TD Bank, and fund certain one-time expenditures, including payments to settle a dispute with a supplier and costs related to the transition of operations from a facility in Montreal, Canada to its other facilities.

As of December 31, 2023, the aggregate amount outstanding under Renin's TD Bank Credit Facility was $25.0 million. In March 2024, the TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with a maximum availability of up to $30.0 million or its Canadian Dollar equivalent amount, subject to available collateral in the form of eligible accounts receivable, eligible inventory and eligible equipment, and (ii) a term loan with an initial principal balance of $3.4 million. In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the agreement. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin must request from BBX Capital a capital contribution in the amount of the deficit. However, while Renin’s failure to obtain such capital contributions may result in events of default under the amended and restated facility, BBX Capital is not under any obligation to TD Bank to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank.

While BBX Capital may fund additional amounts to Renin to prevent noncompliance with covenants under the TD Bank Credit Facility or to fund working capital and other commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of December 31, 2023, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Commercial Bank (“TD Bank”) Credit Facility. Renin previously had a credit facility with TD Bank that included a revolving line of credit that provided for availability up to $20.0 million through the maturity of the facility in October 2025. However, as Renin was out of compliance with the financial covenants under the TD Bank Credit Facility as of December 31, 2023, Renin’s line of credit under the facility had no contractually committed availability as of December 31, 2023.

As noted above, in March 2024, the TD Bank Credit Facility was amended and restated in its entirety, and the facility now includes an asset-backed revolving line of credit with a maximum availability of up to $30.0 million or its Canadian Dollar equivalent amount, subject to available collateral in the form of eligible accounts receivable, eligible inventory and eligible equipment. Under the terms of the credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. See Note 13 of the Company’s consolidated financial statements included in Item 8 of this annual report for additional information with respect to the amended TD Bank Credit Facility.

If Renin is unable to maintain compliance with the covenants in the TD Bank Credit Facility, Renin would lose availability under its line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the TD Bank Credit Facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility.  In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of  December 31, 2023, the outstanding balance of the credit facility was $2.8 million and the effective interest rate was 9.0%.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility.  In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR Credit Facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE has pledged $5.9 million of cash and marketable securities in a Regions Bank brokerage account to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants. As of December 31, 2023, the outstanding amount under the credit facility was $4.7 million, and the effective interest rate was 7.00%.

Comerica Letter of Credit Facility- Altman LOC Facility.

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

As of December 31, 2023, the Altman Companies had one letter of credit outstanding under the facility with an aggregate balance of $0.8 million.

TD Bank Construction Loan - Altra Kendall Construction Loan Facility.

In November 2022, the Altra Kendall joint venture entered into a construction loan agreement (the "Altra Kendall Construction Loan Facility") with TD Bank which provides funding for development and construction costs associated with Altra Kendall up to a maximum principal amount of $75.0 million. The loan has an initial maturity date of November 29, 2026 but may be extended for two consecutive twelve months periods provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altra Kendall joint venture. The loan is subject to customary loan covenants, including a specified debt service coverage ratio, and ABBX has provided guarantees under the terms of the loan agreements. As of December 31, 2023, the loan had an outstanding balance of $27.3 million, and the Altra Kendall joint venture was in compliance with the loan covenants under the facility.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are described in further detail in Item 8 – Note 16 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of many of these joint ventures in its financial statements. As of December 31, 2023 and 2022, the Company’s investments in these joint ventures totaled  $44.1 million and $49.4 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Item 8 – Note 16 of this Annual Report on Form 10-K, and the Company’s maximum exposure to losses from these joint ventures is approximately $59.0 million. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

As described in Item 8 – Note 16 of this Annual Report on Form 10-K, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $96.5 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of December 31, 2023, ABBX has been funded with $10.0 million in cash and cash equivalents, and ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Item 8 – Note 16 of this Annual Report on Form 10-K, BBX Industrial Guaranty, LLC ("BIG") is a consolidated wholly-owned subsidiary that was established to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by BBX Logistics. In addition, BIG is expected to provide construction completion and cost overrun guarantees to the applicable real estate joint ventures, and it has provided such guarantees to the BBX Park at Delray joint venture. As of December 31, 2023, BIG has been funded with $5.0 million in cash and cash equivalents, and BIG is required to maintain a net worth of not less than $5.0 million as a result of its guarantees issued to the BBX Park at Delray joint venture.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive (loss) income for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of: the recognition of revenue; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets, and goodwill; the valuation of assets and liabilities assumed in the acquisition of a business; the amount of deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. The accounting policies and estimates that we have identified as critical accounting policies are: the recognition of revenue; evaluating goodwill for impairment; and evaluating long-lived assets and definite lived intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition - Variable Consideration on Trade Sales, construction contracts, and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. The Company is also entitled to contingent consideration on certain single-family lot sales to homebuilders. Additionally, the Company’s construction contracts give rise to contract modifications (unapproved change orders and claims), cost overruns, shared savings, and other terms that can either increase or decrease the transaction price for the contracts. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, incentives and construction contracts are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Revenue Recognition - construction contracts

The Company enters into contracts with multifamily joint ventures sponsored by it to provide general contractor and construction oversight services for the development of multifamily communities. The Company recognizes revenue from these construction contracts over time as work is completed due to the continuous transfer of control to the customer. The Company measures contract progress using the input method which recognizes revenue based on costs incurred to date relative to total estimated costs to complete the contract, subject to adjustments to exclude certain costs that do not depict progress toward the completion of the contract. The estimates of contract progress using the input method is subjective relying on assumptions that are judgmental and subject to change.

Evaluating Goodwill for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company’s goodwill as of December 31, 2023 was $49.6 million consisting of $31.2 million, $4.1 million and $14.3 million of goodwill in the BBX Capital Real Estate, Renin and BBX Sweet Holdings reporting units, respectively.

The Company performed its annual goodwill impairment test as of December 31, 2023 and 2022 and determined that its goodwill was not impaired.

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

Due to the uncertainties associated with such evaluations, changes in the assumptions could have a materially effect on such estimates, particularly in light of the ongoing disruptions and uncertainty in the U.S. and global economics and global supply chains. In particular, the Company’s estimated fair value of the Renin reporting unit included, among other things, various assumptions related to the impact of disruptions and uncertainty in the U.S. and global economies and global supply chains on Renin’s operations, and the estimate of the fair value of Renin under the discounted cash flow methodology assumed that the supply chain disruptions and material shortages that are currently having a negative impact on Renin’s gross margins will be resolved. If the ongoing supply chain disruptions and material shortages are not resolved or customer demand continues to be materially adversely impacted by current economic conditions, the estimated fair value of the Renin reporting unit may continue to decline, and the Company may be required to record goodwill impairment charges in future periods. Similarly, with respect to IT’SUGAR, the Company estimates that i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future, ii) IT’SUGAR will ultimately be able implement its long-term strategy to reinvest in and grow its business, and iii) IT’SUGAR will be able to manage supply chain and cost pressures through price increases. Also, with respect to BBX Capital Real Estate, the Company has assumed that i) the number of real estate projects in the pipeline will return to near historical levels, (ii) the joint ventures will be able to sell their multifamily developments when anticipated and at acceptable capitalization rates, and (iii) BBXRE will be able to effectively manage project costs.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, and real estate held-for-investment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. The Company determined that its long-lived assets were not impaired as of December 31, 2023 and 2022.  The Company’s property and equipment, operating lease assets and definite-lived intangible asset balances were $40.7 million, $117.9 million and $26.8 million as of December 31, 2023, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is equity price risk, interest rate risk and commodity price risk.

Market risk associated with the Company’s real estate assets consists primarily of equity pricing risk and secondarily interest rate risk. The Company’s real estate assets are investments in consolidated and unconsolidated real estate companies, real estate held-for-investment or held-for-sale and real estate inventory. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate is located and changes in interest rates which affects the affordability of real estate. As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

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

As of December 31, 2023, the Company had fixed interest rate debt of approximately $0.1 million and floating interest rate debt of approximately $60.0 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or Secured Overnight Financing Rate ("SOFR") rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. In the event of tightened credit markets, there may be a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. Additionally, the Company also relies upon debt financing to fund a significant portion of the development costs of real estate development projects. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets resulting from U.S. Federal Reserve policies, may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar through its ownership of Renin and to a lesser extent an IT'SUGAR store location in Canada. Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of December 31, 2023, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 15, 2024

BBX Capital, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents ($4,521 in 2023 and $0 in 2022 in variable interest entities ("VIEs"))	$90,277	127,581
Restricted cash ($10,089 in 2023 and $0 in 2022 in VIEs)	21,307	750
Securities available for sale, at fair value	44,576	18,548
Trade accounts receivable, net ($385 in 2023 and $0 in 2022 in VIEs)	18,341	19,665
Construction contracts receivable, net	13,525	—
Trade inventory, net	33,836	48,866
Real estate ($2,688 in 2023 and $4,443 in 2022 held for sale and $64,055 in 2023 and $0 in 2022 in VIEs)	80,654	12,345
Investments in and advances to unconsolidated real estate joint ventures ($39,821 in 2023 and $0 in 2022 in VIEs)	44,076	49,415
Note receivable from Bluegreen Vacations Holding Corporation	35,000	50,000
Property and equipment, net	40,688	35,140
Goodwill	49,647	18,414
Intangible assets, net	26,839	29,405
Operating lease assets	117,894	110,082
Deferred tax asset, net	7,192	4,259
Contract assets	30,799	16,918
Other assets ($990 in 2023 and $0 in 2022 in VIEs)	19,591	21,453
Total assets	$674,242	562,841
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($16 in 2023 and $0 in 2022 in VIEs)	$31,012	17,371
Accrued expenses ($349 in 2023 and $0 in 2022 in VIEs)	40,700	34,985
Contract liabilities	28,641	861
Other liabilities ($1,833 in 2023 and $0 in 2022 in VIEs)	4,774	5,297
Operating lease liabilities	136,758	126,842
Notes payable and other borrowings ($27,321 in 2023 and $0 in 2022 in VIEs)	60,805	38,543
Total liabilities	302,690	223,899
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interest	5,040	4,414
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,110,336 in 2023 and 10,629,613 in 2022	101	106
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,785,851 in 2023 and 3,723,932 in 2022	38	37
Additional paid-in capital	311,847	312,978
Accumulated deficit	(1,755)	20,358
Accumulated other comprehensive income	1,313	823
Total shareholders' equity	311,544	334,302
Noncontrolling interests	54,968	226
Total equity	366,512	334,528
Total liabilities and equity	$674,242	562,841

(1)  BBX Capital's Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Trade sales	$250,436	280,125	238,078
Sales of real estate inventory	12,912	27,794	65,479
Revenue from construction contracts	114,187	—	—
Real estate development and property management fees	11,186	—	—
Interest income	9,180	5,993	6,413
Net gains on sales of real estate assets	2,210	24,289	643
Other revenue	1,146	3,844	2,984
Total revenues	401,257	342,045	313,597
Costs and expenses:
Cost of trade sales	184,767	213,721	185,146
Cost of real estate inventory sold	3,071	11,463	29,690
Cost of revenue from construction contracts	122,360	—	—
Interest expense	3,142	2,399	1,439
Recoveries from loan losses, net	(3,594)	(4,835)	(7,774)
Impairment losses	615	549	38
Selling, general and administrative expenses	136,113	116,215	76,014
Total costs and expenses	446,474	339,512	284,553
Operating (losses) income	(45,217)	2,533	29,044
Equity in net earnings of unconsolidated real estate joint ventures	4,219	38,414	18,154
Gain on the consolidation of The Altman Companies	3,746	—	—
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—
Gain on the consolidation of IT'SUGAR	—	—	15,890
Other income	4,027	964	341
Foreign exchange (loss) gain	(515)	880	812
(Loss) income before income taxes	(21,723)	42,791	64,241
Benefit (provision) for income taxes	2,060	(15,149)	(17,175)
Net (loss) income	(19,663)	27,642	47,066
Net (income) loss attributable to noncontrolling interests	(1,135)	378	(155)
Net (loss) income attributable to shareholders	$(20,798)	28,020	46,911

Basic (loss) earnings per share	$(1.44)	1.81	2.63
Diluted (loss) earnings per share	$(1.44)	1.81	2.63
Basic weighted average number of common shares outstanding	14,411	15,471	17,840
Diluted weighted average number of common shares outstanding	14,411	15,508	17,840
Net (loss) income	$(19,663)	27,642	47,066
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	29	(103)	3
Foreign currency translation adjustments	461	(911)	3
Other comprehensive income (loss), net	490	(1,014)	6
Comprehensive (loss) income, net of tax	(19,173)	26,628	47,072
Comprehensive (income) loss attributable to noncontrolling interests	(1,135)	378	(155)
Comprehensive (loss) income attributable to shareholders	$(20,308)	27,006	46,917

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2023

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

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2023

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other
	Class		Class		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2021	11,804	3,671	$118	37	310,588	9,226	1,836	1,143	322,948
Net income excluding $20 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	28,020	—	(398)	27,622
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
Other comprehensive loss	—	—	—	—	—	—	(1,013)	(1)	(1,014)
Acquisition of noncontrolling interests	—	—	—	—	(958)	—	—	(282)	(1,240)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(288)	(288)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(3,166)	—	—	(3,166)
Conversion of common stock from Class B to Class A	4	(4)	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	191	68	2	—	(2)	—	—	—	—
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(54)	(11)	(1)	—	(1)	(517)	—	—	(519)
Purchase and retirement of common stock from tender offer	(1,200)	—	(12)	—	—	(12,132)	—	—	(12,144)
Purchase and retirement of common stock	(116)	—	(1)	—	—	(1,073)	—	—	(1,074)
Share-based compensation	—	—	—	—	3,351	—	—	—	3,351
Balance at December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2023

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other
	Class		Class		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net loss excluding $156 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(20,798)	—	979	(19,819)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,601	2,601
Distributions to noncontrolling interests	—	—	—	—	(197)	—	—	(5,473)	(5,670)
Acquisition of redeemable noncontrolling interest	—	—	—	—	730	—	—	—	730
Other comprehensive income	—	—	—	—	—	—	490	—	490
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint ventures	—	—	—	—	—	—	—	55,556	55,556
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	328	69	3	1	(4)	—	—	—	—
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(128)	—	(1)	—	—	(919)	—	—	(920)
Purchase and retirement of common stock from tender offer	(726)	—	(7)	—	(5,902)	—	—	—	(5,909)
Share-based compensation	—	—	—	—	4,242	—	—	1,079	5,321
Balance at December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(19,663)	$27,642	$47,066
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recoveries from loan losses, net	(3,594)	(4,835)	(7,774)
Depreciation, amortization and accretion	11,024	10,663	7,329
Net gains on sales of real estate and property and equipment	(2,210)	(24,401)	(696)
Equity in net earnings of unconsolidated real estate joint ventures	(4,219)	(38,414)	(18,154)
Return on investment in unconsolidated real estate joint ventures	7,806	45,107	20,573
Gain on the consolidation of real estate joint ventures	(12,017)	—	—
Gain on the consolidation of The Altman Companies	(3,746)	—	—
Gain on the consolidation of IT'SUGAR	—	—	(15,890)
Impairment losses	615	549	38
Share-based compensation expense	5,389	3,397	—
(Recovery) provision for excess and obsolete inventory	(15)	(2,389)	2,340
Changes in operating assets and liabilities:
Deferred income tax asset, net	(2,514)	(483)	3,648
Trade accounts receivable	2,108	10,234	192
Construction contracts receivable	1,196	—	—
Trade inventory	15,045	(4,582)	(9,838)
Real estate inventory	(1,009)	4,068	25,879
Operating lease asset	20,953	18,454	8,665
Operating lease liability	(19,619)	(16,634)	(6,721)
Contract assets	8,313	3,007	(16,990)
Other assets	2,274	(1,018)	4,701
Accounts payable	(3,635)	4,093	(51)
Accrued expenses	(10,145)	1,849	(6,161)
Contract liabilities	(2,779)	—	—
Other liabilities	(787)	29	(328)
Net cash (used in) provided by operating activities	(11,229)	36,336	37,828
Investing activities:
Return of investment in unconsolidated real estate joint ventures	21,446	11,727	19,243
Investments in unconsolidated real estate joint ventures	(11,325)	(12,982)	(16,618)
Loan funding to IT'SUGAR, net	—	—	222
Purchases of securities available for sale, at fair value	(124,375)	(34,032)	—
Redemptions of securities available for sale	100,529	21,172	—
Proceeds from repayment of loans receivable	3,951	5,079	8,844
Proceeds from repayment of Bluegreen Vacations note receivable	14,070	—	25,000
Proceeds from sales of real estate held-for-sale	3,176	27,282	2,439
Proceeds from sales of property and equipment	—	2,741	—
Additions to real estate held-for-sale and held-for-investment	(37,391)	(656)	(565)
Purchases of property and equipment	(15,101)	(14,739)	(8,526)
Cash acquired in the consolidation of real estate joint ventures	29,147	—	—
Cash acquired in the consolidation of IT'SUGAR	—	—	6,909
Cash paid for the acquisition of the Altman Companies, net of cash received	(4,252)	—	—
Increase (decrease) in cash from other investing activities	5,005	(5,014)	(163)
Net cash (used in) provided by investing activities	(15,120)	578	36,785

(Continued)

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Financing activities:
Repayments of notes payable and other borrowings	(9,568)	(15,804)	(22,096)
Proceeds from notes payable and other borrowings	32,779	3,355	9,359
Purchase and retirement of Class A and Class B Common Stock	—	(1,074)	(22,835)
Purchase and retirement of Class A Common Stock from tender offers	(5,909)	(12,144)	(11,431)
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(920)	(519)	—
Payments for debt issuance costs	(245)	—	—
Acquisition of redeemable noncontrolling interest in IT'SUGAR	(3,279)	—	—
Contributions from noncontrolling interests	2,619	86	1,048
Acquisition of noncontrolling interests	—	(1,240)	—
Distribution to noncontrolling interests	(5,875)	(288)	—
Net cash provided by (used in) financing activities	9,602	(27,628)	(45,955)
(Decrease) increase in cash, cash equivalents and restricted cash	(16,747)	9,286	28,658
Cash, cash equivalents and restricted cash at beginning of period	128,331	119,045	90,387
Cash, cash equivalents and restricted cash at end of period	$111,584	128,331	119,045

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,457	2,025	2,503
Income taxes paid	7,932	14,953	10,628
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	7	450	861
Accrued additions to real estate held for investment	5,753	—	—
Accrued additions to property and equipment	496	534	—
Assumption of Community Development District Bonds by homebuilders	1,888	4,257	6,684
Increase in accrued expenses for the acquisition of redeemable noncontrolling interest in IT'SUGAR	1,244	—	—
Operating lease assets obtained in exchange for new operating lease liabilities	29,835	40,046	32,867
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	90,277	127,581	118,045
Restricted cash	21,307	750	1,000
Total cash, cash equivalents and restricted cash	$111,584	128,331	119,045

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Notes to Consolidated Financial Statements

1. Organization

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

Spin-Off from Bluegreen Vacations

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of Bluegreen Vacations Holding Corporation (“BVH”) (formerly known as BBX Capital Corporation), whose principal holdings were Bluegreen Vacations Corporation (“Bluegreen”), BBX Capital Real Estate, BBX Sweet Holdings, and Renin. On September 30, 2020, BVH completed a spin-off which separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which continues to hold all of BVH's other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, which owns IT’SUGAR, LLC (“IT’SUGAR”), and Renin. The spin-off was consummated on September 30, 2020 with the distribution by BVH to its shareholders of all of the outstanding shares of BBX Capital’s Common Stock through the distribution of one share of BBX Capital’s Class A Common Stock for each share of its Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of its Class B Common Stock. Accordingly, following the spin-off, BVH ceased to have an ownership interest in the Company, and BVH’s shareholders who received shares of BBX Capital Inc.’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were scheduled to become due and payable on September 30, 2025 or earlier upon certain other events. BVH was permitted to prepay the note in whole or in part at any time. In December 2021, BVH prepaid $25.0 million of the principal balance of the note, and in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note in return for proceeds of $14.1 million. In January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”). In connection with the acquisition, the outstanding note payable balance of $35.0 million plus $0.1 million of accrued interest owed to the Company was paid in full.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Principal Holdings

The Company’s principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily rental apartment communities and as further described in Note 3, in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. BBX Capital Real Estate has also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities. In addition, BBX Capital Real Estate manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

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

BBX Sweet Holdings currently owns 100% of the equity interests in IT’SUGAR. Prior to September 22, 2020, the Company consolidated the financial statements of IT’SUGAR and its subsidiaries based on its then over 90% ownership of IT’SUGAR. However, as a result of the impact of the COVID-19 pandemic on its operations, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) (the cases commenced by such filings, the “Bankruptcy Cases”), and as a result of the filings and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, the Company deconsolidated IT’SUGAR on September 22, 2020. On June 16, 2021, the Bankruptcy Court confirmed IT’SUGAR’s plan of reorganization, and the plan became effective on June 17, 2021 (the “Effective Date”). Pursuant to the terms of the plan, BBX Sweet Holdings’ equity interests in IT’SUGAR were revested on the Effective Date, and all organizational documents of IT’SUGAR were assumed, ratified, and reinstated. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date, the date that the Company reacquired control of IT’SUGAR. See Note 24 for further discussion. In August 2023, the Company acquired the remaining equity interest in IT’SUGAR not previously owned by it, and IT’SUGAR became a wholly-owned subsidiary of the Company.

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

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates, including BVH, and previously acted as an insurance agent for the Company, its affiliates, and other third parties. In February 2023, the entity sold substantially all of the assets of its insurance agency business, although it will continue to provide risk management advisory services to the Company and its affiliates. Further, in January 2024, BVH was acquired by HGV, and although the Company's risk management entity is temporarily providing transition services related to risk management to BVH and HGV, the Company does not expect to continue providing such risk management advisory services to BVH or HGV following the temporary transition period.  The fees earned by the entity for services provided to the Company are eliminated in consolidation.

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) higher interest rates. In light of the uncertain duration and impact of current economic trends, the Company maintained significant liquidity. BBXRE real estate assets are located in Florida and economic conditions in the Florida real estate market could adversely affect our earnings and financial condition.  As of December 31, 2023, the Company’s consolidated cash and cash equivalent balances were $90.3 million, and held $44.6 million of securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year.

Current inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have worsened supply chain issues with the conflict in the Middle East further exacerbating inflationary trends, and supply chain disruptions. The impact of the 525 basis point increase in the federal funds rate since March 2022 and the wind-down of quantitative easing during 2023 has created economic uncertainty. These conditions negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

In light of these conditions, we have taken steps to increase the prices of our products; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin. There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

BBXRE has experienced a significant increase in commodity and labor prices, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Higher rates have also had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors have begun to impact BBXRE’s results of operations, and we expect that they could continue to have an adverse impact on its operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that were impacting its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has been required to slow the pace of increases in the prices of its products due to the recent decline in consumer demand, which has resulted in declines in its selling margins. Further, as a result of issues relating to maintaining appropriate inventory levels, IT’SUGAR increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand. However, in light of current economic conditions, including a slowdown in consumer demand, the increased inventory levels have increased the risk that IT’SUGAR may be unable to sell the products timely and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Higher interest rates are also adversely impacting Renin’s results. In addition, as a result of issues relating to maintaining appropriate inventory levels, Renin increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its subsidiaries, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Due to the deconsolidation of IT’SUGAR in September 2020 as a result of its bankruptcy filings and the Company’s reconsolidation of IT’SUGAR subsequent to its emergence from bankruptcy in June 2021, the Company’s consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows for the year ended December 31, 2021 do not include IT’SUGAR’s results of operations from January 1, 2021 to June 16, 2021. The Company’s consolidated statement of operations and comprehensive (loss) income, consolidated statement of changes in equity, and consolidated statement of cash flows for the years ended December 31, 2023 and 2022 include IT’SUGAR’s results of operations for the entirety of the period presented, and the Company's statements of financial condition as of December 31, 2023 and 2022 include IT’SUGAR’s consolidated assets and liabilities.

Due to the consolidation of the Altman Companies in January 2023 as a result of the Company's acquisition of the remaining 50% of the Altman Companies not previously owned by it, the Company's consolidated statement of financial condition as of December 31, 2023 includes the assets and liabilities of the Altman Companies and the joint venture sponsor entities while the Company's consolidated statement of financial condition as of December 31, 2022 includes investments in the Altman Companies and the joint venture sponsor entities on the equity method of accounting. The Company’s consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows for the year ended December 31, 2023 includes the operations of the Altman Companies and the joint venture sponsor entities while the Company’s consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows for the years ended December 31, 2022 and 2021 include the activity of the Company's investment in the Altman Companies and sponsor joint venture entities in equity in net earnings of unconsolidated real estate joint ventures accounted for on the equity method of accounting.

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

Use of Estimates – The preparation of GAAP financial statements requires management to make estimates and assumptions, including assumptions about current and future economic and market conditions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue; the allowance for expected credit losses; the recovery of the carrying value of real estate; the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, and real estate; the amount of the deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, higher interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, and a possible recession, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2023. Certain amounts were transferred from other liabilities and accounts payable to contract liabilities in the Company's statement of financial condition as of December 31, 2022 to conform to 2023 presentation.  The reclassifications had no impact on the Company’s statements of operations and comprehensive (loss) income.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits, money market instruments and treasury securities that typically have original maturities at the date of purchase of three months or less. Restricted cash consists primarily of cash subject to contractual restrictions in connection with the Company's borrowings and real estate joint venture projects. The Company provides guarantees to lenders and investor of real estate joint ventures for the repayment of construction loans and for construction cost overruns.  The Company also pledges securities and money market accounts for the repayment of revolving lines of credit borrowings. The guarantees restrictions are released upon the completion of construction and the repayment of the construction loans. The pledged securities and money market accounts restriction are released upon the repayment of the revolving line of credit. Cash and cash equivalents are maintained at various financial institutions located throughout the United States and Canada in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk related to these financial institutions. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Revenue Recognition

Trade sales – Revenue is recognized on trade sales as follows:

●

Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped or the customers accept delivery. Wholesale trade sales typically have payment terms between 30 and 60 days. Certain customer trade sale contracts have provisions for rights of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method to calculate the estimated reduction in the trade sales revenue. The inputs used in the expected value method include historical experience with the customer, sales forecasts, and outstanding purchase orders.

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

Revenue from construction contracts - The Company enters into contracts with affiliated joint venture entities to provide general contractor and construction oversight services for the construction of multifamily apartment communities. The Company also enters contracts with affiliate joint ventures to provide construction oversight services for the construction of warehouse and logistic facilities.  The Company recognizes revenue from these construction contracts over time as work is completed due to the continuous transfer of control to the customer. The Company measures contract progress using the input method which recognizes revenue based on costs incurred to date relative to total estimated costs to complete the contract, subject to adjustments to exclude certain costs that do not depict progress toward the completion of the contract such as deposits, uninstalled materials and the development fee. The estimated costs to complete a contract is subject to changes in judgments that may result in adjustments to revenue.  The Company’s construction contracts generally include retention provisions to provide assurance to customers that the Company will perform in accordance with the terms of the contracts. The amounts billed but not paid by customers pursuant to these retention provisions generally become due upon completion of the project and acceptance by the customers of the completed project. The retention provisions are not considered a significant financing component of the contracts.  The Company’s construction contracts give rise to several types of variable consideration, including contract modifications (unapproved change orders and claims), cost overruns, shared savings, and other terms that can either increase or decrease the transaction price for the contracts. The determination of the transaction price for contracts requires the Company to evaluate and include variable consideration to which the Company has an enforceable right to compensation or an obligation for a reduction in compensation, which can result in increases or decreases to a contract’s transaction price. The Company estimates variable consideration for its construction contracts as the most likely amount to which it expects to be entitled, or to pay in the case of cost overruns. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available to the Company, including historic, current, and forecasted information. The effect of a change in variable consideration on the transaction price related to a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis.  The cumulative catch-up adjustment during the eleven months ended December 31, 2023 was $6.5 million.  Contract modifications can result from changes in contract specifications or requirements that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company considers unapproved change orders to be contract modifications for which customers have agreed to changes in the scope of the contract but have not agreed to the price.

Revenue from development management fees - The Company enters into contracts with affiliated joint venture entities to provide oversight and consultation services related to the development and construction of multifamily apartment communities. The Company recognizes development management fees for the performance of these services from the inception of the development project to the completion of the construction, including securing construction financing, performing pre-development activities such as sourcing of land for acquisition, permitting and feasibility studies, overseeing construction activities, and managing the costs to complete the construction of the project. The Company’s development management contracts are generally each accounted for as a single performance obligation, as the services performed are highly interrelated and not separately identifiable within the context of each contract. Customers simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs under the contracts. Accordingly, the Company recognizes revenue related to development management fees over time through the completion of the related development project, and the Company measures contract progress using the input method which results in the recognition of revenue based on the development costs for the project spent to date relative to the total estimated development budget, subject to adjustments to exclude certain development costs that do not depict progress toward the completion of the development project such as marketing expenses, property taxes and the development fee. These excluded costs include marketing costs, property taxes, and unused development contingencies.

Revenue from property management fees - The Company enters into contracts with affiliated joint venture entities and third parties to provide property management services related to the day-to-day operations of multifamily apartment communities. The services performed include the leasing of residential units at the communities, collection of rents, arrangement for repairs and maintenance, staffing of on-site personnel, and reporting on the operations of the communities to the customers. The property management agreements pursuant to which, such services are provided have terms of one year and are automatically renewed until terminated in writing by either party with thirty days notice. The Company’s property management contracts are generally each accounted for as a single performance obligation, as services provided are highly interrelated and an expected bundled service is to be provided to the Company’s customers. Customers simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs under the contracts. Accordingly, the Company recognized property management fees over time, on a daily basis, as services are performed.

Interest income – Interest income from loans receivable originated by the Company and the note receivable from BVH is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Other than the note receivable from BVH, the Company’s loans receivable are included in other assets in the Company’s consolidated statements of financial condition. Loan receivable balances are charged down when the loan' receivable's collateral value less costs to sell exceeds the carrying value of the loan receivable. Interest income from marketable investment securities, including the amortization of premiums and the accretion of discounts, and interest bearing accounts at financial institutions is recognized using the interest method over the lives of the securities, adjusted for actual prepayments.

Net gains on sales of real estate assets – Net gains on sales of real estate assets represents sales of real estate assets to non-customers. Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

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

Debt securities not held to maturity are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive (loss) income.

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

Trade Accounts Receivables and Allowance for Expected Credit Losses – Trade accounts receivable are stated at the amounts billed to customers for sale of goods or services with a contractual maturity of one year or less. The Company recognizes an allowance for expected credit losses. This allowance is based on a review of outstanding receivables and historical collection information and an evaluation of both existing economic conditions and reasonable and supportable forecasts of future economic conditions impacting the Company’s customers. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice (based on terms) and are considered delinquent after 30 days past the due date. These delinquent receivables are monitored and are charged to the allowance for expected credit losses based on an evaluation of individual circumstances of the customer. Account balances are written off after collection efforts have been made and the potential recovery is considered remote.

Construction Contracts Receivable – Construction contracts receivable include billed and unbilled amounts for services provided to customers for which the Company has an unconditional right to payment. Billed and unbilled amounts for which payment is contingent on anything other than the passage of time are included in contract assets and contract liabilities on a contract-by-contract basis. When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract, it does not meet the criteria to be included in contracts receivable until the contingent obligation is satisfied. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The Company generally requires payment from its construction contract customers within a term of 30 days less an amount withheld for retainage. Retainage is paid in accordance with contract terms, which is generally upon reaching significant milestones or upon completion of the contract.

Contract Assets and Contract Liabilities – The timing of when the Company bills its customers on general contractor and development management contracts is generally dependent upon agreed-upon contractual terms, which may include the completion of certain phases of the work, or when services are provided. When billings occur subsequent to revenue recognition as a result of contingencies, such billings are recorded in unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time does not meet the definition of a receivable and is therefore included in contract assets and contract liabilities. General contractor and development management fees received from customers, but not yet billed or recognized as revenue are reflected as contract liabilities, and general contractor and development management fees recognized as revenue and not yet billed are reflected as contract assets. Retainage receivable and retainage payable subject to conditions, such as the completion of the project, are contract assets or contract liabilities. Uninstalled materials and deposits for materials are included in contract assets as the Company receives funds from the customer to purchase materials or to fund a deposit for the purchase of materials.

Trade Inventory – Trade inventory is measured at the lower of cost or net realizable value. Cost includes all costs of conversion, including materials, direct labor, production overhead, depreciation of equipment, and shipping costs. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials. Finished goods and work in progress are stated at the lower of cost or net realizable value determined on a first-in, first-out or average cost basis. Shipping and handling fees billed to customers are recorded as trade sales, and shipping and handling fees paid by the Company are recorded as cost of trade sales.

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

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Further, the Company may consolidate real estate being developed by real estate joint ventures that are accounted for as consolidated VIEs. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Real estate classified as rental properties under development is measured at cost, including capitalized interest and real estate taxes, and other costs incurred during the construction period.  Subsequent to the construction period the property is placed in service and depreciated in subsequent periods.  Expenditures for capital improvements are generally capitalized, while the ongoing costs of owning and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statements of operations and comprehensive (loss) income.

Investments in and Advances to Unconsolidated Real Estate Joint Ventures – The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

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

The Company capitalizes interest expense on investments in and advances to or loans to real estate joint ventures accounted for under the equity method that have commenced qualifying activities, such as real estate development projects. The capitalization of interest expense ceases when the investee completes its qualifying activities, and total capitalized interest expense cannot exceed interest expense incurred.  Interest capitalized on investments and advances to real estate joint ventures was $0.9 million, $0.5 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Income Taxes – BBX Capital and its subsidiaries in which it owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than in Florida, BBX Capital and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which BBX Capital owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return.

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

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2023.

Noncontrolling Interests – Noncontrolling interests reflect ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. Noncontrolling interests are recognized as equity in the consolidated statements of financial condition and presented separately from the equity attributable to BBX Capital’s shareholders, while noncontrolling interests that are redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the consolidated statements of financial condition. The Company measures redeemable noncontrolling interests on an ongoing basis by accreting changes in the estimated redemption value of such interests from the date of issuance to the earliest redemption date and adjusts the carrying amount of such interests to the calculated value in the event that it is in excess of the carrying amount of such interests at such time.

A change in the ownership interests of a subsidiary is accounted for as an equity transaction if the Company retains its controlling financial interest in the subsidiary.

The amounts of consolidated net income and comprehensive (loss) income attributable to BBX Capital’s shareholders and noncontrolling interests are separately presented in the Company’s consolidated statements of operations and comprehensive (loss) income.

Cost of Trade Sales – Cost of trade sales includes the cost of inventory, shipping and handling, warehousing, and occupancy expenses related to the Company’s retail locations and manufacturing facilities.

Cost of Revenue from Construction Contracts – Cost of revenue from construction contracts earned includes all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Costs related to significant uninstalled materials, re-work, or scrap are generally excluded from the cost-to-cost measure of progress, as they are not proportionate to the Company’s progress in satisfying the performance obligation to its customers.

Advertising – The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income, were $2.0 million, $1.6 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Accounting for Guarantees - The Company provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies and BBX Logistic Properties.  The Company records guarantees at fair value; however, the Company assigned nominal values to the financial guarantees issued as the Company believes that the fair values of these guarantees is minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by the Altman Companies that previously provided such guarantees.

Earnings Per Share – Basic earnings per share is computed by dividing net income available to BBX Capital’s shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if restricted stock awards issued by BBX Capital were vested. Restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method. In addition, diluted earnings per share reflects the potential dilution of options issued to acquire ownership in real estate joint ventures.

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

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted as of December 31, 2023:

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure.  This standard requires that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate), (iii) disclose the amount of income taxes paid, net of refunds, disaggregated by federal, individual state jurisdictions, and individual foreign taxes in which the net taxes paid is equal to or greater than five percent of total income taxes paid, and (iv) disclose income or loss from continuing operations before income taxes disaggregated by domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign components. The standard is effective for annual periods beginning after December 31, 2024, and early adoption is permitted for annual financial statements that have not yet been issued.  BBX Capital has not yet adopted this standard and is currently evaluating the potential impact of the statement on its consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard enhances the disclosures about segment expenses by requiring that public entities disclose on an annual and interim basis (i) significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) the composition of other segment items by reportable segment that are not included in significant expenses. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. Early adoption is permitted. BBX Capital has not yet adopted this standard and is currently evaluating the potential impact of the statement on its consolidated financial statements.

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

3. Acquisition

Acquisition of The Altman Companies

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, and Mr. Joel Altman continued to own the remaining 50% equity interest. Pursuant to the operating agreement of the Altman Companies, BBXRE also agreed to acquire an additional 40% equity interest in the Altman Companies from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition). Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million, at which time Mr. Altman would no longer have an equity interest in the Altman Companies. However, irrespective of BBXRE’s acquisition of additional equity interests in the Altman Companies, Mr. Altman would be entitled to retain his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to BBXRE’s acquisition of such equity interests in the Altman Companies from Mr. Altman. Prior to November 2018, BBX Capital Real Estate had invested in multifamily rental apartment communities primarily through real estate joint ventures sponsored by the Altman Companies, and the Company entered into the agreement to ultimately acquire the Altman Companies in order to expand its operations to include an established developer of multifamily rental apartment communities, which would allow BBX Capital Real Estate to more proactively deploy capital in investments in multifamily apartment communities and to enhance its relationships with third party investors.

On January 31, 2023 (the “Acquisition Date”), BBXRE closed on the acquisition of the additional 40% equity interests in the Altman Companies for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount was determined by BBXRE, and Mr. Altman was paid additional consideration of $0.3 million. Further, as a result of the closing of financing for the development of Altis Twin Lakes in May 2023, BBXRE paid Mr. Altman an additional $0.6 million in reimbursements for predevelopment expenditures previously incurred by the Altman Companies.

In connection with the acquisition of the 40% interest from Mr. Altman, BBXRE also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, Mr. Altman is remaining employed by the Altman Companies, and the $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from the Altman Companies and (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to any new development projects commencing subsequent to the Acquisition Date:

●	With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures as of the Acquisition Date, BBXRE agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in the Altman Companies.
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

As a result of the transaction, BBXRE is now entitled to nominate all members of the executive committee responsible for the management of the Altman Companies (although BBXRE has continued to date to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to the Altman Companies. Further, BBXRE is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by the Altman Companies subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for the Acquisition of the Altman Companies

Through the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting, as BBXRE and Mr. Altman jointly managed the Altman Companies and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies, the Company consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company remeasured the carrying value of its existing 50% equity interest in the Altman Companies at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive (loss) income during the year ended December 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date.

Accounting for the Altman Companies’ Investment in Altman Builders

As of the Acquisition Date, the Altman Companies owned 60% of the equity interests in Altman Builders, which was at the time named Altman-Glenewinkel Construction. Altman Builders generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by the Altman Companies and was determined by the Company to be a VIE. Pursuant to the prior operating agreement of Altman Builders, the Altman Companies had the right to acquire the 40% equity interests in Altman Builders that were not owned by the Altman Companies for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided the Altman Companies with the right to acquire such interest for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of BBX Capital Real Estate’s acquisition of control over the Altman Companies on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, the Altman Companies acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing and an additional contingent amount in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025. Following the transaction, the Company changed the name of Altman-Glenewinkel Construction to Altman Builders.

As a result of BBXRE’s acquisition of control and decision-making authority over the Altman Companies on the Acquisition Date and its right to acquire the remaining 40% equity interests in Altman Builders for nominal cash consideration as of the Acquisition Date, the Company determined that it had a controlling financial interest in Altman Builders as of Acquisition Date and should consolidate the assets and liabilities associated with Altman Builders in connection with the consolidation of the Altman Companies on the Acquisition Date. The Company accounted for the closing on the acquisition of the remaining equity interests in Altman Builders as a transaction between equity holders. Further, based on the Company’s evaluation of the facts and circumstances surrounding the arrangement, the Company is accounting for the contingent amount payable to the former owner of the remaining 40% equity interests in Altman Builders as an expense for Altman Builders in return for ongoing services being provided by the former owner subsequent to the transaction.

Purchase Price Allocation for the Altman Companies

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed of the Altman Companies as of the Acquisition Date (including the assets and liabilities of Altman Development, Altman Management, and Altman Builders, the consideration transferred, and the fair values of the Company’s existing equity interests and any noncontrolling interests in the Altman Companies at the Acquisition Date (in thousands):

Cash	$4,095
Restricted cash	83
Construction contracts receivable	14,721
Trade receivables	784
Real estate	3,495
Due from related parties	2,081
Property and equipment	64
Contract assets	22,194
Other assets	2,590
Total assets acquired	50,107
Accounts payable	(14,413)
Accrued expenses	(4,971)
Due to related parties	(175)
Contract liabilities	(31,840)
Notes payable and other borrowings	(2,100)
Total liabilities assumed	(53,499)
Fair value of identifiable net assets	(3,392)
Cash consideration paid to seller	8,430
Consideration payable to seller	1,562
Predevelopment costs payable to seller	550
Writeoff of Altman Companies receivable	1,780
Fair value of previously held equity interest in the Altman Companies	15,519
Goodwill	$31,233

Gain on the consolidation of the Altman Companies (1)	$3,746

(1)	The gain is comprised of the remeasurement of the Company’s previously held 50% equity interest in the Altman Companies at fair value at the Acquisition Date.

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

Goodwill recognized in connection with the consolidation of the Altman Companies reflected the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date. The Company believes that the recognized goodwill of $31.2 million related to the Altman Companies primarily relates to the estimated value attributable to profits expected to be generated by the Altman Companies from future development projects as part of its ongoing future operations, including profits from investments in the managing member of real estate joint ventures sponsored by the Altman Companies and general contractor and development management from such ventures.

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

Noncontrolling Interest – As of the Acquisition Date, the outstanding noncontrolling interest in the Altman Companies was comprised of the noncontrolling interest in Altman Builders. As a result of the Altman Companies' rights to acquire the noncontrolling interest in Altman Builders for nominal cash consideration at closing pursuant to the terms of the operating agreement of Altman Builders, the Company assigned no material value to the noncontrolling interest in Altman Builders.

Remeasurement of Existing Investment in the Altman Companies – Pursuant to the acquisition method of accounting, the Company was required to remeasure the carrying value of its existing equity interests in the Altman Companies at fair value as of the Acquisition Date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive (loss) income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of its previously held investment in the Altman Companies as of the Acquisition Date. The Company’s discounted cash flow methodology established an estimate of the fair value of the Altman Companies by estimating the present value of the projected future cash flows to be generated from the Altman Companies. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with the Altman Companies. The most significant assumptions used in the discounted cash flow methodology to estimate the fair value of the Company’s existing equity interest in the Altman Companies were the terminal value, the discount rate, and the forecast of future cash flows, including the profits expected to be generated from future development projects and the number of development projects expected to be originated by the Altman Companies on an annual basis in future periods. In addition, the estimated fair value of the Company’s existing equity interest in the Altman Companies assumed that the estimated fair value of Altman Builders was primarily attributable to the Altman Companies due to its ability to acquire the remaining 40% ownership of Altman Builders for nominal cash consideration as of the Acquisition Date.

Goodwill – Goodwill recognized in connection with the consolidation of the Altman Companies reflected the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date. The Company believes that the recognized goodwill of $31.2 million related to the Altman Companies primarily relates to the estimated value attributable to profits expected to be generated by the Altman Companies from future development projects as part of its ongoing future operations, including profits from investments in the managing member of real estate joint ventures sponsored by the Altman Companies and general contractor and development management fees from such ventures.

Operating Results for the Altman Companies

The results of operations of the Altman Companies are included in the Company’s consolidated statement of operations and comprehensive (loss) income for the eleven months ended December 31, 2023 and are included in the Company’s consolidated statement of operations and comprehensive (loss) income as equity in net losses from unconsolidated real estate joint ventures for month ended January 31, 2023 and the years ended December 31, 2022 and 2021. The following table shows the Altman Companies total revenues, equity in net losses from unconsolidated real estate joint ventures, and income before income taxes for the dates indicated (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Total revenue	$177,597	—	—
Loss before income taxes	$(9,014)	(5,491)	(1,438)

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2023 and 2022 as if the Company consolidated the Altman Companies on January 1, 2022 (in thousands):

	Pro Forma - Unaudited		Actual
	For the Year Ended December 31,		For the Year Ended December 31,
	2023	2022	2023	2022
Total revenues	$415,436	434,273	401,257	342,045
Net (loss) income attributable to shareholders	$(34,250)	23,839	(20,798)	28,020

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2022, nor does it purport to predict the Company’s results of operations for any future periods. The pro forma financial data for years ended December 31, 2023 and 2022 excludes the gains on the consolidation of the Altman Companies and the real estate joint ventures. The pro forma and actual net income attributable to shareholders includes $22.6 million in equity in net earnings of unconsolidated real estate joint ventures associated with joint ventures that sold multifamily apartment communities during 2022. The Company determined that it was impractical to obtain appraisals of these properties as of January 1, 2022 for the supplemental pro forma. Pro forma net income attributable to shareholders excluding the equity in net earnings of these unconsolidated real estate joint ventures was $6.8 million.

4. Securities Available for Sale, at Fair Value

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income (in thousands):

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,738	13	—	43,751
Community Development District bonds	820	5	—	825
Corporate bonds	—	—	—	—
Total available-for-sale	$44,558	18	—	44,576

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$13,080	11	—	13,091
Community Development District bonds	820	—	(7)	813
Corporate bonds	4,670	—	(26)	4,644
Total available-for-sale	$18,570	11	(33)	18,548

Accrued interest receivable as of December 31, 2023 and 2022 was $8,000 and $49,000, respectively. All U.S. Treasury and federal agency securities and corporate bonds available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

5. Trade Accounts Receivables, net, and Construction Contracts Receivable

The Company’s trade accounts receivables consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Trade accounts receivables	$18,563	19,735
Allowance for expected credit losses	(222)	(70)
Total trade accounts receivables	$18,341	19,665

The Company's construction contract receivables consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Construction contracts receivable	$13,525	—
Allowance for expected credit losses	—	—
Total construction contracts receivable	$13,525	—

The entire balance of construction contracts receivable reflects receivables from affiliated real estate joint ventures in which the Company is the managing member.

6. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$5,569	9,130
Paper goods and packaging materials	1,571	2,185
Work in process	618	1,736
Finished goods	27,356	37,108
Total trade inventory	35,114	50,159
Inventory reserve	(1,278)	(1,293)
Total trade inventory, net	$33,836	48,866

The Company reviews its slow-moving and obsolete inventory for potential write-downs on a quarterly basis. During the fourth quarter of 2021, Renin commenced a strategic initiative to exit and consolidate certain warehouse facilities, and as a result of this initiative, Renin determined that it would discount various slow-moving inventories to accelerate the sale of such inventories. As a result of this determination, Renin recognized a $2.4 million write-down on certain slow-moving inventories, which is included in cost of trade sales for the year ended December 31, 2021, in order to reflect such inventories at their estimated realizable value based upon the expected discounts necessary to sell the inventories within the desired timeframes.  There were no inventory write-downs during the years ended December 31, 2023 and 2022.

7. Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Real estate held-for-sale	$2,688	4,443
Real estate held-for-investment	2,981	6,723
Real estate inventory	6,117	1,179
Rental properties under development	64,055	—
Predevelopment costs	4,813	—
Total real estate	$80,654	12,345

Rental properties under development is comprised of $17.8 million of land and $46.3 million of construction in progress associated with the Altra Kendall joint venture. As further described in Note 8, the Altra Kendall joint venture is a consolidated VIE. During the year ended December 31, 2023, the Altra Kendall joint venture capitalized $0.3 million of construction loan interest expense.

During the years ended December 31, 2023, 2022, and 2021, the Company sold various real estate assets that were classified as held-for-sale. As a result of these sales, the Company recognized total net gains on sales of real estate of $2.2 million, $24.3 million, and $0.6 million, respectively, and received aggregate net proceeds of $2.6 million, $27.3 million, and $2.4 million, respectively. Included in the net gains on sales of real estate for the year ended December 31, 2022 was a gain of $23.0 million recognized upon the sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022. The vacant land was a legacy asset acquired by a predecessor of BBXRE and had a carrying value of approximately $0.4 million on the sale date.

The Company’s real estate inventory includes land and development costs related to BBXRE’s Beacon Lake Community development. During the year ended December 31, 2023, BBXRE sold 79 developed lots in its Beacon Lake Community development, as compared to 146 single-family lots and 32 townhome lots during the year ended December 31, 2022, and 299 undeveloped lots, 291 single-family lots, and 94 townhome lots during the year ended  December 31, 2021. During the years ended December 31, 2023, 2022, and 2021, the Company recognized gross profits related to these sales of $9.7 million, $16.3 million, and $35.8 million, respectively.  As of December 31, 2023, the Beacon Lake development was substantially completed and the homebuilders closed on the remaining six single-family lots in January 2024.

During the year ended December 31, 2023, the Company transferred vacant land with a carrying value of $3.9 million from real estate held-for-investment to real estate inventory upon the expiration of the due diligence period of an executed purchase and sale agreement pursuant to which the Company expects to sell lots to a homebuilder.

Impairment Testing

As a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies and disruptions in global supply chains, as well as the rise in interest rates and inflationary pressures, the Company evaluated various factors, including asset-specific factors and overall economic and market conditions, and concluded that there had not been a significant decline in the fair value of BBXRE's real estate assets during the years ended December 31, 2023, 2022, and 2021, respectively, that required the Company to recognize any material impairment losses. As part of this evaluation, the Company considered the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, sales at BBXRE’s single-family home developments, sales of its multifamily apartment communities, and appraisals of certain of its real estate held-for-sale and held-for-investment.  Based on the results of the evaluations, there was no impairments of BBXRE's real estate assets during the years ended December 31, 2023, 2022 and 2021.

8. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

Real Estate Joint Ventures Related to the Altman Companies

In addition to the performance of development management, property management, and general contractor services related to the development and sale multifamily rental apartment communities, the Altman Companies sponsors the formation of real estate joint ventures to investment in such developments and is entitled to invest in the managing member of such ventures.

As described in Note 3, BBXRE acquired the remaining 50% interest in the Altman Companies from Mr. Altman on the Acquisition Date. Prior to the Acquisition Date, BBXRE and Mr. Altman, as the then owners of the Altman Companies, invested in the managing member of real estate joint ventures sponsored by the Altman Companies. Pursuant to the operating agreements of the managing member entities, BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to the managing member entities. The Company previously determined that these entities were VIEs and BBXRE was not the primary beneficiary, as the governance structure for these entities prevented any individual investor from exercising control over them. As a result, the Company accounted for its investments in the managing member of the real estate joint ventures sponsored by the Altman Companies using the equity method of accounting.

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

In addition to the above real estate joint ventures, BBXRE and Mr. Altman had also previously formed ABBX Guaranty, LLC (“ABBX”), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, it is expected that BBXRE will acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX. Prior to the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company previously accounted for its investment in ABBX using the equity method of accounting. Similar to the above real estate joint ventures, as a result of the acquisition of the Altman Companies, BBXRE reevaluated its investment in ABBX and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of ABBX. Further, based on the Company's analysis of the facts and circumstances, the Company determined that BBXRE was the primary beneficiary of ABBX as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with ABBX. Accordingly, as of the Acquisition Date, the Company consolidated ABBX. See Note 16 for additional information regarding ABBX’s guarantees.

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

The following table summarizes the estimated fair values of identifiable assets and liabilities of the consolidated VIEs and any noncontrolling interests in such VIEs as of the Acquisition Date (in thousands):

January 31,
2023
Cash	$19,083
Restricted cash	10,064
Real estate	24,447
Investment in and advances to unconsolidated real estate joint ventures	38,162
Other assets	486
Fair value of identifiable net assets	92,242
Fair value of noncontrolling interests	60,583
Fair value of net assets attributable to the Company	31,659
Settlement of net assets upon consolidation	(1,086)
Carrying amount of previously held investments	18,556
Gain on the consolidation of VIEs	$12,017

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

Real Estate - The estimated fair value of the real estate, which consists of land and construction in progress associated with Altra Kendall, was estimated primarily using the cost approach, as the land was recently acquired prior to the Acquisition Date and the construction in progress reflects recent improvements to the land since the acquisition.

Investment in Unconsolidated Real Estate Joint Ventures - The Company used an income approach to estimate the fair value of the investments in unconsolidated real estate joint ventures owned by the VIEs as of the remeasurement date. As part of its estimates for each joint venture, the Company utilized an income capitalization approach to calculate the expected sales value of the multifamily apartment community under development based on the expected stabilized net operating income of the community and an estimated market capitalization rate and then deducted, among other things, remaining development and construction costs, as well as downtime and lease-up costs expected to be incurred between the remeasurement date and the expected sale date of the community, as well as any outstanding indebtedness on the community. To determine the value of the investment owned by the managing member, the Company then allocated the resulting value to the members of the applicable real estate joint venture through the application of an option pricing model to each tier of the profit-sharing arrangement contemplated in the operating agreement of such joint venture. The most significant assumptions used in the methodology to estimate the fair value of the investments in unconsolidated real estate joint ventures were the forecasted net operating income for the communities and the expected capitalization rates upon the sale of the communities, as well as the estimated volatility and option terms applied in the option pricing models.

Guarantee Liabilities - As of the Acquisition Date, the Company assigned nominal values to the financial guarantees issued by ABBX as the Company believes that the fair values of these guarantees is minimal as of the Acquisition Date based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees.

Noncontrolling Interests - The estimated fair values of the noncontrolling interests in the VIEs, which included the equity interests in the VIEs owned by Mr. Altman, were primarily determined based on the application of the percentage of ownership in the applicable VIE to the estimated fair values of the net assets owned by the applicable VIE, which primarily included the real estate and the investments in unconsolidated real estate joint ventures described above.

Altman Management

Altman Management ("AMC"), which previously provided property management services to the owners of multifamily apartment communities pursuant to property management agreements, including affiliates of the Altman Companies and unrelated third parties, was a wholly-owned subsidiary of the Altman Companies until March 2023. At that time, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC (“RAM”) as a joint venture partner and renamed the entity Altman Management, LLC. The Altman Companies continues to serve as the managing member of AMC, with any major decisions requiring the approval of both parties. However, once the parties have resolved certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. However, if the Altman Companies exercises this right prior to the first anniversary of the formation of the joint venture, the Altman Companies will be required to pay a penalty up to $0.2 million. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC.

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

BBX Park at Delray

In  September 2023, BBX Logistics formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to be comprised of up to approximately 673,000 square feet of logistics space. In connection with the formation of the joint venture, the Company initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the BBX Park at Delray joint venture in exchange for a 10% membership interest in the venture. BBX Logistics expects to invest additional capital in the administrative managing member for investment in the BBX Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the BBX Park at Delray joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon PCCP receiving a specified return on its contributed capital. The Company evaluated its investment in the administrative managing member of the BBX Park at Delray joint venture and determined that the administrative managing member is a VIE and that BBX Logistics is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the BBX Park at Delray joint venture and determined that the BBX Park at Delray joint venture is a VIE and that the administrative managing member is not the primary beneficiary. The Company’s conclusion that the administrative managing member is not the primary beneficiary of the BBX Park at Delray joint venture is based on the determination that the administrative managing member does not have the power to direct the activities of the BBX Park at Delray joint venture that most significantly affect its economic performance. In particular, while the administrative managing member is the day-to-day operating manager of the BBX Park at Delray joint venture, the other member has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying BBX Park at Delray joint venture under the equity method of accounting.

In connection with the formation of the BBX Park at Delray joint venture, BBX Logistics established BBX Industrial Guaranty, LLC ("BIG") to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by BBX Logistics and contributed $5.0 million of cash and cash equivalents to BIG. Although the BBX Park at Delray joint venture does not currently have any outstanding indebtedness, BIG provided construction completion and cost overrun guarantees to the joint venture and expects to provide repayment and other guarantees on future indebtedness of the joint venture. Under the terms of the guarantees provided to the joint venture, BIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BIG are included in restricted cash in the Company's consolidated statement of financial condition as of December 31, 2023.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of December 31, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate
	Joint Ventures (1)	ABBX	AMC	Total
Cash	$4,045	—	476	4,521
Restricted cash	—	10,089	—	10,089
Trade accounts receivable, net	—	—	385	385
Real estate	64,055	—	—	64,055
Investment in and advances to unconsolidated real estate joint ventures	39,821	—	—	39,821
Other assets	698	—	292	990
Total assets	$108,619	10,089	1,153	119,861
Accounts payable	$—	—	16	16
Accrued expenses	140	9	200	349
Other liabilities	—	—	1,833	1,833
Notes payable and other borrowings	27,321	—	—	27,321
Total liabilities	$27,461	9	2,049	29,519
Noncontrolling interest	$54,707	5,045	137	59,889

(1) Represents the aggregate assets, liabilities, and noncontrolling interests in the consolidated real estate joint ventures sponsored by the Altman Companies and the BBX Park at Delray real estate joint venture described above.  These real estate joint ventures have similar economic characteristics, financing arrangements, and organizational structures.

The assets held by the consolidated VIEs in the above table are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above table are non recourse to the Company (except to the extent of guarantees provided by ABBX and BIG). The Company's aggregate maximum loss exposure in consolidated VIEs is the amount of its equity investment as of December 31, 2023, including joint ventures sponsored by the Altman Companies and BBX Logistics in the aggregate amount of $38.8 million.

Unconsolidated VIEs

As of December 31, 2023, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. Further, as previously described in Note 3, the Company owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, that was previously accounted for as an investment in a consolidated real estate joint venture through the Acquisition Date. As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies and BBX Logistics, the Company’s unconsolidated real estate joint ventures as of December 31, 2023 include the managing members’ investments in the underlying real estate joint ventures for which the Company has concluded that the managing members do not consolidate such underlying joint ventures, while the Company’s unconsolidated real estate joint ventures as of December 31, 2022 reflect only BBX Capital Real Estate’s investment in in such entities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company's investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2023	Ownership (1)	2022	Ownership (1)
Altis Grand Central	$636	1.49%	687	1.49%
Altis Ludlam Trail (2)	—	—	12,216	33.30
Altis Lake Willis Phase 1	7,126	1.68	850	1.23
Altis Lake Willis Phase 2	3,398	5.10	601	3.50
Altis Grand at Suncoast	12,195	12.31	4,579	11.00
Altis Blue Lake	4,736	1.68	647	1.22
Altis Santa Barbara	6,425	5.10	433	3.50
Altis Twin Lakes	3,961	11.39	—	—
Altra Kendall (3)	—	—	5,670	13.70
The Altman Companies(3)	—	—	11,992	50.00
ABBX Guaranty (3)	—	—	5,978	50.00
BBX Park at Delray	2,800	10.00	—	—
Marbella	1,043	70.00	1,064	70.00
The Main Las Olas	479	3.41	1,117	3.41
Sky Cove	118	26.25	24	26.50
Sky Cove South	1,001	26.25	3,241	26.25
Other	158		316
Total	$44,076		49,415

(1)	The Company’s ownership percentage in each real estate joint venture represents the Company's percentage of the contributed capital in each venture, excluding amounts attributable to noncontrolling interests. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.
(2)	The carrying value of BBXRE’s investment at December 31, 2022 included $11.6 million related to BBXRE’s investment in the preferred equity associated with the Altis Ludlam Trail project, which was accounted for as a loan receivable.
(3)	As of January 31, 2023, these entities are consolidated in the Company's financial statements.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary and should consolidate the VIE. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that the real estate joint ventures included in the table above are VIEs and the Company had variable interests in the VIEs in the form of equity securities.  The Company concluded that the entities were VIEs due to the entities not having sufficient equity capital to finance its activities without additional subordinated financial support.  The Company also determined based on its analysis that Company is not the primary beneficiary of the VIEs, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusion that it is not the primary beneficiary of these entities is primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In certain joint ventures, the Company is not the operating manager and has limited protective rights under the operating agreements, while in other joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising control over such entities. In cases where the investors share decision-making authority, the operating agreements require mutual consent from the investors in relation to decisions that most significantly impact the joint venture. The significant judgments in the Company’s determination of the primary beneficiary of VIEs are the determination of which activities most significantly impact the VIEs performance and which party has decision-making authority related to such activities.

As of December 31, 2023 the Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $59.0 million. The amount was calculated based on the Company's investment in unconsolidated real estate joint venture and its equity investment in the consolidated guaranty companies, ABBX and BIG.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $16.8 million as of December 31, 2023, which includes (i) a $16.8 million adjustment to recognize the investments in the unconsolidated joint ventures at their estimated fair values upon the Company's consolidation of the managing members of certain of the joint ventures as of the Acquisition Date and (ii) $1.1 million of interest capitalized by the Company relating to such joint ventures, partially offset by (i) a $1.0 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures and (i) a $0.1 million reduction in the carrying amount of the investments relating to the elimination of general contractor and development management fees that are earned and recognized as revenues by the Company’s wholly-owned subsidiaries but are capitalized by the underlying development joint ventures.

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $2.0 million as of December 31, 2022, respectively, which includes (i) $2.3 million associated with the Company’s investment in the Altman Companies and (ii) $0.8 million associated with the capitalization of interest on real estate development projects for the respective periods, partially offset by (iii) $1.0 million of impairment loss previously recognized by the Company.

Equity in Net Earnings and Distributions of Certain Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2023, 2022, and 2021, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $4.2 million, $38.4 million, and $18.2 million, respectively.

Equity earnings for the year ended December 31, 2023 includes (i) $2.4 million and $0.6 million of equity earnings from the Sky Cove South and Marbella joint ventures, which includes BBXRE’s share of net income from the sale of single family homes by the ventures, and (ii) $1.4 million of equity earnings from the Altis Ludlam Trail joint venture, which includes the Company’s share of gains recognized by the venture upon the sale of its multifamily apartment community.

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

Altis Ludlam Trail Joint Venture

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis Ludlam Trail joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture were required to be paid to BBXRE on account of its preferred equity interest until it received its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions were required to be paid to the other members, including the managing member in which BBXRE holds an interest and was consolidated by the Company as of the Acquisition Date. As BBXRE’s preferred membership interest in the joint venture was mandatorily redeemable, the Company accounted for its preferred interest in the joint venture as a loan receivable from the Altis Ludlam Trail joint venture, while the Company’s remaining investment in the underlying joint venture was accounted for under the equity method of accounting. In July 2023, the Altis Ludlum Trial joint venture sold its 312-unit multifamily apartment community.  In connection with the sale, the managing member of the joint venture, which is a consolidated VIE owned by BBXRE, Mr. Altman, and affiliates of the Altman Companies, received an aggregate cash distribution of $9.0 million related to its investment in the Altis Ludlam Trail joint venture. In addition, BBXRE received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture.

The Altman Companies, LLC

From November 2018 through January 2023, the Company accounted for its investment in the Altman Companies under the equity method of accounting. However, on the Acquisition Date, BBXRE acquired the remaining equity interests in the Altman Companies, and as a result, the Company now consolidates the Altman Companies in its consolidated financial statements. See Note 3 for additional information related to the consolidation of the Altman Companies.

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

During the years ended December 31, 2023, 2022 and 2021, as a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies and disruptions in global supply chains, as well as the inflationary environment and rising interest rates, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, the excess of the expected profits associated with BBXRE’s real estate assets in relation to their carrying amounts, and appraisals of certain investments, and concluded that there had not been a significant decline in the fair value of BBXRE’s real estate assets, including its investments in unconsolidated real estate joint ventures, that should be recognized as an impairment loss.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	December 31,
	2023	2022
Assets
Cash	$536	3,508
Real estate inventory	1,706	1,706
Other assets	458	526
Total assets	$2,700	5,740
Liabilities and Equity
Total liabilities	612	3,611
Total equity	2,088	2,129
Total liabilities and equity	$2,700	5,740

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$1,192	110,914	24,676
Cost of real estate inventory sold	—	(81,610)	(18,732)
Other expenses	(34)	(3,601)	(2,187)
Net earnings (loss)	$1,158	25,703	3,757
Equity in net earnings of unconsolidated real estate joint venture - Marbella	$579	12,594	2,558

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Sky Cove South joint venture (in thousands):

	December 31,
	2023	2022
Assets
Cash	$5,063	2,056
Real estate inventory	2,840	22,921
Other assets	16	19
Total assets	$7,919	24,996
Liabilities and Equity
Notes payable	$—	6,760
Other liabilities	1,739	5,800
Total liabilities	1,739	12,560
Total equity	6,180	12,436
Total liabilities and equity	$7,919	24,996

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$63,056	36,239	3
Cost of real estate inventory sold	(47,685)	(32,149)	—
Other expenses	(1,406)	(1,547)	(1,038)
Net earnings	13,965	2,543	(1,035)
Equity in net earnings of unconsolidated real estate joint venture - Sky Cove South	$2,394	633	(272)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Little Havana joint venture (in thousands):

	December 31,
	2023	2022
Assets
Cash	$—	718
Other assets	—	411
Total assets	$—	1,129
Liabilities and Equity
Other liabilities	$—	270
Total liabilities	—	270
Total equity	—	859
Total liabilities and equity	$—	1,129

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$—	255	—
Gain on sale of real estate	—	59,023	—
Other expenses	—	(2,369)	(82)
Net earnings (loss)	$—	56,909	(82)
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$—	8,689	—

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Miramar East/West joint venture (in thousands):

	December 31,
	2023	2022
Assets
Cash	$—	433
Other assets	—	438
Total assets	$—	871
Liabilities and Equity
Other liabilities	$—	118
Total liabilities	—	118
Total equity	—	753
Total liabilities and equity	$—	871

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$—	5,049	1,269
Gain on sale of real estate	—	143,217	—
Other expenses	—	(7,101)	(532)
Net earnings	$—	141,165	737
Equity in net earnings (loss) of unconsolidated real estate joint venture - Altis Miramar East/West	$47	13,950	(34)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Promenade joint venture (in thousands):

December 31,
	2023	2022
Assets
Cash	$—	—
Other assets	—	—
Total assets	$—	—
Liabilities and Equity
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	—
Total liabilities and equity	$—	—

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$—	—	2,589
Gain on sale of real estate	—	—	40,010
Other expenses	—	—	(2,635)
Net earnings	$—	—	39,964
Equity in net earnings of unconsolidated real estate joint venture - Altis Promenade	$147	230	5,178

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand Central joint venture (in thousands):

	December 31,
	2023	2022
Assets
Cash	$—	—
Real estate	—	—
Investment in Altis Grand Central JV	—	4,589
Other assets	—	—
Total assets	$—	4,589
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	4,589
Total liabilities and equity	$—	4,589

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$—	—	5,735
Gain on sale of equity interest in joint venture	—	—	53,537
Total expenses	—	—	(7,180)
Net earnings	—	—	52,092
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand Central	$—	—	6,182

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Altis Grand at the Preserve joint venture (in thousands):

December 31,
	2023	2022
Assets
Cash	$—	—
Real estate	—	—
Other assets	—	—
Total assets	$—	—
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	—
Total liabilities and equity	$—	—

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$—	—	1,965
Gain on sale of real estate	—	—	37,675
Other expenses	—	—	(3,476)
Net earnings	—	—	36,164
Equity in net earnings of unconsolidated real estate joint venture - Altis Grand at the Preserve	$—	114	4,977

9. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$35,732	29,001
Construction in progress	4,009	1,039
Office equipment, furniture, fixtures and software	32,535	27,722
Transportation	405	366
	72,681	58,128
Accumulated depreciation	(31,993)	(22,988)
Property and equipment, net	$40,688	35,140

During the years ended December 31, 2023, 2022, and 2021, the Company recognized approximately $9.4 million, $7.9 million, and $4.1 million, respectively, of depreciation expense related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company recognized a $0.9 million gain on the sale of the Hoffman's Chocolates manufacturing facility in Greenacres, Florida.

Renin's long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $14.1 million as of December 31, 2023.

As described in Note 2, the Company tests its long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such circumstances, the Company compares the estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts are in excess of the related undiscounted cash flows, the Company estimates the fair values of the applicable assets or asset groups and recognizes impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values.  During the years ended December 31, 2023 and 2022, the Company recorded impairment losses related to property and equipment of $615,000 and $238,000, respectively, which primarily related to leasehold improvements associated with IT’SUGAR retail locations for which the estimated cash flows from the locations were below the carrying amount of the related asset groups.

10. Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Balance, beginning of period	$18,414	18,414	8,277
Acquisition of the Altman Companies	31,233	—	—
IT'SUGAR emergence from bankruptcy	—	—	14,274
Purchase accounting adjustments relating to the acquisition of Colonial Elegance	—	—	(4,137)
Balance, end of period	$49,647	18,414	18,414

As described in Note 3, BBXRE acquired control and decision-making authority over the Altman Companies as of the Acquisition Date and consolidated the Altman Companies in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company recognized $31.2 million of goodwill related to the Altman Companies based on the difference between (i) the fair values of the Altman Companies’ identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date. The goodwill associated with the acquisition of the Altman Companies is included in the BBX Capital Real Estate category for segment reporting.

In June 2021, IT’SUGAR emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court. As a result of the confirmation and effectiveness of the plan and the revesting of its equity interests in IT’SUGAR, the Company was deemed to have reacquired a controlling financial interest in IT’SUGAR and consolidated the results of IT’SUGAR into its consolidated financial statements as of the Effective Date. The Company applied the acquisition method of accounting to the consolidation of IT’SUGAR on the Effective Date and recognized $14.3 million of goodwill. See Note 24 for further discussion of the IT’SUGAR bankruptcy proceedings and the Company’s application of the acquisition method of accounting to the consolidation of IT’SUGAR. The goodwill associated with reacquiring a controlling financial interest in IT’SUGAR is included in the BBX Sweet Holdings category for segment reporting.

In connection with Renin's acquisition of Colonial Elegance as of December 31, 2020, the Company reported a provisional purchase price allocation related to the acquisition and recognized $8.3 million of goodwill based on the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. During the year ended December 31, 2021, the Company finalized its valuation associated with Colonial Elegance and updated its purchase price allocation based on the final valuation, which resulted in the reduction of the goodwill associated with the acquisition of Colonial Elegance acquisition to $4.1 million. The goodwill associated with the Colonial Elegance acquisition is included in the Renin category for segment reporting.

Impairment Testing

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The evaluation of goodwill for impairment includes estimates, judgments and assumptions that we believe are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions, particularly in light of current economic and market conditions, which have been impacted by (i) disruptions and uncertainty in the U.S. and global economies and disruptions in global supply chains, and (ii) the inflationary environment and rising interest rates.

During the years ended December 31, 2023, 2022 and 2021, the Company determined that its goodwill was not impaired. As of December 31, 2023 and 2022, the Company estimated the fair values of its Altman Companies (with respect to the year ended December 31, 2023 only) Renin and IT’SUGAR reporting units. As part of these estimates, the Company applied an income approach utilizing a discounted cash flow methodology and, with respect to Renin and IT’SUGAR, a market approach utilizing a guideline public company and transaction methodology to estimate the fair values of the respective reporting units, and the estimated fair values obtained from the income and market approaches, as applicable, were compared and reviewed for reasonableness to determine a best estimate of the fair value of each reporting unit. The Company’s assessment of these reporting units for impairment required the Company to make estimates based on facts and circumstances as of December 31, 2023 and 2022 and assumptions about current and future economic and market conditions. With respect to the Altman Companies reporting unit, these assumptions included, among other things, (i) the number of development projects expected to be originated by the Altman Companies on an annual basis in future periods, (ii) a recovery in the market environment in which the Altman Companies operates and the ability of the Altman Companies to ultimately execute on its business plan, and (iii) the profits and fee income expected to be generated from current and future development projects. With respect to the Renin reporting unit, these assumptions included, among other things, (i) the stabilization of Renin’s gross margins over time, including an improvement in 2024 and a return to gross margins closer to historical averages thereafter, (ii) a recovery in sales from current sales volumes over time, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. With respect to the IT’SUGAR reporting unit, these assumptions included that, among other things, (i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future and (ii) IT’SUGAR will be able to continue to implement its long-term strategy to reinvest in and grow its business. However, as there is significant uncertainty in the current economic environment and how it may evolve and the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated value of its reporting units may change over time, which may result in the recognition of impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products and/or product margins of the Company’s reporting units, (iii) the inability of the Altman Companies to meet its targeted number of development projects expected to be originated by the Altman Companies on an annual basis in future periods and the expected profits and fee income from such projects, and/or (iv) a continuing reoccurrence of losses related to Altman Builders’ construction contracts in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
	2023	2022
Trademarks	$16,762	16,762
Customer relationships	18,752	18,752
Other	269	269
	35,783	35,783
Accumulated amortization	(8,944)	(6,378)
Total intangible assets	$26,839	29,405

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.  The weighted average amortization period for trademarks, customer relationships and other was 10.7 years, 9.8 years and 1.9 years, respectively, with an overall weighted average amortization period of 10.1 years.

Amortization Expense

During the years ended December 31, 2023, 2022, and 2021, the Company recognized approximately $2.6 million, $2.6 million and $2.3 million, respectively, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2023 (in thousands):

Years Ending December 31,	Total
2024	$2,575
2025	2,575
2026	2,575
2027	2,569
2028	2,569

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including amortizable intangible assets and asset groups that include amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or assets groups may not be recoverable. The Company tested certain asset groups associated with certain of its businesses that included amortizable intangible assets for recoverability during the years ended December 31, 2023, 2022, and 2021, and determined that the estimated undiscounted future cash flows exceeded the carrying amounts of the asset groups. Accordingly, the Company did not recognize any impairment losses associated with its intangible assets during the years ended December 31, 2023, 2022, and 2021.

11. Leases

BBX Capital and its subsidiaries are lessees under various operating leases for retail stores, office space, equipment, and vehicles. Many of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to seven years, the exercise of which is generally at the Company’s discretion. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the leased location, including in some cases based on a specified percentage of all sales at the leased location and in other cases based on a specified percentage of sales over contractually specified sales levels. Further, other lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

	As of	As of
	December 31, 2023	December 31, 2022
Operating lease assets	$117,894	110,082
Operating lease liabilities	$136,758	126,842
Weighted average remaining lease term (years)	7.0	6.3
Weighted average discount rate (1)	5.5%	4.9%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Fixed lease costs	$27,732	22,909
Short-term lease costs	410	1,459
Variable lease costs	7,930	9,103
Total operating lease costs	$36,072	18,846

Included in the Company’s statement of cash flows under operating activities for the years ended December 31, 2023, 2022 and 2021 was $26.6 million, $20.7 million and $9.2 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2023 and 2022, the Company obtained $29.8 million and $40.0 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

Period Ending December 31,
2024	$27,289
2025	26,009
2026	22,734
2027	20,227
2028	17,643
After 2027	53,138
Total lease payments	167,040
Less: interest	30,282
Present value of lease liabilities	$136,758

The above operating lease payments exclude $6.9 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including right-of-use assets and asset groups that include right-of-use assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such circumstances, the Company compares the estimated undiscounted cash flows expected to result from the use of such asset groups with their respective carrying amounts, and to the extent that such carrying amounts are in excess of the related undiscounted cash flows, the Company estimates the fair values of the applicable asset groups and recognizes impairment losses based on the excess of the carrying amounts of such asset groups over their estimated fair values. In certain circumstances, the Company estimates the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss should be allocated to such assets.  The Company did not record any impairment losses related to right-of-use assets during the years ended December 31, 2023, 2022 and 2021.

12. Other Assets

The Company’s other assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid assets	$9,509	5,941
Equity investments - cost method	2,439	2,886
Loans receivable	2,176	2,909
Interest rate cap	697	-
Certificate of deposit	-	5,000
Receivables from related parties	2,209	1,609
Other	2,561	3,108
Total other assets	$19,591	21,453

Equity Investments – Cost Method

The Company has equity investments in limited partnerships that are accounted for under the cost method of accounting. The fair values of these equity investments are not reasonably determinable, and there are not observable price changes in orderly transactions for identical or similar equity investments. As a result, the Company recognizes and measures these investments at cost, less impairments, if any. The Company evaluates its cost method investments to determine whether identified events or changes in circumstances indicate that the fair value of an investment is less than its carrying amount and that the investment is impaired.

Loans Receivable

The Company is an investor in portfolios of residential loans collateralized by mortgages serviced by financial institutions. The following table presents the carrying value of the Company’s loans receivable by loan type (in thousands):

	December 31,	December 31,
	2023	2022
First mortgage residential loans	$2,005	2,654
Second mortgage residential loans	171	255
Total residential loans	$2,176	2,909

As of December 31, 2023 and 2022, $1.5 million and $2.3 million of the loans receivable were greater than 90 days past due, and as of December 31, 2023, $1.3 million of the loans receivable were in the process of foreclosure. The Company recognizes interest income on loans receivable on a cash basis as the residential loans are collateral dependent.

Pursuant to the servicing agreements for these loans, the financial institutions are required to advance principal and interest on delinquent loans to the Company up to the collateral value of the delinquent loans as determined by the financial institutions. Included in other liabilities as of December 31, 2023 and 2022 was $2.4 million and $3.0 million, respectively, of principal and interest advances on delinquent loans from financial institutions.

Interest Rate Cap

The Altra Kendall real estate joint venture entered into an interest rate cap contract as an economic hedge for which hedge accounting was not elected and the changes in the fair value of the interest rate cap are recognized in other income in the Company statement of operations and comprehensive loss for the year ended December 31, 2023.

13. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2023			December 31, 2022
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$143	2.40 - 3.75%	(1)	$2,031	2.40 - 3.75%	(1)
TD Bank Term Loan and Line of Credit	24,950	12.83%	(2)	34,509	8.95%	(2)
Regions Bank Revolving Line of Credit	4,716	7.00%	(3)	—	—	—
First Horizon Bank Revolving Line of Credit (5)	2,750	9.00%	(4)	2,250	8.00%	(4)
Comerica Letters of Credit (6)(7)	800	N/A	—	—	—	—
TD Bank Construction Loan (6)	27,321	7.59%	64,055	—	—	—
Other	241	7.59%	—	9	4.22%	—
Unamortized debt issuance costs	(116)			(256)
Total notes payable and other borrowings	$60,805			$38,543

(1)	Pledged assets consist of 6 and 85 lots in Phase 3 of the Beacon Lake Community Development as of December 31, 2023 and 2022, respectively.
(2)	The collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)	The collateral is $5.9 million of cash and cash equivalents held by BBXRE that is included in restricted cash in the Company's statement of financial condition as of December 31, 2023.
(4)	The collateral is a blanket lien on BBX Sweet Holdings’ assets.
(5)	BBX Capital is the guarantor on the line of credit.
(6)	ABBX is the guarantor on the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

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

The CDD bond obligations outstanding as of December 31, 2023 have fixed interest rates ranging from 2.40% to 3.75% and mature at various times during the years 2026 through 2052. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon the repayment of the obligation by the Company. Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2023 and 2022 was $0.1 million of construction funds receivable from the issuance of CDD bond obligations that the Company does not have the right of setoff on its CDD bond obligations. Construction funds receivable associated with the CDD bond obligations are reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

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

In  October 2023, the TD Bank Credit Facility was further amended to, among other things, temporarily increase availability under the revolving line of credit from $22.0 million to $24.5 million through November 2023. In connection with the amendment, BBX Capital contributed $1.3 million to Renin, and Renin used such funds to prepay a portion of the outstanding balance on the term loan under the TD Bank Credit Facility. However, notwithstanding the amendment and the repayment, Renin continued to not be in compliance with certain of the financial covenants under the TD Bank Credit Facility, and TD Bank did not waive such noncompliance or agree to amend the covenants. Accordingly, as of December 31, 2023, Renin was not in compliance with the financial covenant under the credit facility.

As of December 31, 2023, the amounts outstanding under the TD Bank credit facility were $17.7 million under the revolving line of credit and $7.3 million under the term loan.

On March 13, 2024, the TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million, and the proceeds from the amended and restated facility, along with certain capital contributions from BBX Capital, as described below, were utilized to repay the existing facility. Under the terms of the credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. Under the terms of the amended and restated facility, interest rates on amounts outstanding under the revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) the Term SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan are .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the agreement. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin must request from BBX Capital a capital contribution in the amount of the deficit. However, while Renin’s failure to obtain such capital contributions may result in events of default under the facility, BBX Capital is not under any obligation to TD Bank to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank.

If Renin is unable to maintain compliance with the covenants under the amended and restated facility, Renin may lose availability under its revolving line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

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

First  Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date in March 2025. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2023, the Company was in compliance with all financial covenants under the LOCS Credit Facility.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies posts letters of credit instead of making cash deposits for contracts to acquire land for future development joint ventures, and the Company recognizes real estate predevelopment costs and a letter of credit obligation upon the issuance of letters of credit for such deposits. The letters of credit are issued through a credit facility with Comerica Bank (the “Altman LOC Facility") to provide letters of credit on behalf of the Altman Companies of up to an aggregate amount of $4.0 million. The Altman LOC Facility expires in April 2024 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit originated under the facility. The letters of credit under the facility expire no later than one year after issuance and may be issued or re-issued prior to the expiration date in April 2024 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2024. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of December 31, 2023, the Altman Companies had one letter of credit outstanding with an aggregate balance of $0.8 million and was in compliance with the financial covenants under the facility.

TD Bank Construction Loan - Altra Kendall Construction Loan Facility

In November 2022, the Altra Kendall joint venture entered into a construction loan agreement (the "Altra Kendall Construction Loan Facility") with TD Bank which provides funding for development and construction costs associated with Altra Kendall up to a maximum principal amount of $75.0 million. The loan has an initial maturity date of November 29, 2026 but may be extended for two consecutive twelve months periods provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altra Kendall joint venture. The loan is subject to customary loan covenants, including a specified debt service coverage ratio, and ABBX has provided guarantees under the terms of the loan agreements. As of  December 31, 2023, the loan had an outstanding balance of $27.3 million, and the Altra Kendall joint venture was in compliance with the loan covenants under the facility.

As described in Note 8, as of and subsequent to January 31, 2023, the Company consolidates the Altra Kendall joint venture and includes the Altra Kendall Construction Loan Facility in notes payable and other borrowings in its consolidated statement of financial condition.

Scheduled Minimum Principal Payments on Notes Payable and Other Borrowings

The table below sets forth the contractual minimum principal payments of the Company’s notes payable and other borrowings during each of the five years subsequent to December 31, 2023 and thereafter (in thousands):

Notes Payable and Other Borrowings
2024	$10,257
2025	23,200
2026	27,321
2027	—
2028	—
Thereafter	143
Total	$60,921

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon the sale of real estate assets or other assets that serve as collateral on certain debt.

14. Income Taxes

The Company’s United States and foreign components of (loss) income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
U.S.	$(15,703)	51,437	66,575
Foreign	(6,020)	(8,646)	(2,334)
Total	$(21,723)	42,791	64,241

The Company’s (benefit) provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$454	12,117	10,672
State	—	3,630	2,855
	454	15,747	13,527
Deferred:
Federal	(2,407)	(251)	3,234
State	(107)	(347)	414
	(2,514)	(598)	3,648
(Benefit) provision for income taxes	$(2,060)	15,149	17,175

The table below sets forth a reconciliation of the difference between the (benefit) provision for income taxes and the amount that results from applying the federal statutory tax rate of 21% to income (loss) before income taxes (dollars in thousands):

	For the Years Ended December 31,
	2023		2022		2021
Income tax (benefit) provision at expected federal income tax rate (1)	$(4,562)	21.00%	8,986	21.00%	13,491	21.00%
Increase (decrease) resulting from:
Nondeductible executive and share-based compensation	2,239	-10.31%	1,451	3.39%	—	0.00%
Increase in valuation allowance	1,704	-7.84%	2,048	4.79%	427	0.66%
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	21	-0.10%	72	0.17%	31	0.05%
Nondeductible bankruptcy costs incurred by IT'SUGAR	—	0.00%	460	1.07%	248	0.39%
Provision for state taxes, net of federal effect	(107)	0.49%	2,521	5.89%	2,670	4.16%
Nondeductible gains on the consolidation of The Altman Companies and real estate joint ventures	(1,252)	5.76%	—	0.00%	—	0.00%
Other	(103)	0.47%	(389)	-0.91%	308	0.48%
(Benefit) provision for income taxes	$(2,060)	9.48%	15,149	35.40%	17,175	26.74%

(1)	Expected tax is computed based upon income (loss) before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	As of December 31,
	2023	2022	2021
Deferred federal and state tax assets:
Net operating loss carryforwards	$18,222	10,570	7,943
Book reserves for credit losses, inventory, real estate and property and equipment	1,169	1,257	1,450
Expenses recognized for books and deferred for tax	4,071	3,439	1,288
Operating lease liabilities	34,311	8,156	2,407
Investment in IT'SUGAR, LLC	—	458	2,060
Goodwill	1,111	—	—
Intangible assets	—	—	180
Other assets	111	334	332
Total gross federal and state deferred tax assets	58,995	24,214	15,660
Less deferred tax asset valuation allowance	(11,412)	(9,248)	(7,199)
Total deferred tax assets	47,583	14,966	8,461
Deferred federal and state tax liabilities:
Tax over book depreciation	(6,304)	(1,735)	(1,727)
Investment in partnerships	(2,468)	(335)	—
Operating lease assets	(29,655)	(7,965)	(2,610)
Intangible assets	(1,473)	(231)	—
Other liabilities	(491)	(441)	(348)
Total gross deferred federal and state tax liabilities	(40,391)	(10,707)	(4,685)
Net federal and state deferred tax assets	$7,192	4,259	3,776

In August 2023, the Company acquired IT'SUGAR's redeemable noncontrolling interest and IT'SUGAR became a wholly-owned subsidiary of the Company. Prior to August 2023 IT'SUGAR was a partnership and the Company recognized a deferred tax asset on the difference between the Company's book investment in IT'SUGAR and its tax basis investment in IT'SUGAR. Subsequent to the acquisition of the redeemable noncontrolling interest in IT’SUGAR, IT’SUGAR was no longer treated as a partnership for income tax purposes and is now consolidated in the Company’s consolidated income tax return resulting in the recognition of  IT'SUGAR deferred income tax assets and liabilities components in the above table. The recognition of IT'SUGAR's deferred income tax assets and liabilities components resulted in a $0.4 million increase in the Company's additional paid in capital in the Company statement of financial condition.

In January 2023, the Company acquired the remaining 50% interest in the Altman Companies. Subsequent to the acquisition, the Altman Companies is no longer treated as a partnership for income tax purchases and is consolidated in the Company’s consolidated income tax return resulting in the recognition of the Altman Companies deferred income tax assets and liabilities components in the above table.

The Company’s effective income tax rate was approximately 9%, 35%, and 27% during the years ended  December 31, 2023, 2022, and 2021, respectively. During the year ended  December 31, 2023, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to nondeductible executive and share-based compensation and an increase in the Canadian valuation allowance, partially offset by nondeductible gains recognized on the consolidation of the Altman Companies and real estate joint ventures sponsored by the Altman Companies. With respect to the acquisition of the Altman Companies, $16.8 million of the $31.2 million of goodwill recognized by the Company is tax deductible goodwill. During the year ended December 31, 2022, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes, an increase in the Canadian valuation allowance, and nondeductible executive compensation. During the year ended December 31, 2021, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, as of  December 31, 2023 a deferred tax valuation allowance of $11.4 million was established, which included $6.2 million related to federal and state net operating loss carryforwards (“NOL carryforwards”) and $5.2 million related to Canadian NOL carryforwards and other temporary differences. The change in the valuation allowance of $2.2 million was from an increase in the Canadian valuation allowance resulting from Renin taxable losses and an increase in state tax valuation allowance associated with certain state jurisdictions.

As of December 31, 2023, the Company had federal and Florida NOL carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the taxable income of the Company and its subsidiaries’. As such, a full valuation allowance has been established for these NOL carryforwards. In addition the Company’s Canadian operations have had cumulative taxable losses in recent years, and as a result, a full valuation allowance has been applied to these NOL carryforwards as of December 31, 2023 and 2022. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward. Federal and Florida NOLs subject to the SRLY Limitations expire in the years 2026-2034, and the Canadian NOLs expire in the years 2033-2042.

As of December 31, 2023, the Company also had $23.5 million federal NOL carryforwards that can be used against future taxable income that do not expire and $21.0 million of state NOL carryforwards that can be used against future state taxable income that expire in the years 2038-2043.

The Company recognizes liabilities for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2023.

The Company is subject to federal or state income tax examinations by tax authorities for the tax period from October 1, 2020 to December 31, 2020 and for tax years after 2020.

The Company was previously a party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH. Under this tax sharing agreement, the parties calculated their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes were used by another party to the agreement to offset its tax liability, the party providing the benefit would receive an amount for the tax benefits realized. However, this tax sharing agreement was terminated with respect to the Company upon the consummation of the spin-off. As of December 31, 2023, 2022 and 2021, no amounts were due to BVH pursuant to the tax sharing agreement.

BVH's federal tax filings, as well as certain of its state filings, covering tax periods prior to and including the spin-off of the Company from BVH are under examination, and accordingly, such examinations include an audit of the Company, including our subsidiaries. The Company has received requests for information in connection with at least one of these audits. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

15. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Revenue recognized at a point in time
Trade sales - wholesale	$118,449	149,129	164,315
Trade sales - retail	131,987	130,996	73,763
Sales of real estate inventory	12,912	27,794	65,479
Total revenue recognized at a point in time	263,348	307,919	303,557
Revenue recognized over time
Construction contract revenue	114,187	—	—
Real estate development management fees	7,586	—	—
Real estate property management fees	3,600	—	—
Total revenue recognized over time	125,373	—	—
Total revenue from customers	388,721	307,919	303,557
Interest income	9,180	5,993	6,413
Net gains on sales of real estate assets	2,210	24,289	643
Other revenue	1,146	3,844	2,984
Total revenues	$401,257	342,045	313,597

As of December 31, 2023, the Company had approximately $63.0 million and $30.5 million of estimated revenue expected to be recognized during the years ended December 31, 2024 and 2025, respectively, related to performance obligations on construction contracts that are partially unsatisfied.

	As of
	December 31,	December 31,	December 31,
Contract Assets	2023	2022	2021
Contingent purchase price receivable	$10,044	16,918	19,925
Cost and estimated earnings in excess of billings on uncompleted contracts (1)	1,031	—	—
Retainage receivable (1)	14,651	—	—
Uninstalled materials and deposits to purchase materials (1)	5,073	—	—
Total contract assets	$30,799	16,918	19,925
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts (1)	$10,733	—	—
Retainage payable (1)	16,859	—	—
Contingent purchase price due to homebuilders	625	625	625
Other	424	236	244
Total contract liabilities	$28,641	861	869

(1) The change in the contract asset and contract liabilities balances was due to the January 31, 2023 acquisition of the Altman Companies as further described in Note 3.

Contract Assets

Contingent purchase price receivables represent estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at BBXRE’s Beacon Lake Community Development. A contingent purchase price receivable and revenue from the sale of real estate inventory is recognized at the closing of the lot sale with the homebuilder. The contingent purchase price receivable is reversed when BBXRE receives payment from the homebuilder upon the closing of the sale of the home by the homebuilder. The timing of the receipt of the payment from the homebuilder is approximately six months to two years subsequent to the closing of the sale of the lot to the homebuilder.

Cost and estimated earnings in excess of billings on uncompleted construction or development contracts, which are associated with the Altman Companies, which was acquired in January 2023, represent revenues recognized in excess of amounts billed to customers. The amount represents work performed by BBXRE and not yet billed to the customer in accordance with the terms of the contract with the customer.  The amount reverses when the customer is billed. The amounts are reversed monthly.

Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed BBXRE estimates that $14.2 million and $0.5 million of the retainage receivable will be received during the years ended December 31, 2024 and 2025, respectively.

Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts, which areassociated with the Altman Companies, which was acquired in January 2023, represent the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. The amounts are reversed when the work is performed by BBXRE. The amount of revenue recognized that was included in the billings in excess of costs and estimated earnings on uncompleted contracts as of January 31, 2023 was $18.8 million during the eleven months ended December 31, 2023.

Retainage payable was associated with the acquisition of the Altman Companies in January 2023 is the amount withheld by the Company payable to subcontractors when certain milestones are reached or when the contract is completed.

The contingent purchase price due to homebuilders is variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to a homebuilder. The amount is reversed when BBXRE pays the homebuilders or the estimated amount is reversed due to lower construction costs than projected.

Concentration of Revenues with Major Customers

During the year ended December 31, 2023, Renin’s total revenues included $70.8 million of trade sales to three major customers and their affiliates and $42.5 million of revenues generated from outside the United States. Revenues from one customer of Renin represented $21.3 million, $49.6 million, and $50.3 million, of the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021, respectively, which represented 5.3%, 14.5% and 16.0% of the Company’s total revenues for the respective periods. Revenue from a second customer of Renin represented $32.3 million, $37.9 million and $42.8 million of the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021, respectively, which represented 8.0%, 11.1% and 13.6% of the Company’s total revenues during the respective periods. Revenue from a third customer of Renin represented $17.2 million, $19.6 million and $30.4 million, of the Company’s total revenues for the years ended December 31, 2023,  December 31, 2022, and December 31, 2021, respectively, which represented 4.3%, 5.7 % and 9.7% of the Company's total revenues for the respective periods.

During the year ended December 31, 2023 the Company generated $44.0 million of revenues from Canada.

During the year ended December 31, 2023, six real estate development projects in which the Company holds investments accounted for as unconsolidated VIEs accounted for approximately 30.3%, of the Company's total revenues.

16. Commitments and Contingencies

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2023.

Renin Supplier Dispute

In October 2020, Renin incurred approximately $6.0 million in costs for the expedited shipment of products to Renin from a foreign supplier and an additional $2.0 million in costs for the expedited shipment of product displays from the same supplier. The supplier had failed to deliver both the products and displays on the contractually agreed upon delivery schedule, and Renin incurred these costs, which were significantly in excess of the shipping costs that would have been incurred had such products been delivered on schedule, based on its belief that the costs were necessary in order for Renin to meet its obligations to one of its major customers. In December 2021, Renin and the foreign supplier settled the dispute and outstanding amounts due to the supplier for $4.2 million to be paid by Renin to the supplier in two equal installments in December 2021 and June 2022. As Renin had accrued a $8.1 million liability for amounts due to the supplier during the year ended December 31, 2022, Renin reduced its cost of trade sales by $2.9 million for the year ended December 31, 2021 and reduced the unamortized balance of its display contract asset by $1.0 million as of December 31, 2022. BBX Capital contributed a total of $4.0 million of capital to Renin to fund the December 2021 and June 2022 settlement payments to the foreign supplier.

Other Commitments, Contingencies, and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease agreement executed by Renin which expires November 2029 with respect to base rents of $7.0 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 13 for additional information regarding these obligations.
●	As described in Note 8, ABBX is a consolidated VIE which provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $120.0 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of December 31, 2023, ABBX has $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of December 31, 2023 as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of the Acquisition Date and December 31, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies and ABBX, the construction completion guarantees reflect guarantees of the Altman Companies' own performance as the developer of such communities.
●	As described in Note 8, in connection with the formation of the BBX Park at Delray, BBX Logistics Properties established BIG to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by BBX Logistics Properties and contributed $5.0 million of cash and cash equivalents to BIG. Although the BBX Park at Delray joint venture does not currently have any outstanding indebtedness, and BIG has not provided any guarantees on indebtedness, BIG provided construction completion and cost overrun guarantees to the joint venture. Under the terms of the guarantees provided to the joint venture, BIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BIG are included in restricted cash in the Company's consolidated statement of financial condition as of December 31, 2023. In the context of the Company’s consolidated financial statements, which include the financial statements of BBX Logistics Properties, which is the administrative managing member of the BBX Park at Delray joint venture, and BIG, the construction completion and cost overrun guarantees reflect guarantees of BBX Logistics Properties own performance as the developer and administrative managing member of BBX Park at Delray.

17. Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The sponsorship of three of the BBX Capital Corporation Employee Retirement Plans under Internal Revenue Code Section 401(k) was transferred to the Company on September 30, 2020 in connection with the spin-off and the Altman Companies maintains a separate Code Section 401(k) plan. Although there are variations in the eligibility requirements and match amounts under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2023, an eligible employee under the plans is entitled to contribute up to $22,500, while an eligible employee over 50 years of age was entitled to contribute up to $30,000. The Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vest immediately. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expenses of approximately $1.0 million, $0.5 million and $0.4 million for contributions to its 401(k) plans, respectively.

18. Common Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize BBX Capital to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of BBX Capital’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but is greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 73% and 27%, respectively, at December 31, 2023.

Tender Offers

In May 2021, BBX Capital commenced a cash tender offer to purchase up to 4,000,000 shares of its Class A Common Stock at a purchase price of $6.75 per share, and in June 2021, BBX Capital amended the terms of the tender offer to increase the purchase price from $6.75 per share to $8.00 per share and reduce the number of shares sought to be purchased from 4,000,000 shares to 3,500,000 shares. In July 2021, BBX Capital purchased 1,402,785 shares of its Class A Common Stock pursuant to the cash tender offer at a purchase price of $8.00 per share for an aggregate purchase price of approximately $11.4 million, including fees and expenses. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.3% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

In November 2022, BBX Capital commenced a cash tender offer to purchase up to 1,000,000 shares of its Class A Common Stock at a purchase price of $10.00 per share. In accordance with the terms and conditions of the tender offer, including the Company’s right to accept the tender of additional shares up to an amount equal to two percent of the outstanding shares of the Company’s Class A Common Stock outstanding upon the commencement of the tender offer, the Company purchased a total of 1,200,000 shares of its Class A Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $12.1 million, including fees and expenses. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 9.8% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 7.5% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

In December 2023, BBX Capital commenced a cash tender offer to purchase up to 500,000 shares of its Class A Common Stock at a purchase price of $8.00 per share. In accordance with the terms and conditions of the tender offer, including the Company’s right to accept the tender of additional shares up to an amount equal to two percent of the outstanding shares of the Company’s Class A Common Stock outstanding upon the commencement of the tender offer, the Company purchased a total of 726,043 shares of its Class A Common Stock at a purchase price of $8.00 per share for an aggregate purchase price of approximately $5.9 million, including fees and expenses. At the time that the tender offer was completed, the shares purchased in the tender offer represented approximately 6.4% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 4.8% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock.

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

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, under this share repurchase program at an average cost of $9.27 per share, including fees and expenses. During the year ended December 31, 2023, the Company did not repurchase any shares under the share repurchase program.

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

On October 1, 2023, 328,141 restricted shares of Class A Common Stock and 68,343 restricted shares of Class B Common Stock vested at a fair value of $2.4 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock as of September 30, 2022 of $7.20 per share. In October 2023, award recipients surrendered a total of 181,246 shares of Class A Common Stock to BBX Capital to satisfy a tax withholding obligation of $1.1 million associated with the vesting. The Company retired the surrendered shares.

BBX Capital had 465,789 and 68,343 of unvested restricted shares of Class A Common Stock and Class B Common Stock outstanding at December 31, 2023. The weighted average remaining service period for the outstanding unvested restricted stock awards was 12 months at December 31, 2023. The unrecognized compensation expense for the outstanding unvested restricted stock awards at December 31, 2023 was $4.2 million. There were 715,565 and 94,971 shares of Class A Common Stock and Class B Common Stock available to be issued under the 2021 Plan as of December 31, 2023.

On January 16, 2024, the Compensation Committee of BBX Capital’s board of directors granted awards of 414,986 restricted shares of Class A Common Stock to the Company’s executive and non-executive officers under the 2021 Plan. The aggregate grant date fair value of the January 2024 awards was $3.8 million (a weighted average per share fair value of $9.11), and the shares vest ratably in annual installments of approximately 138,328 shares over three periods beginning on October 1, 2024.

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

19. Noncontrolling Interests and Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest

The Company's redeemable noncontrolling interests consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
IT'SUGAR	$—	4,414
ABBX	5,040	—
Total other noncontrolling interests	$5,040	4,414

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

Prior to June 30, 2023, the redeemable noncontrolling interest in IT’SUGAR was deemed to be not currently redeemable but probable of becoming redeemable in a future period, and as a result, the Company previously measured the redeemable noncontrolling interest by accreting changes in the estimated redemption value of such interest to the earliest redemption date and adjusting the carrying amount of such interest to equal the calculated value in the event it was in excess of the carrying amount of such interest at such time. However, in June 2023, the Company and the executive officer commenced discussions about his ongoing employment with IT’SUGAR, which provided the executive officer the ability to exercise his right to require the Company to purchase his Class B Units for cash for an amount equal to the greater of the estimated fair market value of such units determined in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the time of the Company’s initial acquisition of IT’SUGAR in June 2017. As a result, as of June 30, 2023, the Class B Units were deemed to be currently redeemable and were measured at their estimated net redemption amount of $4.7 million.

In August 2023, the Company acquired the executive officer’s Class B Units in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company. Pursuant to the terms of the agreement between the Company and the executive officer, the Company paid $3.3 million of cash consideration to the executive officer upon the acquisition of the noncontrolling interest and will pay the remaining amount in cash in installments in July 2024 and July 2025. The Company accounted for the acquisition of the noncontrolling interest in IT'SUGAR as an equity transaction and recognized a liability in the Company’s statements of financial condition for the remaining purchase consideration due to the executive officer. In addition, as of and subsequent to the acquisition of the noncontrolling interest in IT’SUGAR, IT’SUGAR is no longer treated as a partnership for income tax purposes and is now consolidated in the Company’s consolidated income tax return. In June 2023, the Company also recognized $0.8 million of accrued expenses related to amounts that will be paid to the executive officer over a period of 15 months pursuant to his employment agreement with the Company.

ABBX

As of December 31, 2023, the Company’s consolidated statement of financial condition included a redeemable noncontrolling interest of $5.0 million, which relates to a redeemable noncontrolling interest owned by Mr. Altman in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interest in ABBX may be redeemed for cash upon contingent events outside of the Company’s control.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Consolidated real estate VIEs	$54,707	(4)
AMC	138	—
Restaurant	123	230
Total other noncontrolling interests	$54,968	226

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
IT'SUGAR	$(64)	20	141
ABBX	220	—	—
Consolidated real estate VIEs	841	(51)	(31)
Altman Management Company	84	—	—
IT'SUGAR FL II, LLC (1)	—	(461)	(185)
Restaurant	54	114	230
Net income (loss) attributable to noncontrolling interests	$1,135	(378)	155

(1) IT’SUGAR FL II, LLC operates IT’SUGAR’s retail location in Hawaii and was a VIE through December 2022. IT'SUGAR acquired the noncontrolling interests in IT’SUGAR FL II, LLC, and it became a wholly owned subsidiary of IT'SUGAR as of December 31, 2022.

20. Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Basic (loss) earnings per common share
Numerator:
Net (loss) income	$(19,663)	27,642	47,066
Net (income) loss attributable to noncontrolling interests	(1,135)	378	(155)
Net (loss) income available to shareholders	$(20,798)	28,020	46,911
Denominator:
Weighted average number of common shares outstanding	14,411	15,471	17,840
Basic (loss) earnings per share	$(1.44)	1.81	2.63
Diluted (loss) earnings per share
Numerator:
Net (loss) income available to shareholders	(20,798)	28,020	46,911
Allocation of income to options on noncontrolling interests in real estate joint ventures	(103)	—	—
Diluted net (loss) income available to shareholders	$(20,901)	$28,020	$46,911
Denominator:
Basic weighted average number of common shares outstanding	14,411	15,471	17,840
Effect of dilutive restricted stock awards	—	37	—
Diluted weighted average number of common shares outstanding	14,411	15,508	17,840
Diluted (loss) earnings per share	$(1.44)	1.81	2.63

During the year ended December 31, 2023, 534,132 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the year ended December 31, 2022, there were no anti-dilutive restricted stock awards. There were no restricted stock awards outstanding during the year ended December 31, 2021.

21. Fair Value Measurement

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2023 and 2022 except for securities available for sale as further described in Note 4.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,277	90,277	90,277	—	—
Restricted cash	21,307	21,307	21,307	—	—
Securities available for sale	44,576	44,576	43,751	825	—
Note receivable from BVH	35,000	35,000	—	—	35,000
Interest rate caps	697	697	—	697	—
Financial liabilities:
Notes payable and other borrowings	60,805	60,771	—	—	60,771

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2022	2022	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$127,581	127,581	127,581	—	—
Restricted cash	750	750	750	—	—
Certificate of deposit	5,000	5,000	—	5,000	—
Securities available for sale	18,548	18,548	13,091	5,457	—
Note receivable from BVH	50,000	46,635	—	—	46,635
Financial liabilities:
Notes payable and other borrowings	38,543	37,997	—	—	37,997

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

The estimated fair value of the Company’s note receivable from BVH was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate as impacted by the repayment in full of the note in January 2024.

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

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of December 31, 2023. The Altra Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.  The gains and losses on the interest rate cap is included in other income in the Company's statement of operations and comprehensive (loss) income.

The Company’s financial instruments also include trade accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate their fair values due to their short-term maturities.

The Company is exposed to credit related losses in the event of non-performance by counterparties to the financial instruments with a maximum exposure equal to the carrying amount of the assets. The Company’s exposure to credit risk consists of accounts receivable balances and its BVH note receivable.

22. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 84% of BBX Capital’s total voting power. Mr. Alan B. Levan previously also served as the Chairman, Chief Executive Officer, and President of BVH, Mr. Abdo previously also served as Vice Chairman of BVH, Mr. Jarett Levan and Mr.  Seth M. Wise also previously served as directors of BVH.  On January 17, 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”). The Transition Services Agreement between BBX Capital and BVH entered into in connection with the spin-off of the Company and BVH in 2022 was terminated upon consummation of the acquisition and Mr. Alan Leven, Mr. Abdo, Mr. Jarett Levan and Mr. Wise resigned as Directors and officers of BVH and its subsidiaries.  The amount receivable from BVH was $0.3 million and $0.4 million as of December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, 2022 and 2021, respectively, the Company recognized $1.8 million, $2.0 million, and $1.2 million, respectively, of income for providing office space, risk management, and management advisory services to BVH. During the year ended December 31, 2021, the Company paid $158,000 for office space provided by BVH to the Company. BVH ceased providing office space to the Company in March 2021, and the Company began providing office space to BVH in November 2021. The amounts paid or reimbursed are an allocation of the actual cost of providing the services or space. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space pursuant to the now terminated Transition Services Agreement.

The Company provides management services to the Altman Companies for which the Company recognized $0.3 million net of services provided to the Company by the Altman Companies for each of the years ended December 31, 2022 and 2021 in return for such services. The Company began providing office space to the Altman Companies in June 2022 and accrued $210,000 of amounts due from the Altman Companies related to such space for the year ended December 31, 2022. Subsequent to January 31, 2023, the fees for these services were eliminated in consolidation.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's consolidated statement of operations and comprehensive (loss) income from these affiliates during the year ended December 31, 2023 were $11.2 million. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $114.2 million of revenue for these services during the year ended December 31, 2023. Included in the Company's statement of financial condition as of December 31, 2023 was $13.5 million, $30.8 million and $28.6 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

During the years ended December 31, 2023, 2022 and 2021, the Company paid Abdo Companies, Inc. approximately $179,000, $175,000 and $160,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

A subsidiary of BBXRE recognized $0.3 million interest income on loans receivable from IT’SUGAR for the year ended December 31, 2021, which was eliminated in consolidation. Interest income of $0.1 million on loans receivable from IT’SUGAR for the period beginning on January 1, 2021 to June 16, 2021 was not eliminated in consolidation as the Company did not consolidate IT’SUGAR during this period. See Note 24 for further discussion.

Certain of the Company's executive officers (i) have made investments with their personal funds as non-managing members in the Altra Kendall joint venture that is consolidated in the Company's financial statements and (ii) may in the future make similar investments as non-managing members in real estate joint ventures sponsored by the Altman Companies. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which BBXRE will be entitled as the managing member. With respect to the Altra Kendall joint venture that is consolidated in the Company’s financial statements, these investments held by the executive officers are reflected as noncontrolling interests in the Company’s consolidated statement of financial position. However, the accounting for any such investments in future projects will depend on whether the managing member entity of such projects consolidates the underlying real estate joint venture. In addition, pursuant to the terms of their employment agreements, two executive officers of the Altman Companies have previously invested their personal funds in the managing member of real estate joint ventures sponsored by the Altman Companies, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

The Altman Companies and BBX Logistics Properties have each established an employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies or BBX Logistics Properties, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by the Altman Companies or BBX Logistics Properties, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures to employees that are funded by loans provided by the Altman Companies or BBX Logistics Properties that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $1.1 million, for the year ended December 31, 2023, and the unrecognized compensation expense related to these awards was $1.5 million.

Upon the consummation of the spin-off, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement.

The Transition Services Agreement which was effective as of September 30, 2020 generally set out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services to be provided to one another after the spin-off. The Transition Services Agreement established a baseline charge for certain categories or components of services to be provided, which were at cost unless the parties mutually agreed to a different charge. The Transition Services Agreement was  terminated upon the acquisition of BVH by HGV on January 17, 2024.

The Tax Matters Agreement generally set out the respective rights, responsibilities, and obligations of BVH and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocated responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, BVH was generally liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital was responsible) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital was responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of BVH arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with the spin-off). BBX Capital was responsible for any transfer taxes incurred in the spin-off. Each of BVH and BBX Capital agreed to indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses. The Tax Matters Agreement was terminated upon the acquisition of BVH by HGV on January 17, 2024.

As further described in Note 1, in connection with the spin-off, BVH also issued a $75.0 million note payable to BBX Capital that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were to become due and payable on September 30, 2025 or earlier upon certain other events. In  December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. The $0.9 million discount is included as a reduction to interest income in the Company's statement of operations and comprehensive (loss) income for the year ended December 31, 2023. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s consolidated statement of operations and comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $3.0 million and $4.5 million, respectively, relating to accrued interest on the note receivable from BVH As described above, on January 17, 2024 BVH was acquired by HGV, and the $35.0 million outstanding balance of the note payable owed to the Company was paid in full.

23. Segment Reporting

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

In the segment information for the years ended December 31, 2023, 2022, and 2021, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the note receivable from BVH, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2023 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	141,328	101,073	8,062	(27)	250,436
Sales of real estate inventory	12,912	—	—	—	—	12,912
Revenue from construction contracts	114,187	—	—	—	—	114,187
Real estate development and property management fees	11,186	—	—	—	—	11,186
Interest income	8,017	—	—	—	1,163	9,180
Net gains on sales of real estate assets	2,210	—	—	—	—	2,210
Other revenue	203	2	—	1,630	(689)	1,146
Total revenues	148,715	141,330	101,073	9,692	447	401,257
Costs and expenses:
Cost of trade sales	—	91,026	91,145	2,623	(27)	184,767
Cost of real estate inventory sold	3,071	—	—	—	—	3,071
Cost of revenue from construction contracts	122,360	—	—	—	—	122,360
Interest expense	104	1,564	4,596	4	(3,126)	3,142
Recoveries from loan losses, net	(3,594)	—	—	—	—	(3,594)
Impairment losses	—	615	—	—	—	615
Selling, general and administrative expenses	25,279	60,144	15,038	7,878	27,774	136,113
Total costs and expenses	147,220	153,349	110,779	10,505	24,621	446,474
Operating income (losses)	1,495	(12,019)	(9,706)	(813)	(24,174)	(45,217)
Equity in net earnings of unconsolidated real estate joint ventures	4,219	—	—	—	—	4,219
Gain on the consolidation of The Altman Companies	3,746	—	—	—	—	3,746
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—	—	—	12,017
Other income (expense)	923	333	(5)	2,272	504	4,027
Foreign exchange (loss) gain	—	(20)	(495)	—	—	(515)
Income (loss) before income taxes	$22,400	(11,706)	(10,206)	1,459	(23,670)	(21,723)
Total assets	$354,815	173,190	84,483	6,079	55,675	674,242
Expenditures for property and equipment	$59	13,519	1,331	167	25	15,101
Depreciation, amortization and accretion	$(2,111)	7,953	3,484	172	1,350	10,848
Debt accretion and amortization	$80	37	59	—	—	176
Cash and cash equivalents	$66,383	3,934	1,966	1,839	16,155	90,277
Investments in and advances to unconsolidated real estate joint ventures	$44,076	—	—	—	—	44,076
Goodwill	$31,233	14,274	4,140	—	—	49,647
Notes payable and other borrowings	$28,259	21,283	24,839	—	(13,576)	60,805

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2022 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	139,718	131,951	8,470	(14)	280,125
Sales of real estate inventory	27,794	—	—	—	—	27,794
Interest income	3,617	—	—	—	2,376	5,993
Net gains on sales of real estate assets	24,289	—	—	—	—	24,289
Other revenue	1,835	—	—	2,572	(563)	3,844
Total revenues	57,535	139,718	131,951	11,042	1,799	342,045
Costs and expenses:
Cost of trade sales	—	83,307	127,623	2,805	(14)	213,721
Cost of real estate inventory sold	11,463	—	—	—	—	11,463
Interest expense	—	1,015	3,588	2	(2,206)	2,399
Recoveries from loan losses, net	(4,835)	—	—	—	—	(4,835)
Impairment losses	311	238	—	—	—	549
Selling, general and administrative expenses	13,772	55,617	17,077	7,224	22,525	116,215
Total costs and expenses	20,711	140,177	148,288	10,031	20,305	339,512
Operating income (losses)	36,824	(459)	(16,337)	1,011	(18,506)	2,533
Equity in net earnings of unconsolidated real estate joint ventures	38,414	—	—	—	—	38,414
Other (expense) income	(7)	718	(57)	4	306	964
Foreign exchange gain	—	(70)	950	—	—	880
Income (loss) before income taxes	$75,231	189	(15,444)	1,015	(18,200)	42,791
Total assets	$225,786	161,337	102,601	7,134	65,983	562,841
Expenditures for property and equipment	$—	11,383	1,653	110	1,593	14,739
Depreciation and amortization	$(271)	6,629	3,344	140	371	10,213
Debt accretion and amortization	$261	61	128	—	—	450
Cash and cash equivalents	$107,069	7,246	1,060	2,643	9,563	127,581
Investments in and advances to unconsolidated real estate joint ventures	$49,415	—	—	—	—	49,415
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$1,946	18,150	47,838	9	(29,400)	38,543

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2021 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	84,215	146,255	7,616	(8)	238,078
Sales of real estate inventory	65,479	—	—	—	—	65,479
Interest income	2,048	36	—	—	4,329	6,413
Net gains on sales of real estate assets	643	—	—	—	—	643
Other revenue	1,504	—	—	2,045	(565)	2,984
Total revenues	69,674	84,251	146,255	9,661	3,756	313,597
Costs and expenses:
Cost of trade sales	—	52,497	130,366	2,291	(8)	185,146
Cost of real estate inventory sold	29,690	—	—	—	—	29,690
Interest expense	—	429	1,830	2	(822)	1,439
Recoveries from loan losses, net	(7,774)	—	—	—	—	(7,774)
Impairment losses	—	38	—	—	—	38
Selling, general and administrative expenses	7,587	31,524	15,857	5,978	15,068	76,014
Total costs and expenses	29,503	84,488	148,053	8,271	14,238	284,553
Operating income (losses)	40,171	(237)	(1,798)	1,390	(10,482)	29,044
Equity in net earnings of unconsolidated real estate joint ventures	18,154	—	—	—	—	18,154
Gain on the consolidation of IT'SUGAR, LLC	—	15,890	—	—	—	15,890
Other (expense) income	(14)	131	—	—	224	341
Foreign exchange gain	—	—	812	—	—	812
Income (loss) before income taxes	$58,311	15,784	(986)	1,390	(10,258)	64,241
Total assets	$179,619	143,916	101,647	7,745	100,428	533,355
Expenditures for property and equipment	$—	4,283	3,099	185	959	8,526
Depreciation and amortization	$—	3,181	3,037	118	122	6,458
Debt accretion and amortization	$737	21	113	—	—	871
Cash and cash equivalents	$66,558	9,792	1,369	2,937	37,389	118,045
Real estate equity method investments	$52,966	—	—	—	—	52,966
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$7,312	14,421	44,124	26	(11,000)	54,883

(1)	The above segment information includes the operations of IT’SUGAR as of June 17, 2021, the date the Company reconsolidated IT’SUGAR.

24. IT’SUGAR Bankruptcy

As a result of various factors, including government-mandated closures and Center for Disease Control and the World Health Organization advisories in connection with the COVID-19 pandemic, on September 22, 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the filings, the uncertainties surrounding the nature, timing, and specifics of the Bankruptcy Cases, and the Company’s resulting loss of control and significant influence over IT’SUGAR, the Company determined that IT’SUGAR is a VIE in which the Company is not the primary beneficiary and deconsolidated IT’SUGAR in connection with the filings. Following the deconsolidation of IT’SUGAR, the Company’s noncontrolling equity investment in IT’SUGAR was being accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In April 2021, IT’SUGAR filed its proposed plan of reorganization with the Bankruptcy Court. Following approval of the proposed plan by IT’SUGAR’s unsecured creditors, the Bankruptcy Court entered an order (the “Confirmation Order”) on June 16, 2021 confirming the plan of reorganization filed by IT’SUGAR, as modified by the Confirmation Order (the “Plan”), and the Plan became effective on June 17, 2021 (the “Effective Date”) and IT'SUGAR emerged from bankruptcy.

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

Remeasurement of Existing Investment in IT’SUGAR – As part of the acquisition method of accounting, the Company is required to remeasure the carrying value of its existing interests in IT’SUGAR at fair value as of the consolidation date, with the remeasurement adjustment recognized in the Company’s consolidated statement of operations and comprehensive (loss) income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of its investment in IT’SUGAR as of the consolidation date. The Company’s discounted cash flow methodology established an estimate of the fair value of IT’SUGAR by estimating the present value of the projected future cash flows to be generated from IT’SUGAR. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with IT’SUGAR. The most significant assumptions used in the discounted cash flow methodology to estimate the preliminary fair value of IT’SUGAR were the terminal value, the discount rate, and the forecast of future cash flows.

Redeemable Noncontrolling Interest – Redeemable noncontrolling interest represents a 9.65% interest in IT'SUGAR’s Class B Units adjusted for the cumulative Class A Units preferred return outstanding.

The results of operations of IT’SUGAR are included in the Company’s consolidated statement of operations and comprehensive (loss) income for the years ended December 31, 2023 and 2022, but are not included in the Company's consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2021 for the period from January 1, 2021 to June 16, 2021. The following table shows IT’SUGAR’s trade sales and income before income taxes included in the Company’s consolidated statements of operations and comprehensive (loss) income for the dates indicated (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Trade sales	$122,155	119,302	62,161
(Loss) Income before income taxes	$(7,273)	2,307	2,516

The following unaudited financial data presents the Company's actual revenues and earnings for the years ended December 31, 2023 and 2022 and the Company's pro forma revenues and earnings for the years ended December 31, 2021 as if the Company consolidated IT’SUGAR as a result of its emergence from bankruptcy on January 1, 2020 (in thousands):

	Actual		Pro Forma
	For the Years Ended December 31,
	2023	2022	2021
Trade sales	$250,436	$280,125	277,769
Income (loss) before income taxes	$(21,723)	$42,791	52,788
Income (loss)	$(19,663)	$27,642	39,690
Net income (loss) income attributable to shareholders	$(20,798)	$28,020	39,146

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

25. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, other than described elsewhere herein, there were no subsequent events identified that required recognition or disclosure

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2023, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment and Restatement of TD Bank Credit Facility

As described in further detail in Item 8 - Note 13 to this Annual Report, in October 2020, Renin Canada Corp. and Renin US LLC, each of which is a wholly-owned subsidiary of Renin Holdings, LLC (“Renin”), a wholly-owned subsidiary of BBX Capital, Inc. (“BBX Capital” or the "Company"), entered into a credit agreement (the “TD Bank Credit Facility”) with The Toronto-Dominion Bank (“TD Bank”), which included a term loan and a revolving line of credit. The TD Bank Credit Facility was previously amended six times.

On March 13, 2024, the TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million or its Canadian Dollar equivalent amount, subject to available collateral in the form of eligible accounts receivable, eligible inventory, and eligible equipment, and (ii) a term loan with an initial principal balance of $3.4 million. The proceeds from the amended and restated facility and approximately $3.3 million of equity contributions from BBX Capital, were utilized to repay the existing facility. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. Under the terms of the amended and restated facility, interest rates on amounts outstanding under revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan are .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the agreement. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin must request from BBX Capital a capital contribution in the amount of the deficit. However, while Renin’s failure to obtain such capital contributions may result in events of default under the amended and restated facility, BBX Capital is not under any obligation to TD Bank to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank.

If Renin is unable to maintain compliance with the covenants under the amended and restated facility, Renin may lose availability under its revolving line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

The foregoing description of the amendment to the TD Bank Credit Facility is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the amendment to the TD Bank Credit Facility, a copy of which is attached in Item 15 as Exhibit 10.64 to this Annual Report.

Executive Employment Agreements

On March 14, 2024, the Company entered into amended employment agreements for each of Alan B. Levan, Chairman of the Board, John E. Abdo, Vice Chairman of the Board, Jarett S. Levan, Chief Executive Officer and President, Seth M. Wise, Executive Vice President, and Brett Sheppard, Chief Financial Officer (collectively, the “Executive Officers”). The amendments of the Executive Officers’ agreements, which were approved by the Compensation Committee of the Board of Directors, (i) updated the terms of the Executive Officers’ compensation to reflect the amounts previously approved by the Compensation Committee and disclosed in the Company’s annual SEC filings and (ii) modified the amounts due to the Executive Officers upon death.

Under the terms of their respective amended employment agreements, each Executive Officer will continue to receive an annual base salary and be entitled to receive bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. In addition to the base salary and annual bonus opportunities, each Executive Officer is also entitled to receive long-term incentive compensation awards, including restricted stock and cash-based long-term incentive awards subject to ongoing vesting conditions, under the Company's 2021 Incentive Plan and other equity plans which may be adopted by the Company in the future. Under the amended employment agreements, Mr. Alan Levan and Mr. Abdo will each receive a base salary of $750,000, Mr. Jarett Levan and Mr. Wise will each receive a base salary of $900,000, and Mr. Sheppard will receive a base salary of $412,500. Mr. Alan Levan and Mr. Abdo will each have an annual bonus opportunity of up to 100% of his base salary, Mr. Jarett Levan and Mr. Wise will each have an annual bonus opportunity of up to 150% of his base salary, and Mr. Sheppard will have an annual bonus opportunity of up to 60% of his base salary, in each case as determined at the discretion of the Compensation Committee on an annual basis.

Under the prior employment agreements, each agreement would terminate upon the Executive Officer’s death, and the Executive Officer’s estate would be entitled to receive (i) his base salary through the date of his death and (ii) for Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, the prorated portion of the Executive Officer’s Annual Bonus through the date of his death and a death benefit equal to his annual base salary. In addition, pursuant to the terms of restricted stock awards previously granted to the Executive Officers, any unvested restricted stock awards previously granted to an Executive Officer would immediately accelerate and fully vest upon his death. Under the terms of the amended employment agreements, upon their death, the respective estates of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise will no longer be entitled to the prorated portion of the Executive Officer’s Annual Bonus through the date of his death or a death benefit equal to his annual base salary. Instead, under the amended employment agreements, each agreement will terminate upon the Executive Officer’s death, and the Executive Officer’s estate will only be entitled to receive (i) his base salary through the date of his death and (ii) the unvested portion of any restricted stock or cash-based long-term incentive awards granted to the Executive Officer prior to his death. Further, in the case of Mr. Sheppard, if his employment agreement is terminated by BBX Capital “Without Cause” or by the Executive Officer for “Good Reason,” in addition to other payments due to him under his existing employment agreement, all restricted stock or cash-based long-term incentive awards granted to him by BBX Capital but not yet vested as of the termination date, if any, will immediately accelerate and fully vest as of the termination date.

The foregoing description of the amended employment agreements for Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan, Mr. Wise, and Mr. Sheppard is a summary only and is qualified in its entirety by reference to the full text of the amended employment agreements, copies of which are attached in Item 15 as Exhibits 10.13, 10.14, 10.15, 10.16 and 10.17 to this Annual Report.

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2024 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2023. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2023 and 2022.

Consolidated Statements of Operations and Comprehensive (loss) Income for each of the years in the three year period ended December 31, 2023.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2023.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2023.

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

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Asset Purchase Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and the Colonial Elegance INC.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed October 27, 2020
3.1	Form of Articles of Incorporation of the Registrant	Exhibit 3.1 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
3.2	Form of Bylaws of the Registrant	Exhibit 3.2 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
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

Exhibit 10.7 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.5	Credit Facility Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 22, 2020
10.6	First Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of July 13, 2021, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed July 19, 2021
10.61	Second Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of November 9, 2021, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Form 10Q filed November 15, 2021
10.62	Fifth Amendment to 2020 TD Bank Credit Facility Agreement dated as of February 3, 2023	Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on February 9, 2023
10.63	Sixth Amendment to 2020 TD Bank Credit Facility Agreement dated as of October 3, 2023	Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on October 10, 2023
10.64	Amended and Restated Credit Agreement dated as of March 13, 2024	Filed with this Report
10.7

Operating Agreement of The Altman Companies, LLC, by and among, The Altman Companies, LLC, BBX Altman Operating Entities, LLC, Joel L. Altman, AMC Holdings Florida, Inc., Altman Development Corporation, and The Altman Companies, Inc., dated November 30, 2018

Exhibit 10.8 of Registrant’s Current Report on Form 10 Amendment No. 2 filed August 27, 2020
10.8	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 29, 2020
10.9	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.10	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed September 29, 2020
10.11	Transition Services Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed September 29, 2020

10.12	Promissory Note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 2, 2020
10.13	Employment Agreement between the Company and Alan B. Levan	Filed with this Report
10.14	Employment Agreement between the Company and John E. Abdo	Filed with this Report
10.15	Employment Agreement between the Company and Jarett S. Levan	Filed with this Report
10.16	Employment Agreement between the Company and Seth M. Wise	Filed with this Report
10.17	Employment Agreement between the Company and Brett Sheppard	Filed with this Report
10.18	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.19	Exit Credit Facility Term Loan Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.20	Exit Financing Security Agreement Between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.21	Bankruptcy Court Order Confirming the Plan of Reorganization for IT’SUGAR, LLC.	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.22	IT’SUGAR, LLC Plan of Reorganization.	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.23	BBX Capital 2021 Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2021

21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed with this Report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, Inc.
March 15, 2024	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 15, 2024
Alan B. Levan	Chairman of the Board

/s/ John E. Abdo		March 15, 2024
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 15, 2024
Jarett S. Levan	Chief Executive Officer and President

/s/ Seth M. Wise		March 15, 2024
Seth M. Wise	Executive Vice President and Director

/s/Brett Sheppard		March 15, 2024
Brett Sheppard	Chief Financial Officer

/s/Marcia Barry-Smith		March 15, 2024
Marcia Barry-Smith	Director

/s/Norman H. Becker		March 15, 2024
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 15, 2024
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 15, 2024
Steven M. Coldren	Director

/s/Gregory A. Haile		March 15, 2024
Gregory A. Haile	Director

/s/Willis N. Holcombe		March 15, 2024
Willis N. Holcombe	Director

/s/Tony P. Segreto		March 15, 2024
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 15, 2024
Neil A. Sterling	Director