Form 10-Q
period 2024-03-31
BBX Capital, Inc.
filed 2024-05-10
CIK 1814974

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 6, 2024 is as follows:

Class A Common Stock of $.01 par value, 10,491,111 shares outstanding.
Class B Common Stock of $.01 par value, 3,854,194 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents ($3,054 in 2024 and $4,521 in 2023 in variable interest entities (VIEs))	$108,208	90,277
Restricted cash ($10,055 in 2024 and $10,089 in 2023 in VIEs)	24,788	21,307
Securities available for sale, at fair value	30,549	44,576
Trade accounts receivable, net ($347 in 2024 and $385 in 2023 in VIEs)	20,412	18,341
Construction contracts receivable, net	9,205	13,525
Trade inventory, net	32,484	33,836
Real estate ($2,706 in 2024 and $2,688 in 2023 held for sale and $77,050 in 2024 and $64,055 in 2023 rental property under development in VIEs)	93,585	80,654
Investments in and advances to unconsolidated real estate joint ventures ($42,684 in 2024 and $39,821 in 2023 in VIEs)	47,080	44,076
Note receivable from Bluegreen Vacations Holding Corporation	—	35,000
Property and equipment, net	40,654	40,688
Goodwill	49,647	49,647
Intangible assets, net	26,227	26,839
Operating lease assets	118,382	117,894
Deferred tax asset, net	7,085	7,192
Contract assets	24,992	30,799
Other assets ($2,193 in 2024 and $990 in 2023 in VIEs)	24,592	19,591
Total assets	$657,890	674,242
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($42 in 2024 and $16 in 2023 in VIEs)	$24,449	31,012
Accrued expenses ($1,678 in 2024 and $349 in 2023 in VIEs)	32,902	40,700
Contract liabilities	25,885	28,641
Other liabilities ($1,799 in 2024 and $1,833 in 2023 in VIEs)	3,918	4,774
Operating lease liabilities	138,065	136,758
Notes payable and other borrowings ($41,169 in 2024 and $27,321 in 2023 in VIEs)	72,131	60,805
Total liabilities	297,350	302,690
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	5,027	5,040
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 10,110,336 in 2024 and 10,110,336 in 2023	101	101
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,785,851 in 2024 and 3,785,851 in 2023	38	38
Additional paid-in capital	313,190	311,847
Accumulated deficit	(14,791)	(1,755)
Accumulated other comprehensive income	760	1,313
Total shareholders' equity	299,298	311,544
Noncontrolling interests	56,215	54,968
Total equity	355,513	366,512
Total liabilities and equity	$657,890	674,242

(1)  BBX Capital's Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Trade sales	$58,445	63,714
Sales of real estate inventory	1,324	1,772
Revenue from construction contracts	16,447	25,037
Real estate development and property management fees	2,266	1,611
Interest income	2,096	2,517
Other revenue	389	347
Total revenues	80,967	94,998
Costs and expenses:
Cost of trade sales	41,551	47,407
Cost of real estate inventory sold	321	578
Cost of revenue from construction contracts	20,206	24,189
Interest expense	869	735
Recoveries from loan losses, net	(577)	(600)
Selling, general and administrative expenses	35,413	33,777
Total costs and expenses	97,783	106,086
Operating losses	(16,816)	(11,088)
Equity in net earnings of unconsolidated real estate joint ventures	41	1,104
Gain on the consolidation of The Altman Companies	—	6,195
Gain on the consolidation of investment in real estate joint ventures	—	10,855
Other income	945	2,170
Foreign exchange gain (loss)	471	(46)
(Loss) income before income taxes	(15,359)	9,190
Benefit (provision) for income taxes	2,707	(1,667)
Net (loss) income	(12,652)	7,523
Net (income) loss attributable to noncontrolling interests	(384)	380
Net (loss) income attributable to shareholders	$(13,036)	7,903
Basic (loss) earnings per share	$(0.94)	0.55
Diluted (loss) earnings per share	$(0.94)	0.55
Basic weighted average number of common shares outstanding	13,896	14,354
Diluted weighted average number of common shares outstanding	13,896	14,377
Net (loss) income	$(12,652)	7,523
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(7)	27
Foreign currency translation adjustments	(546)	11
Other comprehensive (loss) income, net	(553)	38
Comprehensive (loss) income, net of tax	(13,205)	7,561
Comprehensive (income) loss attributable to noncontrolling interests	(384)	380
Comprehensive (loss) income attributable to shareholders	$(13,589)	7,941

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net income excluding $205 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	7,903	—	(175)	7,728
Other comprehensive income	—	—	—	—	—	—	38	—	38
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,990	55,990
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,729	3,729
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(159)	(159)
Share-based compensation	—	—	—	—	1,017	—	—	110	1,127
Balance, March 31, 2023	10,629	3,724	$106	37	313,995	27,361	861	59,721	402,081

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512
Net loss excluding $64 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(13,036)	—	320	(12,716)
Other comprehensive loss	—	—	—	—	—	—	(553)	—	(553)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	653	653
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Share-based compensation	—	—	—	—	1,343	—	—	343	1,686
Balance, March 31, 2024	10,110	3,786	$101	38	313,190	(14,791)	760	56,215	355,513

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net (loss) income	$(12,652)	7,523
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recoveries from loan losses, net	(577)	(600)
Depreciation, amortization and accretion	2,535	2,688
Net (gain) loss on sales of real estate and property and equipment	(500)	74
Equity in net earnings of unconsolidated real estate joint ventures	(41)	(1,104)
Return on investment in unconsolidated real estate joint ventures	—	2,464
Gain on the consolidation of real estate joint ventures	—	(10,855)
Gain on the consolidation of The Altman Companies	—	(6,195)
Share-based compensation expense	1,686	1,139
Provision for excess and obsolete inventory	390	192
Change in deferred income tax asset, net	107	1,858
Changes in operating assets and liabilities:
Trade accounts receivable	(2,071)	(966)
Construction contracts receivable	4,320	3,647
Trade inventory	901	2,400
Real estate	(58)	(472)
Operating lease assets	5,481	5,174
Operating lease liabilities	(5,506)	(4,788)
Contract assets	6,062	2,906
Other assets	(3,594)	1,090
Accounts payable	(9,867)	(6,729)
Accrued expenses	(7,798)	(10,442)
Contract liabilities	(6,273)	(1,572)
Other liabilities	(1,400)	(1,089)
Net cash used in operating activities	(28,855)	(13,657)
Investing activities:
Return of investment in and advances to unconsolidated real estate joint ventures	401	1,303
Investments in unconsolidated real estate joint ventures	(3,364)	(804)
Purchases of securities available for sale	(9,831)	(44,400)
Redemptions of securities available for sale	24,250	15,451
Proceeds from repayment of loans receivable	597	931
Proceeds from the repayment of Bluegreen Vacations Holding Corporation note	35,000	—
Proceeds from sales of assets	306	—
Additions to real estate held-for-sale and held-for-investment	(6,591)	(2,174)
Purchases of property and equipment	(1,753)	(5,414)
Cash acquired in the consolidation of real estate joint ventures	—	29,146
Cash paid for The Altman Companies acquisition, net of cash received	—	(3,945)
Decrease in cash from other investing activities	(35)	(4)
Net cash provided by (used in) investing activities	38,980	(9,910)

(Continued)

	For the Three Months Ended
	March 31,
	2024	2023
Financing activities:
Repayments of notes payable and other borrowings	(4,536)	(4,723)
Proceeds from notes payable and other borrowings	15,978	2,783
Payments for debt issuance costs	(662)	(107)
Contributions from noncontrolling interests	653	3,729
Distributions to noncontrolling interests	(146)	(159)
Net cash provided by financing activities	11,287	1,523
Increase (decrease) in cash, cash equivalents and restricted cash	21,412	(22,044)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$132,996	106,287

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$977	702
Income taxes paid	252	664
Supplementary disclosure of non-cash investing and financing activities:
Miscellaneous receivable from sale of assets	255	—
Inventory transferred in sale of assets	61	—
Assumption of Community Development District Bonds by homebuilders	139	357
Operating lease assets obtained in exchange for new operating lease liabilities	7,177	15,760
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	108,208	95,022
Restricted cash	24,788	11,265
Total cash, cash equivalents and restricted cash	$132,996	106,287

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items and which operates in retail locations which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations throughout the United States, and one location in Canada, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. Through August 2023, the Company owned over 90% of the equity interests in IT'SUGAR. In August 2023, the Company acquired the remaining equity interest in IT’SUGAR, and IT’SUGAR became a wholly-owned subsidiary of the Company.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin also sources certain products and raw materials from China, Brazil, and certain other countries.

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent for the Company, its affiliates, and other third parties. In February 2023, the entity sold substantially all of the assets of its insurance agency business, although it continues to provide risk management advisory services to the Company and its affiliates. Through  January 2024, the Company's affiliates included Bluegreen Vacations Holdings Corporation ("BVH"), and the entity provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. ("HGV"), and although the Company's risk management entity is temporarily providing transition services related to risk management to BVH and HGV, the Company does not expect to continue providing such risk management advisory services to BVH or HGV following the temporary transition period. The fees earned by the entity for services provided to the Company are eliminated in consolidation.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its wholly-owned subsidiaries, other entities in which BBX Capital or its wholly-owned subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. Inter-company accounts and transactions have been eliminated in consolidation.

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, and Mr. Joel Altman continued to own the remaining 50% equity interest. On January 31, 2023 (the “Acquisition Date”), BBXRE acquired the remaining 50% equity interests in the Altman Companies, and the Altman Companies became a wholly-owned subsidiary of the Company. Prior to the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting. However, as of and subsequent to the Acquisition Date, the Company has consolidated the Altman Companies in its consolidated financial statements. As a result, the Company's statement of operations and comprehensive (loss) income, statement of changes in equity, and statement of cash flows for the three months ended March 31, 2023 reflects the activities of the Altman Companies under the equity method of accounting for the one month ended January 31, 2023 and includes the activities of the Altman Companies and its subsidiaries on a consolidated basis from February 1, 2023 to March 31, 2023.

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Also, these unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 15, 2024.

Use of Estimates

The preparation of financial statements prepared in conformity with GAAP require the Company to make estimates and assumptions, including assumptions about current and future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements, and actual results could differ materially from those estimates.

Due to, among other things, the impact and potential future impact of the current inflationary and geopolitical environment, rising interest rates, labor shortages, supply chain issues, ongoing economic uncertainty, and a possible recession, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) higher interest rates. In light of the uncertain duration and impact of current economic trends, the Company has maintained significant liquidity.  As of March 31, 2024, the Company’s consolidated cash and cash equivalent balances were $108.2 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $30.5 million.

Current inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia have resulted in supply chain issues, with the conflict in the Middle East further exacerbating inflationary trends and supply chain disruptions. The impact of the 525 basis point increase in the federal funds rate since March 2022 and the wind-down of quantitative easing during 2023 has resulted in economic uncertainty. These conditions negatively affect our operating results by, among other things: (i) increasing interest expense on variable rate debt and any new debt, (ii) decreasing gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) reducing the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) increasing overall operating expenses due to increases in labor and service costs, (v) decreasing customer demand for our products, (vi) shifting customer behavior as consumers experience higher borrowing costs, including mortgage borrowings, and (vii) increasing the risk of impairments as a result of declining valuations.

While we have taken steps to increase the prices of our products, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin. There is no assurance that the Company’s operating subsidiaries will be able to continue to increase prices in response to increasing costs, which could have a material adverse effect on the Company’s results of operations and financial condition.

BBXRE real estate assets are located in Florida, and economic conditions in the Florida real estate market could adversely affect our earnings and financial condition. BBXRE has experienced a significant increase in commodity and labor prices, and a shortage of available labor, which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates have had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Higher rates have also had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors are impacting BBXRE’s results of operations, and we expect that they could continue to have an adverse impact on its operating results in future periods.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR has experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that impacted its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has had to slow the pace of price increases due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, IT’SUGAR previously increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, which has increased the risk that IT’SUGAR may be unable to sell the products timely and the risk of inventory writedowns due to the slowdown in consumer demand. In addition, while IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty, IT’SUGAR will be required to closely manage its inventory levels in an effort to mitigate any negative impact on store sales. Additionally, IT’SUGAR has experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations.

Higher interest rates on borrowings, global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Renin increased its inventory levels in an effort to ensure that it can meet customer demand. However, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns.

The impact of these factors have contributed to Renin's inability to comply with covenants under its credit facility with TD Bank.  In the past Renin was required to seek waivers and amendments to its facility from TD Bank. On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety. See Note 8 of the Company’s condensed consolidated financial statements included in Part 1of this report for additional information with respect to the amended TD Bank Credit Facility.  If Renin is unable to maintain compliance with the covenants under its amended and restated credit facility with TD Bank, Renin may lose availability under its revolving line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company's operations which had not been adopted as of January 1, 2024:

Accounting Standards Update ("ASU") ASU No. 2024-1, Compensation - Stock Compensations (Topic 718): Scope Application of Profits Interest and Similar Awards. This update addresses how entities determine whether a profits interest or similar award falls within the scope of ASC Topic 718, Stock Compensation or other guidance. This update is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods and should be applied either (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the standard. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the update on its consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This update requires that public business entities on an annual basis (i) disclose specific categories in the income tax rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate), (iii) disclose the amount of income taxes paid, net of refunds, disaggregated by federal, individual state jurisdictions, and individual foreign taxes in which the net taxes paid is equal to or greater than five percent of total income taxes paid, and (iv) disclose income or loss from continuing operations before income taxes disaggregated by domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign components. The update is effective for annual periods beginning after December 31, 2024, and early adoption is permitted for annual financial statements that have not yet been issued. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the update on its consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This update enhances the disclosures about segment expenses by requiring that public entities on an annual and interim basis (i) disclose significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. Early adoption is permitted. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the update on its consolidated financial statements.

ASU No. 2023-05, Business Combinations (Topic 805-60): Account for Joint Venture Formations - Recognition and Measurements. This update addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements, as there has been diversity in practice in how a joint venture accounts for the contributions it receives upon formation. Some joint ventures initially measure their net assets at fair value at the formation date, while other joint ventures initially measure their net assets at the venturers’ carrying amounts. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, the FASB decided to require joint ventures to apply a new basis of accounting upon formation based upon the recognition and measurement guidance in ASC Topic 805, Business Combinations. This update does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, although a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the statement on its consolidated financial statements.

2. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$29,720	—	(1)	29,719
Community Development District bonds	820	10	—	830
Total available-for-sale	$30,540	10	(1)	30,549

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,738	13	—	43,751
Community Development District bonds	820	5	—	825
Total available-for-sale	$44,558	18	—	44,576

Accrued interest receivable as of  March 31, 2024 and December 31, 2023 was $28,000 and $8,000, respectively. All U.S. Treasury and federal agency securities available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

3. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$20,608	18,563
Allowance for expected credit losses	(196)	(222)
Total trade accounts receivables	$20,412	18,341

The Company’s construction contract receivables consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Construction contracts receivable	$9,205	13,525
Allowance for expected credit losses	—	—
Total construction contracts receivable	$9,205	13,525

The entire balance of construction contracts receivable reflects receivables from affiliated real estate joint ventures in which the Company is the managing member.

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$5,605	5,569
Paper goods and packaging materials	1,564	1,571
Work in process	1,395	618
Finished goods	25,588	27,356
Total trade inventory	34,152	35,114
Inventory reserve	(1,668)	(1,278)
Total trade inventory, net	$32,484	33,836

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Real estate held-for-sale	$2,706	2,688
Real estate held-for-investment	2,984	2,981
Real estate inventory	6,239	6,117
Rental properties under development	77,050	64,055
Predevelopment costs	4,606	4,813
Total real estate	$93,585	80,654

Rental properties under development is comprised of $17.8 million of land and $59.3 million of construction in progress associated with the Altis Grand Kendall joint venture (previously referred to as the Altra Kendall joint venture), a consolidated VIE. During the three months ended March 31, 2024 and 2023, the Altis Grand Kendall joint venture capitalized $0.6 million and $0, respectively, of interest expense related to a construction loan with TD Bank.

6. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

Real Estate Joint Ventures Related to the Altman Companies and BBX Logistics

BBXRE invests in the managing member of real estate joint ventures sponsored by the Altman Companies and by BBX Logistics. In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in the managing member of each real estate joint venture to determine if such managing member entities are VIEs and, to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the structure of these entities, including the respective operating agreements governing these entities and any relevant financial agreements, the Company has determined that the managing member entities are VIEs due to the entities not having sufficient equity to finance their activities and that the Company has variable interests in these entities as a result of its equity investments in such entities. Further, the Company has determined that it is the primary beneficiary of the managing member entities and, as a result, consolidates the managing member entities. The Company’s conclusion that it is the primary beneficiary of these entities is primarily based on the determination that the Company has the power to direct activities of the entities that most significantly affect their economic performance. With respect to joint ventures sponsored by the Altman Companies, the Company prior to the Acquisition Date determined that it was not the primary beneficiary of certain managing member entities based on the fact that BBXRE and Mr. Altman shared decision-making authority for all significant operating and financing decisions related to such entities. However, as a result of the acquisition of the Altman Companies and Mr. Altman’s ongoing employment with the Altman Companies, the Company reevaluated its investments in these entities and determined that, as of and subsequent to the Acquisition Date, BBXRE and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of each of these entities and that BBXRE is the primary beneficiary of the managing member entities as it is the member of the related party group whose activities are most closely associated with the entities.

As a result of the above, the Company consolidates the managing members of the following real estate joint ventures:

●	Altis Lake Willis Phase 1
●	Altis Lake Willis Phase 2
●	Altis Grand at Suncoast
●	Altis Blue Lake
●	Altis Santa Barbara
●	Altis Grand Kendall
●	Altis Twin Lakes
●	Altis Grand Bay
●	BBX Park at Delray
●	BBX Park at Lakeland
●	BBX Park at Davie

As further described below under Unconsolidated VIEs, although the Company consolidates the managing member of the various real estate joint ventures sponsored by the Altman Companies and by BBX Logistics, the Company has generally determined that, other than with respect to the Altis Grand Kendall joint venture, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. However, with respect to the Altis Grand Kendall joint venture, the Company determined that the venture is a VIE in which the managing member is the primary beneficiary, as the managing member of the Altis Grand Kendall joint venture has the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altis Grand Kendall joint venture.

ABBX Guaranty, LLC (“ABBX”)

In 2018, BBXRE and Mr. Altman formed ABBX Guaranty, LLC (“ABBX”), a joint venture that provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, it is expected that BBXRE will acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX. Prior to the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company previously accounted for its investment in ABBX using the equity method of accounting. As a result of the acquisition of the Altman Companies, BBXRE reevaluated its investment in ABBX and determined that BBXRE and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of ABBX. Further, based on the Company's analysis of the facts and circumstances, the Company determined that BBXRE was the primary beneficiary of ABBX as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with ABBX. Accordingly, as of the Acquisition Date, the Company consolidated ABBX. See Note 14 for additional information regarding ABBX’s guarantees.

Altman Management

Altman Management ("AMC"), which provides property management services to the owners of multifamily apartment communities pursuant to property management agreements, including affiliates of the Altman Companies and unrelated third parties, was previously a wholly-owned subsidiary of the Altman Companies. In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner. The Altman Companies continues to serve as the managing member of AMC, but any major decisions requiring the approval of both parties. However, once the parties resolve certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognize noncontrolling interest related to RAM’s equity interest in AMC.

Altis Grand Bay

In January 2024, BBXRE, through various consolidated subsidiaries, formed Altman 11240 Biscayne Manager, LLC (“Manager”), a wholly owned subsidiary of BBXRE, to serve as the Manager of 11240 Biscayne Manager, LLC (the “Biscayne Manager joint venture”), a joint venture formed with HB Biscayne LLC (“HB”) and Salt Air Holdings, LLC (“Salt Air”). Upon the formation of the Biscayne Manager joint venture, an affiliate of BBXRE assigned a purchase and sale agreement for the acquisition of land in Miami, Florida to the joint venture, and the Biscayne Manager joint venture will initially incur predevelopment costs related to the potential acquisition and development of a 350 unit multifamily apartment community in Miami, Florida and seek to obtain equity and debt financing for the potential development of the community. Upon obtaining entitlements, permitting, and financing, the joint venture expects that it will form a joint venture with third party investors in which the Biscayne Manager joint venture will serve as the managing member of the potential joint venture. The membership interest in the Biscayne Manager joint venture is owned 50% by BBXRE, 42.5% by HB, and 7.5% by Salt Air.  The Company evaluated its investment in the Biscayne Manager joint venture and determined that the joint venture is a VIE and that BBXRE is the primary beneficiary. The Company’s conclusion that BBXRE is the primary beneficiary of the Biscayne Manager joint venture is based on the determination that BBXRE has the power to direct the activities of the joint venture that most significantly impact its economic performance. As a result, the Company consolidates the Biscayne Manager joint venture.

BBX Park at Lakeland and BBX Park at Davie

In January 2024, BBX Logistics formed the BBX Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and the joint venture entered into a contract to acquire approximately 22.5 acres of land in Lakeland, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In March 2024, the joint venture acquired the land expected to be developed into BBX Park at Lakeland, and as a result of the acquisition, the Company invested $0.7 million in the administrative managing member of the joint venture in relation to its 50% membership interest in the BBX Park at Lakeland joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon obtaining a construction loan and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with BBX Logistics subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interest in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Lakeland joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

In March 2024, BBX Logistics formed the BBX Park at Davie joint venture, a joint venture with affiliates of FRP, and the joint venture has entered into a contract to acquire approximately 11.3 acres of land in Davie, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the commencement of vertical construction of the logistics facility and origination of debt financing for the development, BBX Logistics and FRP will recapitalize the joint venture, with the Company subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interests in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Davie joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

The Company evaluated its investment in the managing member of the BBX Park at Lakeland and BBX Park at Davie joint ventures and determined that the managing members are VIEs and that BBX Logistics Properties is the primary beneficiary. The Company then evaluated the managing member's investment in each of the BBX Park at Lakeland and BBX Park at Davie joint ventures and determined that the joint ventures are VIEs and that the managing members are not the primary beneficiaries. The Company’s conclusion that the managing members are not the primary beneficiary of the BBX Park at Lakeland joint venture and BBX at Davie is based on the determination that the managing member of each joint venture does not have the power to direct the activities of the respective joint venture that most significantly affect its economic performance. In particular, while the managing member is the day-to-day operating manager of each joint venture, the other member has substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the managing members, and the managing members account for their investment in the underlying BBX Park at Lakeland and BBX Park at Davie joint ventures under the equity method of accounting.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of March 31, 2024 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate
	Joint Ventures (1)	ABBX	AMC	Total
Cash	$2,735	—	319	3,054
Restricted cash	—	10,055	—	10,055
Trade accounts receivable, net	—	—	347	347
Real estate	77,050	—	—	77,050
Investment in and advances to unconsolidated real estate joint ventures	42,684	—	—	42,684
Other assets	—	—	2,193	2,193
Total assets	$122,469	10,055	2,859	135,383
Accounts payable	—	—	42	42
Accrued expenses	1	—	1,677	1,678
Other liabilities	—	—	1,799	1,799
Notes payable and other borrowings	41,169	—	—	41,169
Total liabilities	$41,170	—	3,518	44,688
Noncontrolling interest	$56,091	5,027	204	61,322

The assets and liabilities of the Company's consolidated VIEs as of December 31, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate
	Joint Ventures (1)	ABBX	AMC	Total
Cash	$4,045	—	476	4,521
Restricted cash	—	10,089	—	10,089
Trade accounts receivable, net	—	—	385	385
Real estate	64,055	—	—	64,055
Investment in and advances to unconsolidated real estate joint ventures	39,821	—	—	39,821
Other assets	698	—	292	990
Total assets	$108,619	10,089	1,153	119,861
Accounts payable	—	—	16	16
Accrued expenses	140	9	200	349
Other liabilities	—	—	1,833	1,833
Notes payable and other borrowings	27,321	—	—	27,321
Total liabilities	$27,461	9	2,049	29,519
Noncontrolling interest	$54,707	5,045	137	59,889

(1)	Represents the aggregate assets, liabilities, and noncontrolling interests of the consolidated real estate joint ventures sponsored by the Altman Companies or BBX Logistics, as described above. These real estate joint ventures have similar economic characteristics, financing arrangements, and organizational structures.

The assets held by the consolidated VIEs in the above tables are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above table are non recourse to BBX Capital and its other subsidiaries.  Further, guarantees issued by ABBX are limited to the assets of ABBX and are non recourse to BBX Capital and its other subsidiaries.

Unconsolidated VIEs

As of March 31, 2024, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master planned for sale housing communities.

As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies and by BBX Logistics, the Company’s unconsolidated real estate joint ventures as of March 31, 2024 and December 31, 2023 include the managing members’ investments in the underlying real estate joint ventures for which the Company has concluded that the managing members do not consolidate the applicable underlying joint ventures.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,		December 31,
	2024	Ownership (1)	2023	Ownership (1)
Altis Grand Central	636	1.49%	636	1.49%
Altis Lake Willis Phase 1	7,291	1.68	7,126	1.68
Altis Lake Willis Phase 2	3,448	5.10	3,398	5.10
Altis Grand at Suncoast	12,011	12.31	12,195	12.31
Altis Blue Lake	4,885	1.68	4,736	1.68
Altis Santa Barbara	6,503	5.10	6,425	5.10
Altis Twin Lakes	5,176	11.39	3,961	11.39
BBX Park at Delray	2,868	10.00	2,800	10.00
BBX Park at Lakeland	1,062	50.00	—	—
BBX Park at Davie	546	50.00	—	—
Marbella	1,040	70.00	1,043	70.00
The Main Las Olas	467	3.41	479	3.41
Sky Cove	118	26.25	118	26.25
Sky Cove South	870	26.25	1,001	26.25
Other	159		158
Total	$47,080		44,076

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

See Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2023 included in the 2023 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

BBX Capital's aggregate maximum loss exposure in unconsolidated VIEs, which includes joint ventures sponsored by the Altman Companies and BBX Logistics, is the amount of its equity investment in these entities and the assets of ABBX as of March 31, 2024, in the aggregate amount of $57.1 million.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $17.0 million as of March 31, 2024, which includes (i) a $16.8 million adjustment to recognize certain investments in unconsolidated joint ventures sponsored by the Altman Companies at their estimated fair values upon the Company's consolidation of the managing members of such joint ventures as of the Acquisition Date and (ii) $1.3 million of interest capitalized by the Company relating to such joint ventures, partially offset by (i) a $1.0 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures and (ii) a $0.1 million reduction in the carrying amount of certain investments relating to the elimination of general contractor and development management fees that while earned by the Altman Companies or BBX Logistics, as applicable, and recognized as revenues by the Company are capitalized by the underlying development joint ventures. Based on the facts and circumstances of the agreements between the Altman Companies or BBX Logistics, as applicable, and the joint ventures, the Company has determined that the transactions with the ventures are arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts, as applicable are eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the three months ended March 31, 2024 and 2023, the Company eliminated $2.2 million and $3.0 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $2.4 million and $2.8 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	March 31,	December 31,
	2024	2023
Assets
Cash	$418	536
Real estate inventory	1,706	1,706
Other assets	457	458
Total assets	$2,581	2,700
Liabilities and Equity
Total liabilities	$501	612
Total equity	2,080	2,088
Total liabilities and equity	$2,581	2,700

	For the Three Months Ended
	March 31,
	2024	2023
Total revenues	$—	1,183
Cost of real estate inventory sold	—	—
Other expenses	(7)	(19)
Net (loss) earnings	$(7)	1,164
Equity in net (loss) earnings of unconsolidated real estate joint venture - Marbella	$(4)	582

7. Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid assets	$8,106	9,509
Equity investments - cost method	2,139	2,439
Loans receivable	2,156	2,176
Interest rate cap	1,040	697
Certificate of deposit	5,000	—
Receivables from related parties	1,891	2,209
Other	4,260	2,561
Total other assets	$24,592	19,591

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

Loans Receivable

The Company has investments in portfolios of residential loans collateralized by mortgages serviced by financial institutions. The following table presents the carrying value of the Company’s loans receivable by loan type (in thousands):

	March 31,	December 31,
	2024	2023
First mortgage residential loans	$1,985	2,005
Second mortgage residential loans	171	171
Total residential loans	$2,156	2,176

As of March 31, 2024 and December 31, 2023, $1.5 million of the loans receivable were greater than 90 days past due, and as of March 31, 2024, $1.3 million of the loans receivable were in the process of foreclosure. The Company recognizes interest income on loans receivable on a cash basis as the residential loans are collateral dependent.

Pursuant to the servicing agreements for these loans, the financial institutions are required to advance principal and interest on delinquent loans to the Company up to the collateral value of the delinquent loans as determined by the financial institutions. Included in other liabilities as of each of March 31, 2024 and December 2023 was $2.4 million of principal and interest advances on delinquent loans from financial institutions.

Interest Rate Cap

The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract as an economic hedge for which hedge accounting was not elected, and the changes in the fair value of the interest rate cap are recognized in other income in the Company’s statements of operations and comprehensive loss.

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2024			December 31, 2023
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$—	—	—	$143	2.40 - 3.75%	(1)
TD Bank Credit Facility	20,419	10.61%	43,639	24,950	12.83%	(2)
Regions Bank Revolving Line of Credit	4,996	7.00%	(3)	4,716	7.00%	(3)
First Horizon Bank Revolving Line of Credit (5)	4,600	9.00%	(4)	2,750	9.00%	(4)
Comerica Letters of Credit (6)(7)	800	N/A	—	800	N/A	—
TD Bank Construction Loan (6)	41,169	7.58%	77,050	27,321	7.59%	64,055
Other	241	7.59%	—	241	7.59%	—
Unamortized debt issuance costs	(94)			(116)
Total notes payable and other borrowings	$72,131			$60,805

(1)	As of December 31, 2023, pledged assets consisted of 6 lots in Phase 3 of the Beacon Lake Community Development.
(2)	As of December 31, 2023, the collateral was a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)

The collateral is $5.9 million of cash and cash equivalents held by BBXRE that is included in restricted cash in the Company's statement of financial condition as of March 31, 2024 and December 31, 2023.

(4)	The collateral is a blanket lien on BBX Sweet Holdings' assets.
(5)	BBX Capital is the guarantor of the line of credit.
(6)	ABBX is the guarantor of the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

See Note 13 to the Company’s consolidated financial statements included in the 2023 Annual Report for additional information regarding the above listed notes payable and other borrowings.

There were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the three months ended March 31, 2024 except for the amendment and restatement of Renin’s revolving line of credit and term loan with the Toronto-Dominion Bank (“TD Bank”) (the “TD Bank Credit Facility”), as described below.

TD Bank Credit Facility

On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million, and the proceeds from the amended and restated facility, along with certain capital contributions from BBX Capital, as described below, were utilized to repay the existing facility. Under the terms of the credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. Under the terms of the amended and restated facility, interest rates on amounts outstanding under the revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) the Term SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan are .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan portion under the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated credit facility. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to receive a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated credit facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank.  BBX Capital's management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of March 31, 2024, Renin had availability of approximately $3.0 million under the revolving line of credit based on its eligible collateral and required minimum excess availability, subject to the terms of the facility, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank credit facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies has a credit facility with Comerica Bank (the “Altman LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of the Altman Companies up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman LOC Facility requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The facility was scheduled to expire in April 2024; however, in March 2024, the Altman LOC Facility was amended to extend the expiration date to April 2026. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of March 31, 2024, the Altman Companies had one letter of credit outstanding with an aggregate balance of $0.8 million.

The Company was in compliance with the financial covenants under all of its credit facilities as of March 31, 2024.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of March 31, 2024, the percentage of total common equity represented by the Class A and Class B Common Stock was 74% and 26%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2021 Incentive Plan (“2021 Plan”)

As of March 31, 2024, BBX Capital had 880,775 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively, compared to 465,789 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock at December 31, 2023, respectively. As of March 31, 2024, the unearned compensation expense associated with the outstanding unvested awards was $6.9 million, and the weighted average remaining service period for the outstanding unvested awards is 21 months. There were 300,579 and 94,971 shares of Class A Common Stock and Class B Common Stock awards available to be issued under the 2021 Plan as of March 31, 2024. The Company will seek shareholder approval of an amendment to the 2021 Plan at its annual meeting of shareholders to be held on May 21, 2024 to increase the number of Class A Common Stock awards that can be issued under the 2021 Plan by 750,000.

On January 16, 2024, the Compensation Committee of BBX Capital’s board of directors granted awards of 414,986 restricted shares of Class A Common Stock to the Company’s executive and non-executive officers under the 2021 Plan. The aggregate grant date fair value of the January 2024 awards was $3.8 million (a weighted average fair value per share of $9.11), and the shares are scheduled to vest ratably in three annual installments of approximately 138,328 shares beginning on October 1, 2024.

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

Share Repurchase Program

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. As of March 31, 2024 the Company had authority under the share repurchase program to purchase an additional to $13.9 million of shares of the Company's Class A and Class B Common Stock.

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

During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program. In May 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share under the share repurchase program in a privately negotiated transaction.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Revenue recognized at a point in time
Trade sales - wholesale	$28,623	34,676
Trade sales - retail	29,822	29,038
Sales of real estate inventory	1,324	1,772
Total revenue recognized at a point in time	59,769	65,486
Revenue recognized over time
Construction contract revenue	16,447	25,037
Real estate development management fees	1,187	867
Real estate property management fees	1,079	744
Total revenue recognized over time	18,713	26,648
Revenue from customers	78,482	92,134
Interest income	2,096	2,517
Other revenue	389	347
Total revenues	$80,967	94,998

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	March 31,	December 31,
Contract Assets	2024	2023
Contingent purchase price receivable	$7,542	10,044
Cost and estimated earnings in excess of billings on uncompleted contracts	1,739	1,031
Retainage receivable	11,752	14,651
Uninstalled materials and deposits to purchase materials	3,959	5,073
Total contract assets	$24,992	30,799
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$8,737	10,733
Retainage payable	16,741	16,859
Contingent purchase price due to homebuilders	—	625
Other	407	424
Total contract liabilities	$25,885	28,641

Contract Assets

Contingent purchase price receivables represent estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at BBXRE’s Beacon Lake Community Development. A contingent purchase price receivable and revenue from the sale of real estate inventory is recognized at the closing of the lot sale with the homebuilder. The contingent purchase price receivable is reversed when BBXRE receives payment from the homebuilder upon the closing of the sale of the home by the homebuilder. The timing of the receipt of the payment from the homebuilders has historically been approximately six months to two years subsequent to the closing of the sale of the lot to the homebuilder.

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

Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. BBXRE estimates that $10.8 million and $1.0 million of the retainage receivable as of March 31, 2024 will be received during the years ended December 31, 2024 and 2025, respectively.

Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts represents the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. The amounts are reversed when the work is performed by BBXRE. During the three months ended March 31, 2024, the amount of revenue recognized that was included in billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2023 was $10.7 million.

Retainage payable represents amounts withheld by the Company that are payable to subcontractors when certain milestones are reached or when the contract is completed.

The contingent purchase price due to homebuilders is variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to a homebuilder. The amount was reversed when BBXRE paid the homebuilder.

Concentration of Revenues with Major Customers

During the three months ended March 31, 2024, Renin’s total revenues included $16.9 million of trade sales to three major customers and their affiliates and $10.4 million of revenues generated outside the United States. Revenues from each of the three major customers were $4.0 million, $5.4 million, and $7.5 million for the three months ended March 31, 2024, which represented 4.9%, 6.6%, and 9.2% of the Company’s total revenues for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, the Company generated $10.9 million of revenues from Canada.

During the three months ended March 31, 2024, seven real estate development projects in which the Company holds investments accounted for as unconsolidated VIEs accounted for approximately 21.8% of the Company's total revenues.

11. Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate, which varies based upon the Company’s estimate of taxable income or loss and the mix of taxable income or loss in the various states and foreign jurisdictions in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income or losses attributable to noncontrolling interests in consolidated entities taxed as partnerships and net losses in foreign jurisdictions in which no tax benefit can be recognized. In addition, the Company recognizes taxes related to unusual or infrequent items, such as the gains recognized on the consolidation of the Altman Companies and real estate joint ventures during 2023, as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for the three months ended March 31, 2024 was 17% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate for three months ended March 31, 2023 was approximately 8% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Renin's Canadian subsidiary, Renin Canada Corp., files a separate corporate tax return in Canada. The Canada Revenue Agency informed Renin that Renin Canada Corp. has been selected for audit for the years ended December 31, 2019 and December 31, 2020, and Renin has responded to requests for information in connection with the audits. In addition, BVH's federal tax filings, as well as certain of its state filings, covering tax periods prior to and including the spin-off of the Company from BVH are under examination, and accordingly, such examinations include an audit of the Company, including our subsidiaries. The Company has received requests for information in connection with at least one of these audits and has provided the requested information. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2024	2023
Basic earnings per share
Numerator:
Net (loss) income	$(12,652)	7,523
Net (income) loss attributable to noncontrolling interests	(384)	380
Net (loss) income available to shareholders	$(13,036)	7,903
Denominator:
Basic weighted average number of common shares outstanding	13,896	14,354
Basic (loss) earnings per share	$(0.94)	0.55
Diluted (loss) earnings per share
Numerator:
Net (loss) income available to shareholders	$(13,036)	7,903
Denominator:
Basic weighted average number of common shares outstanding	13,896	14,354
Effect of dilutive restricted stock awards	—	23
Diluted weighted average number of common shares outstanding	13,896	14,377
Diluted (loss) earnings per share	$(0.94)	0.55

During the three months ended March 31, 2024, 949,118 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the three months ended March 31, 2023, 517,702 of outstanding unvested restricted stock awards were dilutive and included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

ABBX

As of March 31, 2024 and December 31, 2023, the Company’s consolidated statement of financial condition included a redeemable noncontrolling interest of $5.0 million, which relates to a redeemable noncontrolling interest owned by Mr. Altman in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

IT'SUGAR

During the three months ended March 31, 2023, the Company’s consolidated statements of operation and comprehensive (loss) income included an allocation of losses to redeemable noncontrolling interest associated with IT’SUGAR. Through August 2023, the Company owned over 90% of IT’SUGAR’s Class B Units, while the remaining Class B Units were a redeemable noncontrolling interest that were held by an executive officer of IT’SUGAR and were redeemable for cash at the holder’s option upon contingent events outside of the Company’s control. In August 2023, the Company acquired the remaining Class B Units from the executive officer, and IT’SUGAR became a wholly-owned subsidiary of the Company.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Consolidated real estate VIEs	$55,879	54,707
AMC	204	138
Restaurant	132	123
Total other noncontrolling interests	$56,215	54,968

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
IT'SUGAR	$—	(205)
ABBX	64	—
Consolidated real estate VIEs	188	(272)
AMC	67	—
Restaurant	65	97
Net income (loss) attributable to noncontrolling interests	$384	(380)

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of March 31, 2024.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease executed by Renin which expires in November 2029 with respect to base rents of $6.6 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.
●

As described in Note 6, ABBX is a consolidated VIE which provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of March 31, 2024, ABBX has $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of March 31, 2024, as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of  March 31, 2024 and December 31, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies and ABBX, the construction completion guarantees reflect guarantees of the Altman Companies' own performance as the developer of such communities.

●	During 2023, BBX Logistics established BBX Industrial Guaranty, LLC ("BIG") to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by BBX Logistics, as well as construction completion and cost overrun guarantees to the applicable real estate joint ventures, and contributed $5.0 million of cash and cash equivalents to BIG. As of March 31, 2024, BIG had not issued any repayment guarantees related to third party construction loans. However, BIG issued guarantees to a third party lender in April 2024 in connection with the BBX Park at Delray joint venture closing on debt financing for the first phase of its development project, including a repayment guarantee, and the maximum amount of future payments that BIG could be required to make under the repayment guarantee is $31.3 million on aggregate joint venture indebtedness of $31.3 million. BIG would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. BIG also provides construction completion and cost overrun guarantees to the joint ventures sponsored by BBX Logistics, including the BBX Park at Delray, BBX Park at Lakeland, and BBX Park at Davie joint ventures. Under the terms of the guarantees, BIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BIG are included in restricted cash in the Company’s condensed consolidated statement of financial condition as of March 31, 2024. In the context of the Company’s consolidated financial statements, which include the financial statements of BBX Logistics Properties, which is the managing member of the joint ventures, and BIG, the construction completion and cost overrun guarantees reflect guarantees of BBX Logistics’ own performance as the developer and managing member of the joint ventures.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2024	2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$108,208	108,208	108,208	—	—
Restricted cash	24,788	24,788	24,788	—	—
Securities available for sale	30,549	30,549	29,719	830	—
Certificate of deposit	5,000	5,005	—	5,005	—
Interest rate caps	1,040	1,040	—	1,040	—
Financial liabilities:
Notes payable and other borrowings	72,131	71,918	—	—	71,918

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,277	90,277	90,277	—	—
Restricted cash	21,307	21,307	21,307	—	—
Securities available for sale	44,576	44,576	43,751	825	—
Note receivable from BVH	35,000	35,000	—	—	35,000
Interest rate caps	697	697	—	697	—
Financial liabilities:
Notes payable and other borrowings	60,805	60,771	—	—	60,771

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

The estimated fair value of the Company’s certificate of deposit was measured using the market approach with Level 2 inputs based on similar financial instruments.

The estimated fair value of the Company’s note receivable from BVH was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate as impacted by the repayment in full of the note in January 2024.

The fair values of the Company’s Community Development Bonds, which are included in notes payable and other borrowings as of December 31, 2023, were measured using the market approach with Level 3 inputs based on estimated market prices of similar financial instruments.

The fair values of the Company’s notes payable and other borrowings (other than the Company's Community Development Bonds) were measured using the income approach with Level 3 inputs by discounting the forecasted cash flows based on estimated market rates.

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of March 31, 2024. The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

16. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 84% of BBX Capital’s total voting power. Mr. Alan B. Levan previously also served as the Chairman, Chief Executive Officer, and President of BVH, Mr. Abdo previously also served as Vice Chairman of BVH, and Mr. Jarett Levan and Mr. Seth M. Wise also previously served as directors of BVH. On January 17, 2024, BVH was acquired by HGV. Upon the consummation of the acquisition, Mr. Alan Leven, Mr. Abdo, Mr. Jarett Levan, and Mr. Wise resigned as directors and officers of BVH.

During the three months ended March 31, 2024 and 2023, the Company paid the Abdo Companies, Inc. approximately $44,000 and $45,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these affiliates during the three months ended March 31, 2024 and 2023 were $1.5 million and $1.6 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $16.4 million and $25.0 million, respectively, of revenue for these services during the three months ended March 31, 2024 and 2023. Included in the Company's statement of financial condition as of March 31, 2024 and December 31, 2023 was $9.2 million, $17.5 million and $25.9 million, respectively, and $13.5 million, $20.8 million and $28.6 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

Certain of the Company's executive officers (i) have made investments with their personal funds as non-managing members in the Altis Grand Kendall joint venture that is consolidated in the Company's financial statements and (ii) may in the future make similar investments as non-managing members in real estate joint ventures sponsored by the Altman Companies. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which BBXRE will be entitled as the managing member. With respect to the Altis Grand Kendall joint venture that is consolidated in the Company’s financial statements, these investments held by the executive officers are reflected as noncontrolling interests in the Company’s condensed consolidated statement of financial position. However, the accounting for any such investments in future projects will depend on whether the managing member entity of such projects consolidates the underlying real estate joint venture. In addition, pursuant to the terms of their employment agreements, two executive officers of the Altman Companies have previously invested their personal funds in the managing member of real estate joint ventures sponsored by the Altman Companies, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

The Altman Companies and BBX Logistics have each established a separate employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies or BBX Logistics, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by the Altman Companies or BBX Logistics, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures held by employees that are funded by loans provided by the Altman Companies or BBX Logistics that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $0.3 million and $0.1 million for the three months ended March 31, 2024,and 2023, respectively, and the unrecognized compensation expense related to these awards was $1.2 million as of March 31, 2024.

Upon the consummation of the spin-off of the Company from BVH, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement. Upon the acquisition of BVH by HGV, these agreements were terminated. However, notwithstanding the termination of the Transition Services Agreement, the Company is temporarily providing transition services related to risk management to BVH and HGV, although the Company does not expect to continue providing such risk management advisory services to BVH or HGV following the temporary transition period.

During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.5 million, respectively, of income for providing office space, risk management, and management advisory services to BVH, including income related to temporary transition services being provided to BVH and HGV subsequent to the acquisition of BVH by HGV in January 2024. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space. The amount receivable from BVH related to such services was $0 and $0.3 million as of March 31, 2024 and December 31, 2023, respectively.

In connection with the spin-off, BVH also issued a $75.0 million note payable to BBX Capital that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were to become due and payable on September 30, 2025 or earlier upon certain other events. In  December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.8 million, respectively, relating to accrued interest on the note receivable from BVH. In connection with the acquisition of BVH by HGV, the $35.0 million outstanding balance of the note payable owed to the Company was paid in full.

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

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2024 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	30,244	25,564	2,641	(4)	58,445
Sales of real estate inventory	1,324	—	—	—	—	1,324
Revenue from construction contracts	16,447	—	—	—	—	16,447
Real estate development and property management fees	2,266	—	—	—	—	2,266
Interest income	1,877	—	—	—	219	2,096
Other revenue	51	—	—	518	(180)	389
Total revenues	21,965	30,244	25,564	3,159	35	80,967
Costs and expenses:
Cost of trade sales	—	19,768	21,018	769	(4)	41,551
Cost of real estate inventory sold	321	—	—	—	—	321
Cost of revenue from construction contracts	20,206	—	—	—	—	20,206
Interest expense	29	470	835	1	(466)	869
Recoveries from loan losses, net	(577)	—	—	—	—	(577)
Selling, general and administrative expenses	6,872	15,392	3,842	2,000	7,307	35,413
Total costs and expenses	26,851	35,630	25,695	2,770	6,837	97,783
Operating (losses) income	(4,886)	(5,386)	(131)	389	(6,802)	(16,816)
Equity in net earnings of unconsolidated real estate joint ventures	41	—	—	—	—	41
Other income (loss)	441	501	—	6	(3)	945
Foreign exchange (loss) gain	—	(16)	487	—	—	471
(Loss) income before income taxes	$(4,404)	(4,901)	356	395	(6,805)	(15,359)
Total assets	$350,054	173,525	82,877	7,519	43,915	657,890
Expenditures for property and equipment	$—	1,539	210	4	-	1,753
Depreciation and amortization	$(396)	1,837	840	45	103	2,429
Debt accretion and amortization	$5	91	10	—	—	106
Cash and cash equivalents	$57,831	3,281	—	3,479	43,617	108,208
Real estate equity method investments	$47,080	—	—	—	—	47,080
Goodwill	$31,233	14,274	4,140	—	—	49,647
Notes payable and other borrowings	$41,969	24,878	20,325	—	(15,041)	72,131

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2023 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	32,725	27,976	3,016	(3)	63,714
Sales of real estate inventory	1,772	—	—	—	—	1,772
Revenue from construction contracts	25,037	—	—	—	—	25,037
Real estate development and management fees	1,611	—	—	—	—	1,611
Interest income	1,974	—	—	—	543	2,517
Other revenue	51	—	—	436	(140)	347
Total revenues	30,445	32,725	27,976	3,452	400	94,998
Costs and expenses:
Cost of trade sales	—	20,546	26,007	857	(3)	47,407
Cost of real estate inventory sold	578	—	—	—	—	578
Cost of revenue from construction contracts	24,189	—	—	—	—	24,189
Interest expense	11	332	1,121	1	(730)	735
Recoveries from loan losses, net	(600)	—	—	—	—	(600)
Selling, general and administrative expenses	6,240	14,541	3,847	2,158	6,991	33,777
Total costs and expenses	30,418	35,419	30,975	3,016	6,258	106,086
Operating income (losses)	27	(2,694)	(2,999)	436	(5,858)	(11,088)
Equity in net earnings of unconsolidated real estate joint ventures	1,104	—	—	—	—	1,104
Gain on the consolidation of The Altman Companies	6,195	—	—	—	—	6,195
Gain on the consolidation of investment in real estate joint ventures	10,855	—	—	—	—	10,855
Other (expense) income	(305)	200	—	2,256	19	2,170
Foreign exchange (loss) gain	—	(14)	(32)	—	—	(46)
Income (loss) before income taxes	$17,876	(2,508)	(3,031)	2,692	(5,839)	9,190
Total assets	$350,458	172,958	97,344	8,720	55,445	684,925
Expenditures for property and equipment	$—	5,069	284	48	13	5,414
Depreciation and amortization	$(196)	1,802	867	39	108	2,620
Debt accretion and amortization	$20	6	42	—	—	68
Cash and cash equivalents	$83,434	3,686	603	4,136	3,163	95,022
Real estate equity method investments	$56,130	—	—	—	—	56,130
Goodwill	$32,901	14,274	4,140	—	—	51,315
Notes payable and other borrowings	$3,308	19,927	43,532	40	(28,425)	38,382

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2023 (the “2023 Annual Report”). Risks and uncertainties include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including the impact of inflation on our costs and the ability to pass price increases on to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages or disruptions, increases in interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk and the broader U.S. economy, the U.S. Federal Reserve raised interest rates throughout 2022 and 2023. Adverse economic conditions resulting from inflationary pressures, higher interest rates and geopolitical issues are difficult to predict, and it is not possible to accurately assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.  In light of these conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

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

The risk factors described in the 2023 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” in the Company’s 2023 Annual Report for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of March 31, 2024, the Company had total consolidated assets of $657.9 million and shareholders’ equity of $299.3 million.

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

Impact of Economic Conditions

Headline inflation has remained elevated over the Federal Reserve's targeted inflation rate of 2.0% for an extended period of time and was 3.5% in March 2024. While inflation showed signs of easing during 2023, the inflation rate during the first three months of 2024 was above the Federal Reserve's expectations and the Federal Reserve has signaled that it may delay anticipated reductions in the Federal Funds rate during 2024. The conflict in the Middle East and Ukraine may further increase energy prices and worsen supply chain issues with the potential of further exacerbating inflationary trends. While the U.S. economy has grown in the face of inflationary pressures and higher interest rates, it is possible that the United States and/or the global economy generally will experience a recession or downturn of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices and insurance costs which has resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment have resulted in ongoing supply shortages of building materials, equipment, and appliances. These factors have impacted the timing of certain projects currently under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates has had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects. Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in pursuing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a more significant adverse impact on BBXRE in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or are only available on less attractive terms.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR has experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that have impacted its ability to maintain historical inventory levels at its retail locations. While IT’SUGAR previously mitigated the impact of increased costs through increases in the prices of its products, IT’SUGAR had to slow the pace of increases in the prices of its products due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, while IT’SUGAR has increased the inventory levels at its retail locations in an effort to ensure that it can meet consumer demand, these higher inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk of inventory writedowns. IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials, as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has obtained price increases for many of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures. Additionally, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. Increases in interest rates have and will continue to adversely impact Renin’s results. Further, Renin has recently observed a decline in customer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a post pandemic shift in consumer spending away from home improvements. Renin has implemented cost reduction initiatives in an effort to reduce its operating costs over time as part of Renin’s efforts to mitigate the impact of the current economic environment on its business; however, there is no assurance that these efforts will result in the expected cost savings and will not have unanticipated negative impacts on Renin’s operations. In March 2024, Renin amended its credit facility with TD Bank in part to address Renin's noncompliance with certain financial covenants and Renin is currently in compliance with its financial covenants under the terms of the amended and restated credit facility. If Renin is not able to maintain compliance with its financial covenants under its credit facility with TD Bank, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $81.0 million compared to $95.0 million during the same 2023 period.
●	Loss before income taxes of $(15.4) million compared to income before income taxes of $9.2 million during the same 2023 period.
●	Net loss attributable to shareholders of $(13.0) million compared to a net income attributable to shareholders of $7.9 million during the same 2023 period.
●	Diluted loss per share of ($0.94) compared to a diluted earnings per share of $0.55 for the same 2023 period.

The Company’s consolidated results of operations for the three months ended March 31, 2024 compared to the same 2023 period were significantly impacted by the following:

●

A significant decline in BBXRE’s results of operations, which primarily reflects (i) $17.1 million of total non-cash gains recognized upon the consolidation of the Altman Companies and related real estate joint ventures during the three months ended March 31, 2023, (ii) a higher net loss generated by the Altman Companies primarily related to net losses from construction contracts during the three months ended March 31, 2024 as a result of costs attributable to the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects, and (iii) lower equity in net earnings of unconsolidated joint ventures primarily due to lower joint venture sales activity in 2024 as compared to the 2023 period;

●	An increase in BBX Sweet Holdings’ operating loss before income taxes primarily due to (i) an increase in the operating loss incurred by IT’SUGAR, which reflects lower comparable store sales and higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023, and (ii) an increase in the operating loss incurred by Las Olas Confections and Snacks, which reflects, among other things, lower sales volume and higher costs of product; and
●	The recognition of a gain during the three months ended March 31, 2023 related to the Company’s sale of its third party insurance agency business; partially offset by
●	An improvement in Renin’s results of operations, which reflects, among other things, (i) higher gross margin and gross margin percentages as a result of prices increases, a reduction in shipping costs, and various initiatives implemented by Renin to reduce costs and (ii) lower interest expense, partially offset by the impact of a net decrease in sales as a result of lower customer demand.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding (loss) income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
BBX Capital Real Estate	$(4,404)	17,876	(22,280)
BBX Sweet Holdings	(4,901)	(2,508)	(2,393)
Renin	356	(3,031)	3,387
Other	395	2,692	(2,297)
Reconciling items and eliminations	(6,805)	(5,839)	(966)
(Loss) income before income taxes	(15,359)	9,190	(24,549)
Benefit (provision) for income taxes	2,707	(1,667)	4,374
Net (loss) income	(12,652)	7,523	(20,175)
Net (income) loss attributable to noncontrolling interests	(384)	380	(764)
Net (loss) income attributable to shareholders	$(13,036)	7,903	(20,939)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, warehouse and logistics facilities, and commercial properties located primarily in Florida. In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, a developer and manager of multifamily rental apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. BBX Capital Real Estate has also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities.

Business Update

As previously described in the 2023 Annual Report, economic and market conditions have had and are continuing to have a significant adverse impact on BBXRE’s operations, particularly its operations through the Altman Companies. In particular, higher interest rates have (i) increased the cost of the Company’s outstanding indebtedness and new financings, (ii) adversely impacted the availability of financing for development projects, and (iii) adversely impacted the anticipated profitability of existing and prospective development projects, as a majority of development costs are financed with third party debt and capitalization rates related to rental properties, including multifamily apartment communities, are generally impacted by interest rates. Further, BBXRE is also continuing to observe a relatively limited number of potential investors interested in pursuing equity or debt financing for new development projects and the acquisition of stabilized rental properties, including multifamily apartment communities, which BBXRE believes is also a result of (i) higher interest rates, (ii) an overall decline in economic and market conditions, and (iii) the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, BBXRE has continued to experience higher development and construction costs as a result of various factors, including (i) continued volatility in commodity and labor prices, (ii) the failure of various suppliers and subcontractors to perform according to their agreements with the Company, which has resulted in additional costs to supplement such suppliers and complete construction of its projects, and (iii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects. In addition, BBXRE has continued to experience an increase in operating costs related to rental properties, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while the property is owned by the joint venture and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates and a contraction in rental rates in certain markets, which may also be further impacted over the next several years by the expected completion of the development of various new multifamily apartment communities in many of the markets in which BBXRE operates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the significant increase in interest rates and insurance costs and deceleration in the growth of rental rates more recently having an additional negative impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are also being adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration in net operating income as a result of inflationary pressures and decelerating rental growth. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a material adverse impact on BBXRE in future periods, particularly if debt and equity financing is not available for new projects or is only available on less attractive terms.

As previously disclosed, BBXRE continues to expect a significant decline in its operating results in 2024 and over the next several years as compared to recent years based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments from future years into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic, which has resulted in a relative decline in expected monetization of investments in 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria, which is expected to result in a decline in fee income recognized by the Altman Companies from new development projects, and (iv) increased operating losses from the Altman Companies as a result of lower fees from development projects and higher costs related to the completion of its existing projects. Further, while the Altman Companies expects to complete the construction of various multifamily apartment communities in 2024 and such projects would typically be expected to be stabilized and sold between 2025 and 2026, the timing and profits related to the sale of these communities may be adversely impacted by the aforementioned factors.

While there is no assurance that it will be successful in doing so, BBXRE continues to remain focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) continuing to pursue certain investment opportunities in multifamily rental apartment communities through the Altman Companies in spite of a limited pipeline of investments which meet its investment criteria and (ii) investing in the development of warehouse and logistics facilities through BBX Logistics. However, due to the expected life cycle of these developments, which generally involve the monetization of an investment approximately three to four years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, higher interest rates and capitalization rates, increases in development costs, and a decline in economic and market conditions have adversely impacted the costs and availability of debt and equity capital and reduced the number of development projects meeting BBXRE's investment criteria, and such conditions have adversely impacted BBXRE's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities. In addition, while BBX Logistics has more recently been successful in identifying potential development opportunities which BBXRE believes meet its investment criteria, there are material risks related to these developments, particularly in light of the fact that BBX Logistics is pursuing the development of a new asset type for BBXRE.

The Altman Companies and Related Investments

Business Update

As previously disclosed, economic and market conditions are currently negatively impacting the Altman Companies' operations. In particular, the Altman Companies has observed (i) a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates in certain markets, (ii) a relative slowdown in investor demand for multifamily apartment communities and indications of an increase in capitalization rates, which has a negative impact on the estimated sale values of multifamily apartment communities, (iii) a decline in the availability of debt and equity capital for new multifamily apartment developments, and (iv) a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are primarily a result of higher interest rates, a decline in economic and market conditions, and increases in development costs.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) delays in the timing of the completion of projects. Further, Altman Builders has been impacted by the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders, which has resulted in unforeseen costs related to the completion of certain projects and a significant decline in the expected general contractor profits related to certain projects, including the recognition of losses on various construction contracts that have had significant negative impact on Altman Builders’ results of operations during the three months ended March 31, 2024. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned from the Company’s investment in the managing member for these developments would be offset to some extent by demand for multifamily housing and higher rental rates resulting from inflationary factors, the Altman Companies has moderated its expectations in light of (i) higher interest rates, (ii) potential decreases in investor demand and increases in capitalization rates which negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates in certain markets, and (iv) continued inflationary pressures (including significant increases in costs such as property insurance, that are outpacing current growth in rental rates) negatively impacting both the operating results of these communities and the values at which these communities could be sold. Further, the current deceleration in the growth of rental rates and the contraction of rental rates in certain markets may also be further impacted over the next several years by the expected completion of the development of new multifamily apartment communities by others in many of the markets in which the Altman Companies operates.

The Altman Companies has also continued to observe a decline in the availability, as well as increases in the cost of, debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk that the Altman Companies will not be able to identify equity and/or debt financing on acceptable terms, or at all, even if the Altman Companies identifies potential development opportunities that meet its investment criteria.

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and sustained higher interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of higher interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact (i) the profits expected to be earned by BBXRE from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could also result in the recognition of impairment losses related to BBXRE’s investment in such projects. As further described above, the Altman Companies may also be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, or may determine to not pursue certain development opportunities which no longer meet its investment criteria. All of these factors could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, including predevelopment expenditures, and the recognition of impairment losses related to BBXRE’s investment in the Altman Companies, including the goodwill recognized by the Company in connection with the consolidation of the Altman Companies.

Active Developments Sponsored by the Altman Companies

As of March 31, 2024, BBXRE had investments in seven active developments sponsored by the Altman Companies that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at March 31, 2024	Carrying Value at March 31, 2024
Altis Grand Central	Tampa, Florida	314	Stabilized - 95% Occupied	$636
Altis Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	7,291
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	3,448
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	12,011
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	4,885
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	6,503
Altis Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	5,176

As a result of the Company consolidating the managing members of development joint ventures sponsored by the Altman Companies, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments that are owned by BBXRE and noncontrolling interests in the respective joint ventures, including Mr. Altman.

In addition to the above unconsolidated developments, BBXRE consolidates the Altis Grand Kendall joint venture (previously referred to as the Altra Kendall joint venture), which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community has commenced and is expected to be substantially completed in 2024. As of March 31, 2024, the Company’s statement of financial condition includes $77.1 million of construction costs incurred that are included in real estate, a $41.2 million balance on a construction loan facility with TD Bank, and $35.5 million of noncontrolling interests related to the development.

Altis Grand Bay

In January 2024, BBXRE and the Altman Companies formed the Altis Grand Bay joint venture to obtain entitlements, fund predevelopment costs, and seek development financing for a potential 336-unit multifamily apartment community in Miami, Florida. In connection with the formation of the joint venture, the Company initially invested $0.7 million in the joint venture in exchange for a 50% membership interest and assigned a purchase and sale agreement for the acquisition of land related to the development to the joint venture. Upon obtaining entitlements and sourcing development financing, including equity and debt financing, the joint venture currently expects to form a joint venture with third party investors to acquire and develop the land. However, there is no assurance that the venture will close on the land or be able to obtain entitlements or development financing for the development on acceptable terms, or at all, and the joint venture may be required to recognize losses related to predevelopment expenditures incurred if it does not proceed with the development.

BBX Logistics

Development Joint Ventures Sponsored by BBX Logistics

As of March 31, 2024, BBXRE had investments in three joint ventures sponsored by BBX Logistics that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Proposed Square Feet of Leasable Area Under Development	Project Status at March 31, 2024	Carrying Value at March 31, 2024
BBX Park at Delray	Delray, Florida	593,000	Acquired land; Obtained debt financing for first phase of development in April 2024 and expect to commence construction of the first building in the second quarter of 2024	$2,868
BBX Park at Lakeland	Lakeland, Florida	210,000	Acquired land and pursuing site plan approval. Expect to obtain debt financing and commence construction in 2024.	1,062
BBX Park at Davie	Davie, Florida	180,000	Entered into contract to purchase land and pursuing site plan approval. Expect to acquire land in 2024 and obtain debt financing and commence construction in late 2024 / early 2025.	546

Existing Development Joint Venture - BBX Park at Delray

In September 2023, BBX Logistics formed the BBX Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC. The joint venture acquired approximately 40 acres of land for the purpose of developing BBX Park at Delray, a logistics facility expected to be comprised of three buildings with a total of approximately 593,000 square feet of leasable area.

In April 2024, the joint venture closed on debt financing for the construction of the first building of the facility, and the venture expects to commence construction in the second quarter of 2024.

New Development Joint Venture BBX Park at Lakeland

In January 2024, BBX Logistics formed the BBX Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP") and assigned a contract to acquire approximately 22.5 acres of land in Lakeland, Florida to the joint venture for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with the Company subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interest in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Lakeland joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

In March 2024, the joint venture acquired the land expected to be developed into BBX Park at Lakeland, and as a result of the acquisition, the Company invested $0.7 million in the administrative managing member of the joint venture in relation to its 50% membership interest in the BBX Park at Lakeland joint venture. The joint venture currently expects to obtain site plan approval and debt financing for a portion of the expected total development costs and commence vertical construction later in 2024 depending on the receipt of required approvals. Following the commencement of vertical construction and the recapitalization of the joint venture, BBX Logistics currently expects to have invested approximately $1.3 million of capital in the administrative managing member for investment in the BBX Park at Lakeland joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by the joint venture and the projected construction loan proceeds. However, there is no assurance that the venture will be able to obtain debt financing for the development on acceptable terms, or at all. As a result, if the joint venture does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

New Development Joint Venture BBX Park at Davie

In March 2024, BBX Logistics formed the BBX Park at Davie joint venture, a joint venture with affiliates of FRP. The joint venture has entered into a contract to acquire approximately 11.3 acres of land in Davie, Florida for the purpose of developing a logistics facility. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with the Company subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interest in the joint venture. Pursuant to the terms of the operating agreement for the BBX Park at Davie joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

The joint venture currently expects to acquire the land in 2024. However, the joint venture expects that it will subsequently obtain site plan approval and debt financing for a portion of the expected total development costs and commence vertical construction later in 2024 or early 2025 depending on the timing of the receipt of required approvals. Following the commencement of vertical construction and the recapitalization of the joint venture, the Company currently expects to have invested approximately $5.1 million of capital in the administrative managing member for investment in the BBX Park at Davie joint venture based on the administrative managing member’s share of the currently estimated total development costs expected to be incurred by joint venture and projected construction loan proceeds. However, as the joint venture currently anticipates that it will acquire the land in 2024 prior to the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, the Company, as the administrative managing member, will retain its 50% membership interest in the venture in connection with the land acquisition until the commencement of vertical construction, the securing of construction financing, and the recapitalization of the joint venture. In such case, the Company currently expects that it may be required to initially invest in excess of $13.0 million in the joint venture in connection with the land acquisition until the recapitalization of the joint venture, at which time the Company’s investment in the joint venture will decrease to the above mentioned $5.1 million of capital. However, there is no assurance that the venture will close on the land or be able to obtain site plan approval or debt financing for the development on acceptable terms, or at all. As a result, if the joint venture does not acquire the land, the venture may be required to recognize losses related to its predevelopment expenditures. Further, if the joint venture acquires the land but does not obtain site plan approval related to its proposed development plans, the Company may be required retain its increased investment in the venture for longer than anticipated, and the joint venture may not yield the anticipated economic benefits related to the development of the land, which may also result in the recognition of impairment losses related to the investment. Further, if the joint venture acquires the land and obtains site plan approval but does not obtain debt financing on acceptable terms, or at all, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and is expected to be comprised of 1,476 single-family homes and townhomes. As the master developer, BBXRE developed the land and common areas and sold finished lots to third-party homebuilders who are constructing single-family homes and townhomes. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots in 2021, the agreements pursuant to which BBXRE sold finished lots to homebuilders generally provide for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price was recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of home sales by the homebuilders.

As of March 31, 2024, BBXRE had substantially completed its primary activities as the master developer of the Beacon Lake Community, including the development and sale of the 1,117 lots comprising Phases 1 through 3 of the community and the sale of the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder.

However, as discussed above, while BBXRE previously recognized revenues related to the contingent purchase price expected to be collected on lots sold to homebuilders in connection with the sale of such lots, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of March 31, 2024, BBXRE had recognized contingent purchase price receivables totaling $7.5 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in Phases 1 through 3 previously sold by BBXRE to such homebuilders:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	200	1,177
Homes closed	302	472	196	129	1,099
Homes remaining to close	—	7	—	71	78

While homebuilders have continued to sell homes in the Beacon Lake Community, BBXRE has observed a deceleration in the number of prospective homebuyers and home sales, which BBXRE believes is attributable to the impact of increased interest rates on mortgage loans and uncertainty related to a potential recessionary economic environment on demand for single-family homes. With respect to the impact of these recent trends on the collection of contingent purchase price due to BBXRE upon the sales of homes, BBXRE’s estimates of contingent purchase price on lots sold to homebuilders in many cases are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeit deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community would be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the three months ended March 31, 2024 and 2023, BBXRE recognized $0.3 million and $0.7 million, respectively, in equity earnings from the joint venture. As of March 31, 2024, the joint venture had executed contracts to sell all of the homes in the community and had closed on the sale of 190 homes.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Sales of real estate inventory	$1,324	1,772	(448)
Revenue from construction contracts	16,447	25,037	(8,590)
Real estate development and property management fees	2,266	1,611	655
Interest income	1,877	1,974	(97)
Other revenues	51	51	—
Total revenues	21,965	30,445	(8,480)
Cost of real estate inventory sold	321	578	(257)
Cost of revenue from construction contracts	20,206	24,189	(3,983)
Interest expense	29	11	18
Recoveries from loan losses, net	(577)	(600)	23
Selling, general and administrative expenses	6,872	6,240	632
Total costs and expenses	26,851	30,418	(3,567)
Operating income	(4,886)	27	(4,913)
Equity in net earnings of unconsolidated real estate joint ventures	41	1,104	(1,063)
Gain on the consolidation of The Altman Companies	—	6,195	(6,195)
Gain on the consolidation of investment in real estate joint ventures	—	10,855	(10,855)
Other income (expense)	441	(305)	746
(Loss) income before income taxes	$(4,404)	17,876	(22,280)

BBXRE recognized a loss before income taxes of $4.4 million during the three months ended March 31, 2024 compared to income before income taxes of $17.9 million during the same 2023 period. The decrease of $22.3 million is primarily due to the following:

●	The recognition of $17.1 million of total non-cash remeasurement gains related to the Company's consolidation of the Altman Companies and related real estate joint ventures during the three months ended March 31, 2023;
●	A higher net loss related to the Altman Companies in 2024, which reflects (i) net losses from construction contracts during the three months ended March 31, 2024, which primarily reflects the impact of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects and resulting unforeseen costs, and (ii) general and administrative expenses exceeding revenues from real estate development management and property management fees; and
●	A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to lower single-family home sale activity by the Sky Cove South and Marbella joint ventures; partially offset by
●	Higher other income primarily due to the increase in the fair value of the interest rate cap associated with the construction loan for the development of Altis Grand Kendall.

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

Overview

IT'SUGAR

As of March 31, 2024, IT’SUGAR had over 100 retail locations across the United States and Canada.

As previously disclosed, IT’SUGAR is focused on leveraging its reputation as a “retailtainment” experience for customers to expand and improve the quality of its store portfolio by:

●	Improving the quality and remaining lease maturities of its store portfolio by (i) extending the lease terms of its existing successful retail locations, (ii) expanding the size of certain existing retail locations, and (iii) closing retail locations where appropriate or where required by the terms of the lease;
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

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

Recent activities in IT’SUGAR’s portfolio of retail locations include:

●	During the three months ended March 31, 2024, IT’SUGAR (i) opened a new retail location in Mercedes, Texas, (ii) relocated a store at an existing location in Grapevine, Texas, and (iii) closed three retail locations.
●	In April 2024, IT’SUGAR (i) relocated a store at an existing location in Miami, Florida to a “candy department store” at such location and (ii) closed an additional retail location.
●	IT’SUGAR has executed lease agreements for various new locations expected to open in 2024, including (i) a relocation of a store at an existing location in Nashville, Tennessee into a larger “candy department store” at such location and (ii) two new retail locations, and it has also executed agreements to extend the lease terms of various locations.

Over the next 2 to 4 years, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire, including lease agreements for certain large format “pop-up” retail locations in Chicago, Illinois, Manhattan, New York, and Boston, Massachusetts. Although IT’SUGAR has the right to extend certain leases that are scheduled to expire, IT’SUGAR is seeking to reduce the impact of various upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases, (ii) evaluating alternative retail locations within the same markets, and (iii) evaluating new locations where rental rates and landlord contributions to fund construction costs, are generally more favorable to IT’SUGAR. As previously disclosed, IT’SUGAR is currently focusing on identifying locations where landlords will agree to provide allowances to IT’SUGAR to fund a significant portion of IT’SUGAR’s costs to open the locations and where the initial net capital investments are less than the investments required for IT’SUGAR’s traditional retail locations and “candy department stores.”

During the three months ended March 31, 2024 and 2023, IT’SUGAR’s trade sales were $27.3 million and $27.6 million, respectively, a decrease of $(0.3) million. The decrease in trade sales reflects lower comparable store sales, partially offset by the impact of sales generated in IT’SUGAR’s new and expanded store locations. During the three months ended March 31, 2024, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by approximately 12.0% as compared to the respective comparable period in 2023. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand, as it observed a drastic decline in consumer demand commence in the second quarter of 2023.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, and over the past several years, IT’SUGAR implemented significant increases in the prices of its products in an effort to maintain its selling margins. However, commencing in 2023, IT’SUGAR experienced compression in its selling margins as the pace of increases in the prices of its products was not possible based on a decline in consumer demand. IT’SUGAR has more recently observed a decline in the cost of inventory and freight related to certain of its products and is focusing on shifting its product and sales mix towards its higher margin products, both of which IT’SUGAR believes may result in improved selling margin in future periods and partially offset the impact of a decline in consumer demand. However, in light of the general volatility in costs over the past several years, there is no assurance that this decline in costs will be sustained. Further, IT’SUGAR believes that, due to current economic conditions, customers are more sensitive to the price increases implemented in recent years, which may be further contributing to the decline in demand. Accordingly, it may be necessary to strategically decrease the price of certain products in order to increase consumer demand, which would also negatively impact IT’SUGAR’s selling margins. Further, while IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty, it will need to closely manage its inventory levels in an effort to mitigate any negative impact on store sales.

IT’SUGAR has continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing, at both its retail locations and its corporate offices. Further, similar to the Company’s other reportable segments, IT’SUGAR has continued to experience a significant increase in insurance costs, including in property insurance costs upon the renewal of its policies, and it expects these increases to continue.

Las Olas Confections and Snacks

During the three months ended March 31, 2024, Las Olas Confections and Snacks’ revenues decreased by 32.4% as compared to the same 2023 period. However, during the three months ended March 31, 2024, Las Olas Confections and Snacks sold one of its product lines to a third party and recognized a net gain on sale of $0.5 million which is included in other income in the table below.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Trade sales	$30,244	32,725	(2,481)
Cost of trade sales	(19,768)	(20,546)	778
Gross margin	10,476	12,179	(1,703)
Interest expense	(470)	(332)	(138)
Selling, general and administrative expenses	(15,392)	(14,541)	(851)
Total operating losses	(5,386)	(2,694)	(2,692)
Other income	501	200	301
Foreign exchange loss	(16)	(14)	(2)
Loss before income taxes	$(4,901)	(2,508)	(2,393)
Gross margin percentage	34.64%	37.22%	(2.58)%
SG&A as a percent of trade sales	50.89%	44.43%	6.46%
Expenditures for property and equipment	$1,539	5,069	(3,530)
Depreciation and amortization	$1,837	1,802	35
Debt accretion and amortization	$91	6	85
Pre opening and closing expenses	$312	465	(153)
ASC 842 straight line rent adjustments	$41	181	(140)

BBX Sweet Holdings’ loss before income taxes for the three months ended March 31, 2024 was $(4.9) million compared to $(2.5) million during the same 2023 period. The increase in the loss before income taxes was primarily due to the following:

●

An increase in the operating loss incurred by IT’SUGAR primarily as a result of (i) lower sales volume, which reflects a decline in comparable store sales offsetting the impact of sales from new and expanded store locations and (ii) higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023; and

●	A decline in Las Olas Confections and Snacks operating results in the 2024 period as compared to 2023, which reflects (i) lower sales volume and (ii) a decline in product margins, partially offset by the recognition of a $0.5 million gain upon the sale of one of its product lines during the three months ended March 31, 2024.

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

Business Update

During the three months ended March 31, 2024, Renin’s sales decreased by 9% as compared to the same period in 2023, which primarily reflects a decrease in sales in its retail channel. Renin's retail channel comprised approximately 58% of its gross sales for the 2024 period as compared to approximately 65% for the same period in 2023. Renin’s sales volumes in 2024 have thus far continued the decline that Renin experienced in 2023. With respect to the decline in customer demand, Renin continues to believe that the decline is primarily attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. In addition, Renin believes that the decline in sales may also be attributable to changes in consumer preferences related to certain of its products. As a result of these factors, Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers, and it is also engaged in efforts to update its product mix with existing customers in an effort to address changes in consumer preferences. However, there is no assurance that these efforts will mitigate the impact of the current decline in customer demand for its existing products on its sales volumes.

While sales declined in 2024 as compared to 2023, Renin’s gross margin improved from $2.0 million during the three months ended March 31, 2023 to $4.5 million during the three months ended March 31, 2024, reflecting an increase in Renin’s gross margin percentage from 7.0% during the three months ended March 31, 2023 to 17.8% during the comparable 2024 period. The improvement in Renin’s gross margin percentage reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects various initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters.

Although Renin has experienced improved operating results in 2024 as a result of the above factors, lower customer demand, supply chain disruptions, and Renin's efforts to mitigate inflationary cost pressures have had and may continue to have negative impacts on Renin’s operations. In particular, while Renin has thus far observed improvements in its gross margin percentage as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations, including resource constraints and unforeseen disruptions resulting from operational changes. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is actively rationalizing and lowering its inventory levels in order to reduce its investment in working capital; however, such efforts could disrupt its ability to fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Further, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases can be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs and/or there are indications that inflationary pressures are impacting consumer behavior in their retail channel and price reductions are necessary to stimulate consumer demand. While Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have sometimes made this difficult. In addition, although increased diversification in Renin’s supply chains may decrease Renin’s exposure to supply chain disruptions, Renin’s efforts to diversify its supply chain may also negatively impact its product margins, as alternative sources of raw materials and products may not be the most cost effective sources.

Renin is also negatively impacted by higher interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of higher interest rates.

Amendment and Restatement of TD Bank Credit Facility

On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with a maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, eligible inventory and eligible equipment, and (ii) a term loan with an initial principal balance of $3.4 million. The proceeds from the amended and restated facility and approximately $3.3 million of equity contributions from BBX Capital were utilized to repay the existing facility with TD Bank. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024.

See Note 8 of the Company’s condensed consolidated financial statements included in Part 1 of this report for additional information with respect to the amended and restated TD Bank Credit Facility.

As of March 31, 2024, Renin had availability of approximately $3.0 million under the revolving line of credit based on its eligible collateral and required minimum excess availability, subject to the terms of the facility, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank Credit Facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Trade sales	$25,564	27,976	(2,412)
Cost of trade sales	(21,018)	(26,007)	4,989
Gross margin	4,546	1,969	2,577
Interest expense	(835)	(1,121)	286
Selling, general and administrative expenses	(3,842)	(3,847)	5
Total operating loss	(131)	(2,999)	2,868
Foreign exchange gain (loss)	487	(32)	519
Income (loss) before income taxes	$356	(3,031)	3,387
Gross margin percentage	17.78%	7.04%	10.74%
SG&A as a percent of trade sales	15.03%	13.75%	1.28%
Expenditures for property and equipment	$210	284	(74)
Depreciation and amortization	$840	867	(27)
Debt accretion and amortization	$10	42	(32)

Renin’s income before income taxes for the three months ended March 31, 2024 was $0.4 million compared to a loss before income taxes of $(3.0) million during the same 2023 period. The improvement in Renin's results of operations was primarily due to the following:

●

An improvement in Renin’s gross margin and gross margin percentage as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and various initiatives implemented by Renin in an effort to reduce costs associated with its manufacturing and distribution facilities, including the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada;

●	A decrease in interest expense primarily due to a reduction in Renin’s average outstanding debt balances; and
●	An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent for the Company, its affiliates, and other third parties. Through January 2024, the Company provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”), and although the Company has been temporarily providing transition services related to risk management to BVH and HGV, the Company does not expect to continue providing risk management advisory services following the temporary transition period.

During the three months ended March 31, 2024 and 2023, the Company recognized income before income taxes related to these other businesses of $0.4 million and $2.7 million, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the three months ended March 31, 2023.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information include the following:

●	BBX Capital’s corporate general and administrative expenses;
●	Interest income on the note receivable from BVH through January 2024;
●	Interest income on interest-bearing cash accounts; and
●	Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three months ended March 31, 2024 were $7.3 million compared to $7.0 million during the three months ended March 31, 2024. BBX Capital’s corporate general and administrative expenses consist of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices.

Interest Income

BBX Capital’s interest income for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively, and includes (i) $0.1 million and $1.1 million, respectively, of interest income on its note receivable from BVH, (ii) $0.4 million and $0.1 million, respectively, of interest income from short-term investments, partially offset by (iii) the $0.3 million and $0.7 million, respectively, elimination of interest income on intercompany loans provided to subsidiaries, including IT’SUGAR and Renin.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income or loss before income taxes reduced by net income or loss attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items, such as the gains on the consolidation of the Altman Companies and real estate joint ventures in 2023, as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate for the three months ended March 31, 2024 was approximately 17% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. The Company’s effective income tax rate for three months ended March 31, 2023 was approximately 8%  and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests during the three months ended March 31, 2024 was $0.4 million compared to a loss of $0.4 million during the 2023 period. The net income attributable to noncontrolling interests during 2024 reflects income attributable to the Company's noncontrolling interests in certain consolidated real estate joint ventures, AMC, ABBX Guaranty, LLC ("ABBX"), and a restaurant the Company acquired through foreclosure. The net loss attributable to noncontrolling interests during the three months ended March 31, 2023 primarily reflects a net loss attributable to the Company's noncontrolling interests in IT'SUGAR, certain consolidated real estate joint ventures, and the restaurant acquired through foreclosure.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows used in operating activities	$(28,855)	(13,657)
Cash flows provided by (used in) investing activities	38,980	(9,910)
Cash flows provided by financing activities	11,287	1,523
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,412	(22,044)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$132,996	106,287

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $15.2 million during the three months ended March 31, 2024 compared to the same 2023 period primarily due to (i) lower operating cash flows from BBXRE, including the impact of negative operating cash flows associated with the Altman Companies, including Altman Builders, and lower distributions from unconsolidated real estate joint ventures, and (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2024 as compared to 2023, partially offset by lower cash flows used in operating activities at Renin.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities increased by $48.9 million during the three months ended March 31, 2024 compared to the same 2023 period primarily due to (i) proceeds from the repayment of the $35.0 million BVH note receivable in 2024, (ii) higher redemptions and lower purchases of securities available for sale in the 2024 period as compared to the 2023 period, and (iii) cash paid for the acquisition of the Altman Companies in 2023, partially offset by (i) cash acquired in the consolidation of the real estate joint ventures during 2023, (ii) higher investments in unconsolidated real estate joint ventures in the 2024 period, and (iii) higher additions to real estate held for investment primarily associated with construction in progress of the Altis Grand Kendall rental property.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $9.8 million during the three months ended March 31, 2024 compared to the same 2023 period primarily due to the borrowings on the construction loan related to the development of Altis Grand Kendall, partially offset by (i) the payment of debt issuance costs in connection with the amendment and restatement of Renin's TD Bank Credit Facility and (ii) lower contributions from noncontrolling interests.

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

Commitments

The Company’s material commitments as of March 31, 2024 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of March 31, 2024 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$8,569	63,656	—	—	(94)	72,131
Noncancelable operating leases	21,074	50,308	40,234	57,122	—	168,738
Payment for purchase of an additional 10% interest in the Altman Companies (2)	—	—	2,350	—	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	775	652	—	—	—	1,427
Total contractual obligations	30,418	114,616	42,584	57,122	(94)	244,646
Interest Obligations (3)
Notes payable and other borrowings	4,740	8,090	—	—	—	12,830
Total contractual interest	4,740	8,090	—	—	—	12,830
Total contractual obligations	$35,158	122,706	42,584	57,122	(94)	257,476

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by the Altman Companies and BBX Logistics.
(2)

The $2.4 million represents the amount owed by BBXRE to Mr. Altman following BBXRE’s acquisition of the Altman Companies in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies or November 30, 2028.

(3)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rates on variable rate debt remain the same as the rates as of March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash, cash equivalents, and short-term investments of $135.7 million, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Management believes that the Company has sufficient liquidity for the foreseeable future to fund operations, including anticipated working capital, capital expenditures, and debt service requirements, and to respond to the challenges the Company faces related to, among other things, inflationary trends, higher interest rates, and the current economic environment subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

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

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under the program during the three months ended March 31, 2024. As of March 31, 2024 the Company was authorized under the share repurchase program to purchase an additional $13.9 million of shares of the Company's Class A and Class B Common Stock. In May 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share in a privately negotiated transaction under its share repurchase program.

BBX Capital Real Estate

The Altman Companies

Although the Altman Companies generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, a significant component of the profits expected to be generated by BBXRE through the operations of the Altman Companies is primarily through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures sponsored by the Altman Companies. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that BBXRE will be required to fund (i) ongoing operating costs and predevelopment expenditures of the Altman Companies and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, many projects previously in the Altman Companies’ development pipeline no longer meet its investment criteria, and the Altman Companies wrote-off various predevelopment expenditures during prior periods as it no longer expected to be reimbursed for such expenditures upon the formation of the development joint venture. Accordingly, BBXRE expects to fund predevelopment expenditures expected to be incurred by the Altman Companies in 2024 in seeking new projects for its development pipeline. Further, previously anticipated fee income will not be generated from development projects that are no longer in its development pipeline, and Altman Builders has incurred unanticipated losses in 2023 and the first quarter of 2024 as a result of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders. As a result, BBXRE expects to fund ongoing operating expenses related to the Altman Companies in 2024 in order to manage its ongoing developments, identify new projects for its pipeline, and fund losses incurred by Altman Builders. As a result, BBXRE currently anticipates that it will fund in excess of $15.0 million to the Altman Companies during the remaining nine months of 2024 for ongoing operating costs and losses, working capital, planned predevelopment expenditures, and contributions to certain existing development joint ventures for cost overruns. In addition, although BBXRE previously expected that the Altman Companies and its affiliates may invest up to $7.0 million in the managing member of a new development joint venture in late 2024, BBXRE currently expects that such investment will occur in 2025. Furthermore, the managing member of the Altis Twin Lakes joint venture, which is consolidated by BBXRE, expects to fund equity contributions of $2.4 million to the development joint venture, as the development costs related to Altis Twin Lakes are being funded by the joint venture partners over time. However, if certain projects that the Altman Companies previously determined were unlikely to commence become financially viable as a result of changes in market conditions, BBXRE expects that it would invest in the managing member of development joint ventures formed to invest in such projects.

BBX Logistics

BBXRE currently expects that it will fund a net amount in excess of $11.0 million to BBX Logistics during the remaining nine months of 2024 for predevelopment expenditures, and ongoing operating costs, and potential investments in new and existing developments, including BBX Park at Delray, BBX Park at Lakeland, and BBX Park at Davie. These estimates are based on BBX Logistics’ current pipeline of potential development projects, and there is no assurance that BBX Logistics will commence any or all of the new developments in its project pipeline, which may result in lower than anticipated investments by BBXRE in BBX Logistics. Further, in connection with the development of BBX Park at Davie, the Company currently expects to ultimately invest a net amount of approximately $5.1 million in the development joint venture based on a 20% ownership interest in the venture. However, the Company will have a 50% membership interest in the venture until the commencement of vertical construction and the origination of debt financing for the development, at which time the joint venture will be recapitalized and the Company’s investment will decrease to the above mentioned 20% ownership interest in the venture. Therefore, as the Company currently expects that the joint venture will acquire the land for development prior to the recapitalization of the joint venture, the Company expects that it may be required to invest in excess of $13.0 million in the joint venture until the recapitalization of the joint venture, at which time the Company’s investment will decrease to the above mentioned $5.1 million. The aforementioned net funding of $10.0 million that BBXRE expects to provide BBX Logistics during the remaining nine months of 2024 assumes that the above mentioned joint venture acquires the land for development and is ultimately recapitalized in 2024 upon securing a construction loan and commencing vertical construction in 2024. However, if the joint venture acquires the land for development but the recapitalization is delayed until a future year, BBXRE’s estimated funding for BBX Logistics in 2024 may be significantly in excess of $10.0 million.

During 2023, in connection with the closing of the BBX Park at Delray joint venture, BBXRE contributed $5.0 million of cash and cash equivalents to a wholly-owned subsidiary that is providing construction completion and cost overrun guarantees to the joint venture and will provide guarantees on the expected future indebtedness for development joint ventures sponsored by BBX Logistics, and as a result of minimum liquidity requirements included in the current guarantees and expected to be provided in future guarantees, such cash is now classified as restricted cash in the Company’s statement of financial condition as it is restricted from being utilized in BBXRE’s other operations.

As of March 31, 2024, BBX Logistics had also entered into agreements for an aggregate purchase price of approximately $47.3 million to acquire three land parcels for the purpose of developing logistics facilities. Due diligence has been completed for two of these parcels, and the escrowed deposits paid by BBX Logistics for these two parcels are nonrefundable, subject to the seller obtaining site plan approvals for the parcels. The agreement for the other parcel is subject to various contingencies, and the escrowed deposit paid by BBXRE in connection with the agreement is currently refundable.

If BBX Logistics moves forward with these projects, BBXRE expects that it will develop the projects through joint ventures with third party investors and, in such case, that it will seek third party debt and equity financing for the land and development costs, assign the purchase agreements to the applicable joint ventures formed with the third party equity investors, and fund its share of the land and development costs as the managing member of the applicable joint ventures.

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

BBX Sweet Holdings

IT’SUGAR currently expects to incur up to $10.0 million of capital expenditures during 2024 to fund construction costs associated with leases for new retail locations and the expansion of existing retail locations, although IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. However, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for currently identified in its pipeline, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he has agreed to remain an employee and advisor to BBX Sweet Holdings through November 2025. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing and the balance will be paid in installments in July 2024 and July 2025.

Renin

In recent years, including in March 2024 in connection with the amendment and restatement of the TD Bank Credit Facility, BBX Capital has provided funds to Renin at various times to provide additional liquidity for working capital, make partial prepayments on Renin’s term loan with TD Bank, and fund certain one-time expenditures, including costs related to the transition of operations from a facility in Montreal, Canada to its other facilities.

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

Credit Facilities with Future Availability

As of March 31, 2024, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Bank (“TD Bank”) Revolving Line of Credit - TD Bank Credit Facility

On March 13, 2024, Renin’s TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million, and the proceeds from the amended and restated facility, along with certain capital contributions from BBX Capital, as described below, were utilized to repay the existing facility. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024. Under the terms of the amended and restated facility, interest rates on amounts outstanding under the revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) the Term SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan are .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan portion of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated facility. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to receive a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank. BBX Capital's management will continue to evaluate the operating results, financial condition, commitments, and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of March 31, 2024, the outstanding amount under the revolving line of credit was $17.0 million, and the outstanding term loan balances was $3.4 million with an effective interest rate of 10.6%.  As of March 31, 2024, Renin was in compliance with the financial covenants and had $3.0 million of contractually committed availability under the credit facility based on its eligible collateral and required minimum excess availability.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of March 31, 2024, the outstanding balance of the credit facility was $4.6 million.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR Credit Facility”) which provides for a revolving line of credit of up to $5.0 million that matures in June 2024. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. BBXRE has pledged $6.0 million of cash and marketable securities in a Regions Bank brokerage account to secure the repayment of the IT'SUGAR credit facility. The facility contains various customary financial and reporting covenants. As of March 31, 2024, the outstanding amount under the credit facility was $5.0 million, and the effective interest rate was 7.00%.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies has a credit facility with Comerica Bank (the “Altman LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of the Altman Companies up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman LOC Facility was scheduled to expire in April 2024. In March 2024, the Altman LOC facility was amended to extend the termination date to April 2026 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman LOC Facility is guaranteed by ABBX.

As of March 31, 2024, the Altman Companies had one letter of credit outstanding under the facility with an aggregate balance of $0.8 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 6 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of many of these joint ventures in its financial statements. As of March 31, 2024 and December 31, 2023, the Company’s investments in these joint ventures totaled $47.1 million and $44.1 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is approximately $57.1 million. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

As described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, ABBX is a consolidated VIE and provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of March 31, 2024, ABBX has been funded with $10.0 million in cash and cash equivalents, and ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Note 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, BBX Industrial Guaranty, LLC ("BIG") is a consolidated wholly-owned subsidiary that was established to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by BBX Logistics. In addition, BIG provides construction completion and cost overrun guarantees to the applicable real estate joint ventures, and it has provided such guarantees to the BBX Park at Delray, BBX Park at Lakeland, and BBX Park at Davie joint ventures. As a result of the BBX Park at Delray joint venture closing on debt financing for the first phase of its development project in April 2024, the maximum amount of future payments that BIG could be required to make under the repayment guarantees is $31.3 million on aggregate joint venture indebtedness of $31.3 million. BIG would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. As of March 31, 2024, BIG has been funded with $5.0 million in cash and cash equivalents, and BIG is required to maintain a net worth of not less than $5.0 million as a result of its current guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2023 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our 2023 Annual Report.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2023 Annual Report.

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

BBX CAPITAL, INC.

May 10, 2024	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

May 10, 2024	By:	/s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer