Form 10-Q
period 2024-06-30
BBX Capital, Inc.
filed 2024-08-09
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 6, 2024 is as follows:

Class A Common Stock of $.01 par value, 10,486,944 shares outstanding.
Class B Common Stock of $.01 par value, 3,854,194 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents ($3,756 in 2024 and $4,521 in 2023 in variable interest entities (VIEs))	$116,049	90,277
Restricted cash ($10,186 in 2024 and $10,089 in 2023 in VIEs)	25,729	21,307
Securities available for sale, at fair value	10,808	44,576
Trade accounts receivable, net ($377 in 2024 and $385 in 2023 in VIEs)	16,501	18,341
Construction contracts receivable, net	7,049	13,525
Trade inventory, net	33,850	33,836
Real estate ($2,477 in 2024 and $2,688 in 2023 held for sale, and $88,925 in 2024 and $64,055 in 2023 rental property under development in VIEs and $1,690 in predevelopment costs in 2024 in VIEs)	107,530	80,654
Investments in and advances to unconsolidated real estate joint ventures ($46,168 in 2024 and $39,821 in 2023 in VIEs)	48,172	44,076
Note receivable from Bluegreen Vacations Holding Corporation	—	35,000
Property and equipment, net	40,264	40,688
Goodwill	49,647	49,647
Intangible assets, net	25,582	26,839
Operating lease assets	118,001	117,894
Deferred tax asset, net	7,151	7,192
Contract assets	16,735	30,799
Other assets ($1,406 in 2024 and $990 in 2023 in VIEs)	22,582	19,591
Total assets	$645,650	674,242
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($128 in 2024 and $16 in 2023 in VIEs)	$24,260	31,012
Accrued expenses ($539 in 2024 and $349 in 2023 in VIEs)	32,822	40,700
Contract liabilities	21,844	28,641
Other liabilities ($55 in 2024 and $1,833 in 2023 in VIEs)	3,660	4,774
Operating lease liabilities	137,940	136,758
Notes payable and other borrowings ($48,654 in 2024 and $27,321 in 2023 in VIEs)	76,313	60,805
Total liabilities	296,839	302,690
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	5,091	5,040
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 9,610,336 in 2024 and 10,110,336 in 2023	96	101
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,785,851 in 2024 and 3,785,851 in 2023	38	38
Additional paid-in capital	310,228	311,847
Accumulated deficit	(24,770)	(1,755)
Accumulated other comprehensive income	593	1,313
Total shareholders' equity	286,185	311,544
Noncontrolling interests	57,535	54,968
Total equity	343,720	366,512
Total liabilities and equity	$645,650	674,242

(1)  BBX Capital's Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Trade sales	$55,967	61,203	114,412	124,917
Sales of real estate inventory	629	4,445	1,953	6,217
Revenue from construction contracts	14,957	36,574	31,404	61,611
Real estate development and property management fees	1,734	2,636	4,000	4,247
Interest income	1,867	1,674	3,963	4,191
Other revenue	68	312	457	659
Total revenues	75,222	106,844	156,189	201,842
Costs and expenses:
Cost of trade sales	40,441	44,927	81,992	92,334
Cost of real estate inventory sold	—	959	321	1,537
Cost of revenue from construction contracts	15,432	38,129	35,638	62,318
Interest expense	639	700	1,508	1,435
Recoveries from loan losses, net	(247)	(2,507)	(824)	(3,107)
Impairment losses	218	—	218	—
Selling, general and administrative expenses	33,306	34,306	68,719	68,084
Total costs and expenses	89,789	116,514	187,572	222,601
Operating losses	(14,567)	(9,670)	(31,383)	(20,759)
Equity in net earnings of unconsolidated real estate joint ventures	1,676	728	1,717	1,832
Gain on the consolidation of The Altman Companies	—	—	—	6,195
Gain on the consolidation of investment in real estate joint ventures	—	27	—	10,882
Other income	489	716	1,434	2,887
Foreign exchange gain (loss)	235	(488)	706	(534)
(Loss) income before income taxes	(12,167)	(8,687)	(27,526)	503
Benefit (provision) for income taxes	2,358	1,292	5,065	(375)
Net (loss) income	(9,809)	(7,395)	(22,461)	128
Net income attributable to noncontrolling interests	(170)	(606)	(554)	(226)
Net loss attributable to shareholders	$(9,979)	(8,001)	(23,015)	(98)
Basic loss per share	$(0.74)	(0.56)	(1.68)	(0.01)
Diluted loss per share	$(0.74)	(0.56)	(1.68)	(0.01)
Basic weighted average number of common shares outstanding	13,561	14,354	13,729	14,354
Diluted weighted average number of common shares outstanding	13,561	14,354	13,729	14,354
Net (loss) income	$(9,809)	(7,395)	(22,461)	128
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	—	(23)	(7)	4
Foreign currency translation adjustments	(167)	363	(713)	374
Other comprehensive (loss) income, net	(167)	340	(720)	378
Comprehensive (loss) income, net of tax	(9,976)	(7,055)	(23,181)	506
Comprehensive income attributable to noncontrolling interests	(170)	(606)	(554)	(226)
Comprehensive (loss) income attributable to shareholders	$(10,146)	(7,661)	(23,735)	280

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

For the Three Months Ended June 30, 2024 and 2023

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, March 31, 2023	10,629	3,724	$106	37	313,995	27,361	861	56,749	399,109
Net loss excluding $122 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(8,001)	—	484	(7,517)
Other comprehensive income	—	—	—	—	—	—	340	—	340
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,390	1,390
Share-based compensation	—	—	—	—	1,113	—	—	139	1,252
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, March 31, 2024	10,110	3,786	$101	38	313,190	(14,791)	760	56,215	355,513
Net loss excluding $65 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(9,979)	—	105	(9,874)
Other comprehensive loss	—	—	—	—	—	—	(167)	—	(167)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,207	1,207
Purchase and retirement of common stock	(500)	—	(5)	—	(4,370)	—	—	—	(4,375)
Share-based compensation	—	—	—	—	1,408	—	—	8	1,416
Balance, June 30, 2024	9,610	3,786	$96	38	310,228	(24,770)	593	57,535	343,720

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

For the Six Months Ended June 30, 2024 and 2023

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net income excluding $83 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(98)	—	309	211
Other comprehensive income	—	—	—	—	—	—	378	—	378
Accretion of noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,990	55,990
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2,147	2,147
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(159)	(159)
Share-based compensation	—	—	—	—	2,130	—	—	249	2,379
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512
Net loss excluding $129 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(23,015)	—	425	(22,590)
Other comprehensive loss	—	—	—	—	—	—	(720)	—	(720)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,860	1,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Purchase and retirement of common stock from common stock	(500)	—	(5)	—	(4,370)	—	—	—	(4,375)
Share-based compensation	—	—	—	—	2,751	—	—	351	3,102
Balance, June 30, 2024	9,610	3,786	$96	38	310,228	(24,770)	593	57,535	343,720

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net (loss) income	$(22,461)	128
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recoveries from loan losses, net	(824)	(3,107)
Depreciation, amortization and accretion	5,450	6,282
Net (gain) loss on sales of real estate and property and equipment	(501)	91
Equity in net earnings of unconsolidated real estate joint ventures	(1,717)	(1,832)
Return on investment in unconsolidated real estate joint ventures	3,432	2,464
Gain on the consolidation of real estate joint ventures	—	(10,882)
Gain on the consolidation of The Altman Companies	—	(6,195)
Impairment losses	218	—
Share-based compensation expense	3,102	2,403
Provision for excess and obsolete inventory	423	271
Change in deferred income tax asset, net	41	1,753
Changes in operating assets and liabilities:
Trade accounts receivable	1,840	(416)
Construction contracts receivable	6,476	4,024
Trade inventory	(498)	6,111
Real estate	(2,610)	1,230
Operating lease assets	10,869	10,365
Operating lease liabilities	(10,913)	(9,544)
Contract assets	14,319	5,514
Other assets	3,572	9,268
Accounts payable	(11,648)	(13,018)
Accrued expenses	(7,878)	(15,276)
Contract liabilities	(10,633)	2,991
Other liabilities	(1,827)	(569)
Net cash used in operating activities	(21,768)	(7,944)
Investing activities:
Return of investment in and advances to unconsolidated real estate joint ventures	401	2,353
Investments in unconsolidated real estate joint ventures	(6,212)	(6,766)
Purchases of securities available for sale	(9,831)	(68,862)
Redemptions of securities available for sale	44,251	26,800
Proceeds from repayment of loans receivable	857	3,462
Proceeds from the repayment of Bluegreen Vacations Holding Corporation note	35,000	14,070
Proceeds from sales of assets	306	—
Proceeds from sale of real estate held for sale	260	—
Additions to real estate held-for-sale and held-for-investment	(16,376)	(9,299)
Purchases of property and equipment	(3,955)	(9,060)
Cash acquired in the consolidation of real estate joint ventures	—	29,147
Cash paid for The Altman Companies acquisition, net of cash received	—	(3,945)
Decrease in cash from other investing activities	(5,008)	(9)
Net cash provided by (used in) investing activities	39,693	(22,109)

(Continued)

	For the Six Months Ended
	June 30,
	2024	2023
Financing activities:
Repayments of notes payable and other borrowings	(8,271)	(7,435)
Proceeds from notes payable and other borrowings	23,877	5,501
Payments for debt issuance costs	(675)	(109)
Purchase and retirement of common stock	(4,375)	—
Contributions from noncontrolling interests	1,860	2,147
Distributions to noncontrolling interests	(147)	(159)
Net cash provided by (used in) financing activities	12,269	(55)
Increase (decrease) in cash, cash equivalents and restricted cash	30,194	(30,108)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$141,778	98,223

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$1,685	1,359
Income taxes paid	485	7,213
Supplementary disclosure of non-cash investing and financing activities:
Miscellaneous receivable from sale of assets	255	—
Additions to real estate held for investment and property and equipment accrued not paid	8,732	4,403
Inventory transferred in sale of assets	61	—
Assumption of Community Development District Bonds by homebuilders	134	954
Operating lease assets obtained in exchange for new operating lease liabilities	12,457	18,688
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	116,049	81,469
Restricted cash	25,729	16,754
Total cash, cash equivalents and restricted cash	$141,778	98,223

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

Principal Holdings

The Company’s principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

BBX Capital Real Estate

BBX Capital Real Estate is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities located primarily in Florida. As part of its real estate development activities, BBX Capital Real Estate invests in developments primarily through joint ventures in which it serves as the managing member, and BBX Capital Real Estate also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a development and manager of multifamily apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In 2021, BBX Capital Real Estate also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities. In addition, BBX Capital Real Estate manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments against past borrowers.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer in over 100 retail locations in the United States and one location in Canada whose products include bulk candy, candy in giant packaging, and licensed and novelty items, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. Through August 2023, the Company owned over 90% of the equity interests in IT'SUGAR. In August 2023, the Company acquired the remaining equity interest in IT’SUGAR, and IT’SUGAR became a wholly-owned subsidiary of the Company.

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

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure, and an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent. Through  January 2024, the Company's affiliates included Bluegreen Vacations Holdings Corporation ("BVH"), and the entity provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. ("HGV"), and although the Company's risk management entity temporarily provided transition services related to risk management to BVH and HGV following the acquisition in January 2024, the Company is no longer providing such risk management advisory services to BVH or HGV. The fees earned by the entity for services provided to the Company are eliminated in consolidation.

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

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, and Mr. Joel Altman continued to own the remaining 50% equity interest. On January 31, 2023 (the “Acquisition Date”), BBXRE acquired the remaining 50% equity interests in the Altman Companies, and the Altman Companies became a wholly-owned subsidiary of the Company. Prior to the Acquisition Date, the Company accounted for its investment in the Altman Companies under the equity method of accounting. However, as of and subsequent to the Acquisition Date, the Company has consolidated the Altman Companies in its consolidated financial statements. As a result, the Company's statement of operations and comprehensive (loss) income, statement of changes in equity, and statement of cash flows for the three and six months ended June 30, 2023 reflect the activities of the Altman Companies under the equity method of accounting for the one month ended January 31, 2023 and include the activities of the Altman Companies and its subsidiaries on a consolidated basis from February 1, 2023 to June 30, 2023.

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

Due to, among other things, the impact of the inflationary and geopolitical environment, including the impact of interest rates, decreased consumer demand, labor shortages, supply chain issues, and economic uncertainty, actual conditions could materially differ from the Company’s expectations and estimates, which would materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences of these conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) higher interest rates. In light of the uncertain duration and impact of current economic trends, the Company has maintained significant liquidity.  As of June 30, 2024, the Company’s consolidated cash and cash equivalent balances were $116.0 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $10.8 million.

Inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia as well as piracy in shipping lanes have resulted in supply chain issues, with the conflict in the Middle East further exacerbating inflationary trends and supply chain disruptions. We believe the 525 basis point increase in the federal funds rate since March 2022 and the wind-down of quantitative easing during 2023 created economic uncertainty which negatively affected our operating results by, among other things: (i) increasing interest expense on variable rate debt and any new debt, (ii) decreasing gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) reducing the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) increasing overall operating expenses due to increases in labor and service costs, (v) decreasing customer demand for our products, (vi) shifting customer behavior as consumers experience higher borrowing costs, including mortgage borrowings, and (vii) increasing the risk of impairments as a result of declining valuations. Recent anticipated decreases in interest rates have to date not resulted in long term changes and market volatility and the potential impact of the November elections has created uncertainty regarding future consumer sentiment.

While we have taken steps to increase the prices of our products, we do not believe that future increases will be accepted by our consumers, and any such increases could negatively impact customer retention and our gross margin. There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs or maintain current price levels which could have a material adverse effect on the Company's results of operations and financial condition.

BBXRE's real estate assets are primarily located in Florida, and economic conditions in the Florida real estate market could adversely affect our earnings and financial condition. In 2023, BBXRE experienced a significant increase in commodity and labor prices, and a shortage of available labor, which resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment. These factors impacted the timing of certain projects under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and financing for new development projects. Higher rates have also had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors are impacting BBXRE’s results of operations, and we expect that they may have an adverse impact on its operating results in future periods.

Similarly, IT’SUGAR in 2023 experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that impacted its ability to maintain historical inventory levels at its retail locations. Additionally, IT’SUGAR has experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations. While IT’SUGAR was previously able to partially mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has had to slow the pace of price increases due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, while IT’SUGAR previously increased inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, in light of the slowdown in store sales and general economic uncertainty, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in an effort to mitigate the risk of it being unable to sell the products timely and the risk of inventory writedowns due to the slowdown in consumer demand. However, IT’SUGAR must also manage decreases its inventory levels so it does not further negatively impact store sales.

Higher interest rates on borrowings, global supply chain disruptions and increases in commodity prices have also contributed to an increase in Renin’s costs, including costs related to shipping and raw materials, as well as delays in its supply chains, all of which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and (iv) an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. While Renin increased its inventory levels in an effort to ensure that it could meet customer demand, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns.

The impact of these factors contributed to Renin's inability to comply with covenants under its credit facility with TD Bank. On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety. See Note 8 of the Company’s condensed consolidated financial statements included in Part 1 of this report for additional information with respect to the amended TD Bank Credit Facility. If Renin is unable to maintain compliance with the covenants under its amended and restated credit facility with TD Bank, Renin may lose availability under its revolving line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

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

2. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$9,979	—	(1)	9,978
Community Development District bonds	820	10	—	830
Total available-for-sale	$10,799	10	(1)	10,808

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,738	13	—	43,751
Community Development District bonds	820	5	—	825
Total available-for-sale	$44,558	18	—	44,576

Accrued interest receivable as of June 30, 2024 and December 31, 2023 was $8,000 and $8,000, respectively. All U.S. Treasury and federal agency securities available-for-sale have maturities of less than one year. The Community Development District bonds mature after ten years.

3. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$16,667	18,563
Allowance for expected credit losses	(166)	(222)
Total trade accounts receivables	$16,501	18,341

The Company’s construction contract receivables consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Construction contracts receivable	$7,049	13,525
Allowance for expected credit losses	—	—
Total construction contracts receivable	$7,049	13,525

The entire balance of construction contracts receivable is comprised of receivables from affiliated real estate joint ventures in which the Company is the managing member.

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$5,400	5,569
Paper goods and packaging materials	1,581	1,571
Work in process	1,364	618
Finished goods	27,206	27,356
Total trade inventory	35,551	35,114
Inventory reserve	(1,701)	(1,278)
Total trade inventory, net	$33,850	33,836

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Real estate held-for-sale	$2,477	2,688
Real estate held-for-investment	2,766	2,981
Real estate inventory	6,540	6,117
Rental properties under development	88,925	64,055
Predevelopment costs	6,822	4,813
Total real estate	$107,530	80,654

As of June 30, 2024, rental properties under development was comprised of $17.8 million of land and $71.1 million of construction in progress associated with the Altis Grand Kendall joint venture (previously referred to as the Altra Kendall joint venture), a consolidated VIE. During the three and six months ended June 30, 2024, the Altis Grand Kendall joint venture capitalized $0.5 million and $0.8 million, respectively, of interest expense related to a construction loan with TD Bank. There was no interest expense capitalized during the three and six months ended June 30, 2023.

6. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

Real Estate Joint Ventures Related to the Altman Companies and BBX Logistics

BBXRE invests in the managing member of real estate joint ventures sponsored by the Altman Companies and by BBX Logistics. In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in the managing member of each real estate joint venture to determine if such managing member entities are VIEs and, to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the structure of these entities, including the respective operating agreements governing these entities and any relevant financial agreements, the Company has determined that (i) the managing member entities are VIEs due to the entities not having sufficient equity to finance their activities and (ii) the Company has variable interests in these entities as a result of its equity investments in such entities. Further, the Company has determined that it is the primary beneficiary of the managing member entities and, as a result, consolidates the managing member entities. The Company’s conclusion that it is the primary beneficiary of these entities is primarily based on the determination that the Company has the power to direct activities of the entities that most significantly affect their economic performance. With respect to joint ventures sponsored by the Altman Companies that were formed prior to the Acquisition Date, prior to the Acquisition Date the Company had determined that it was not the primary beneficiary of certain managing member entities based on the fact that BBXRE and Mr. Altman shared decision-making authority for all significant operating and financing decisions related to such entities. However, as a result of the acquisition of the Altman Companies and Mr. Altman’s ongoing employment with the Altman Companies, the Company reevaluated its investments in these entities and determined that, as of and subsequent to the Acquisition Date, BBXRE and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of each of these entities and that BBXRE is the primary beneficiary of the managing member entities as it is the member of the related party group whose activities are most closely associated with the entities.

As a result of the above, the Company consolidates the managing members of the following real estate joint ventures:

●	Altis Lake Willis Phase 1
●	Altis Lake Willis Phase 2
●	Altis Grand at Suncoast
●	Altis Blue Lake
●	Altis Santa Barbara
●	Altis Grand Kendall
●	Altis Twin Lakes
●	Altis Grand Bay
●	The Park at Delray
●	The Park at Lakeland
●	The Park at Davie

As further described below under Unconsolidated VIEs, although the Company consolidates the managing member of the various real estate joint ventures sponsored by the Altman Companies and by BBX Logistics, the Company has determined that, other than with respect to the Altis Grand Kendall joint venture, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. However, with respect to the Altis Grand Kendall joint venture, the Company determined that the venture is a VIE in which the managing member is the primary beneficiary, as the managing member of the Altis Grand Kendall joint venture has the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altis Grand Kendall joint venture.

ABBX Guaranty, LLC (“ABBX”)

In 2018, BBXRE and Mr. Altman formed ABBX Guaranty, LLC (“ABBX”), a joint venture that provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by the Altman Companies. Under the terms of the operating agreement of ABBX, BBXRE and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that ABBX is no longer providing guarantees related to such development joint ventures, it is expected that BBXRE will acquire Mr. Altman’s equity interest in ABBX based on his then outstanding capital in ABBX. Prior to the Acquisition Date, the Company previously determined that ABBX was a VIE in which BBXRE was not the primary beneficiary based on the fact that BBXRE and Mr. Altman share decision-making authority for all significant operating and financing decisions related to ABBX. As a result, the Company previously accounted for its investment in ABBX using the equity method of accounting. As a result of the acquisition of the Altman Companies, BBXRE reevaluated its investment in ABBX and determined that, as of and subsequent to the Acquisition Date, (i) ABBX is still a VIE and (ii) BBXRE and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of ABBX. Further, based on the Company's analysis of the facts and circumstances, the Company determined that BBXRE is the primary beneficiary of ABBX as of and subsequent to the Acquisition Date as it is the member of the related party group whose activities are most closely associated with ABBX. Accordingly, as of subsequent to the Acquisition Date, the Company consolidates ABBX in its consolidated financial statements. See Note 14 for additional information regarding ABBX’s guarantees.

Altman Management

Altman Management ("AMC"), historically provided property management services pursuant to property management agreements to the owners of multifamily apartment communities, including real estate joint ventures sponsored by the Altman Companies, affiliates of the Altman Companies (including joint ventures in which Mr. Altman is an investor), and unrelated third parties. In March 2023, the Altman Companies amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner. The Altman Companies continues to serve as the managing member of AMC, but any major decisions requiring the approval of both parties. However, once the parties resolve certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, with any major decisions continuing to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties have thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time which would result in RAM transferring its ownership interests in AMC back to the Altman Companies and result in the Altman Companies once again being the sole owner of AMC. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that the Altman Companies is the primary beneficiary of AMC, as the Altman Companies is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, the Altman Companies has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognizes a noncontrolling interest related to RAM’s equity interest in AMC.

Altis Grand Bay

In January 2024, BBXRE, through various consolidated subsidiaries, formed 11240 Biscayne Manager, LLC (the “Altis Grand Bay Manager joint venture”), a joint venture formed with third party investors in which a consolidated subsidiary of BBXRE serves as the managing member. Upon the formation of the Altis Grand Bay Manager joint venture, an affiliate of BBXRE assigned a purchase and sale agreement for the acquisition of land in Miami, Florida to the joint venture. The Altis Grand Bay Manager joint venture will initially be responsible for incurring predevelopment costs related to the potential acquisition and development of a 336 unit multifamily apartment community in Miami, Florida and for obtaining equity and debt financing for the potential development of the community. After obtaining entitlements and sourcing development financing, the joint venture currently expects to form a joint venture with other third party investors to acquire and develop the land in which the Altis Grand Bay Manager joint venture will serve as the managing member. BBXRE owns 50% of the membership interests in the Altis Grand Bay Manager joint venture, and the remaining interests are owned by third party investors. The Company evaluated its investment in the Altis Grand Bay Manager joint venture and determined that the joint venture is a VIE and that BBXRE is the primary beneficiary. The Company’s conclusion that BBXRE is the primary beneficiary of the Altis Grand Bay Manager joint venture is based on its determination that BBXRE has the power to direct the activities of the joint venture that most significantly impact its economic performance. As a result, the Company consolidates the Altis Grand Bay Manager joint venture.

The Park at Lakeland and The Park at Davie

In  January 2024, BBX Logistics formed The Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and assigned a contract to acquire approximately 22.5 acres of land in Lakeland, Florida to the joint venture for the purpose of developing a logistics facility. In connection with the formation of the joint venture, BBX Logistics initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In March 2024, the joint venture acquired the land expected to be developed into The Park at Lakeland, and BBX Logistics has continued to contribute capital to the administrative managing member for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in The Park at Lakeland joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, with BBX Logistics subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interest in the joint venture. However, pursuant to the terms of the operating agreement for The Park at Lakeland joint venture, BBX Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

In March 2024, BBX Logistics formed The Park at Davie joint venture, a joint venture with affiliates of FRP, for the purpose of acquiring approximately 11.3 acres of land in Davie, Florida and developing a logistics facility. In connection with the formation of the joint venture, BBX Logistics initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into The Park at Davie and, in connection with the acquisition, BBX Logistics contributed $11.9 million of capital to the administrative managing member for investment in the joint venture for land acquisition costs and predevelopment expenditures based on its 50% membership interest in The Park at Davie joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture resulting in BBX Logistics subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interest in the joint venture. Pursuant to the terms of the operating agreement, BBX Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

The Company evaluated its investment in the managing member of The Park at Lakeland and The Park at Davie joint ventures and determined that the managing members are VIEs and that The Logistics Properties is the primary beneficiary. The Company then evaluated the managing member's investment in each of The Park at Lakeland and The Park at Davie joint ventures and determined that the joint ventures are VIEs and that the managing members are not the primary beneficiaries. The Company’s conclusion that the managing members are not the primary beneficiary of The Park at Lakeland and The Park at Davie joint ventures is based on the determination that the managing member of each joint venture does not have the power to direct the activities of the respective joint venture that most significantly affect its economic performance. In particular, while the managing member is the day-to-day operating manager of each joint venture, the other member has substantive participating rights with respect to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the managing members, and the managing members account for their investment in the underlying The Park at Lakeland and The Park at Davie joint ventures under the equity method of accounting.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of June 30, 2024 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate
	Joint Ventures (1)	ABBX	AMC	Total
Cash	$3,159	—	597	3,756
Restricted cash	—	10,186	—	10,186
Trade accounts receivable, net	—	—	377	377
Real estate	90,615	—	—	90,615
Investment in and advances to unconsolidated real estate joint ventures	46,168	—	—	46,168
Other assets	1,106	—	300	1,406
Total assets	$141,048	10,186	1,274	152,508
Accounts payable	108	—	20	128
Accrued expenses	329	—	210	539
Other liabilities	—	—	55	55
Notes payable and other borrowings	48,654	—	—	48,654
Total liabilities	$49,091	—	285	49,376
Noncontrolling interest	$57,071	5,091	344	62,506

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

Unconsolidated VIEs

As of June 30, 2024, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master planned for sale housing communities.

As a result of the consolidation of the managing members of various real estate joint ventures sponsored by the Altman Companies and by BBX Logistics, the Company’s unconsolidated real estate joint ventures as of June 30, 2024 and December 31, 2023 include the managing members’ investments in the underlying real estate joint ventures where the Company has concluded that the managing members do not consolidate the applicable underlying joint ventures.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,		December 31,
	2024	Ownership (1)	2023	Ownership (1)
Altis Grand Central	$604	1.49%	636	1.49%
Altis Lake Willis Phase 1	7,404	1.68	7,126	1.68
Altis Lake Willis Phase 2	3,502	5.10	3,398	5.10
Altis Grand at Suncoast	11,652	12.31	12,195	12.31
Altis Blue Lake	4,953	1.68	4,736	1.68
Altis Santa Barbara	7,520	5.10	6,425	5.10
Altis Twin Lakes	6,165	11.39	3,961	11.39
The Park at Delray	2,871	10.00	2,800	10.00
The Park at Lakeland	1,220	50.00	—	—
The Park at Davie	881	50.00	—	—
Marbella	1,038	70.00	1,043	70.00
The Main Las Olas	—	3.41	479	3.41
Sky Cove	119	26.25	118	26.25
Sky Cove South	116	26.25	1,001	26.25
Other	127		158
Total	$48,172		44,076

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

BBX Capital's aggregate maximum loss exposure in unconsolidated VIEs, which includes joint ventures sponsored by the Altman Companies and by BBX Logistics, is the amount of its equity investment in these entities and the assets of ABBX as of June 30, 2024, in the aggregate amount of $63.4 million, which reflects the carrying amount of the Company's investments in these joint ventures and the restricted cash held by ABBX and BBXIG, as further described in Note 14.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $17.5 million as of June 30, 2024, which includes (i) a $16.8 million adjustment to recognize certain investments in unconsolidated joint ventures sponsored by the Altman Companies at their estimated fair values upon the Company's consolidation of the managing members of such joint ventures as of the Acquisition Date and (ii) $1.4 million of interest capitalized by the Company relating to such joint ventures, partially offset by (i) a $0.5 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures and (ii) a $0.2 million reduction in the carrying amount of certain investments relating to the elimination of general contractor and development management fees earned by the Altman Companies or BBX Logistics, as applicable, and recognized as revenues by the Company but are capitalized by the underlying development joint ventures. Based on the facts and circumstances of the agreements between the Altman Companies or BBX Logistics, as applicable, and the joint ventures, the Company has determined that the transactions with the ventures are arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts, as applicable, are eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the three months ended June 30, 2024 and 2023, the Company eliminated $2.6 million and $4.1 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $2.2 million and $4.0 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures. During the six months ended June 30, 2024 and 2023, the Company eliminated $4.5 million and $7.1 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $4.5 million and $6.8 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

The Main Las Olas

As of December 31, 2023, BBXRE had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-use project in downtown Fort Lauderdale, Florida comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. In April 2024, The Main Las Olas joint venture sold its ownership interest in the residential tower and a portion of the ground floor retail. As a result, BBXRE received aggregate cash distributions of $2.1 million from The Main Las Olas joint venture and recognized $1.6 million of equity earnings from the venture during the during the three and six months ended June 30, 2024.

7. Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid assets	$6,379	9,509
Equity investments - cost method	2,354	2,439
Loans receivable	2,143	2,176
Interest rate cap	1,106	697
Certificate of deposit	5,000	—
Receivables from related parties	1,691	2,209
Other	3,909	2,561
Total other assets	$22,582	19,591

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

Loans Receivable

The Company has investments in portfolios of residential loans collateralized by mortgages serviced by financial institutions. The following table presents the carrying value of the Company’s loans receivable by loan type (in thousands):

	June 30,	December 31,
	2024	2023
First mortgage residential loans	$1,972	2,005
Second mortgage residential loans	171	171
Total residential loans	$2,143	2,176

As of June 30, 2024 and December 31, 2023, $1.5 million of the loans receivable were greater than 90 days past due, and as of June 30, 2024, $1.3 million of the loans receivable were in the process of foreclosure. The Company recognizes interest income on loans receivable on a cash basis as the residential loans are collateral dependent.

Pursuant to the servicing agreements for these loans, the financial institutions are required to advance principal and interest on delinquent loans to the Company up to the collateral value of the delinquent loans as determined by the financial institutions. Included in other liabilities as of each of June 30, 2024 and December 2023 was $2.4 million of principal and interest advances on delinquent loans from financial institutions.

Interest Rate Cap

The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract as an economic hedge for which hedge accounting was not elected, and the changes in the fair value of the interest rate cap are recognized in other income in the Company’s statements of operations and comprehensive loss.

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2024			December 31, 2023
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$—	—	—	$143	2.40 - 3.75%	(1)
TD Bank Credit Facility	16,823	7.97%	39,593	24,950	12.83%	(2)
Regions Bank Revolving Line of Credit	5,026	7.00%	(3)	4,716	7.00%	(3)
First Horizon Bank Revolving Line of Credit (5)	4,850	9.00%	(4)	2,750	9.00%	(4)
Comerica Letters of Credit (6)(7)	800	N/A	—	800	N/A	—
TD Bank Construction Loan (6)	48,654	7.58%	88,925	27,321	7.59%	64,055
Other	241	7.59%	—	241	7.59%	—
Unamortized debt issuance costs	(81)			(116)
Total notes payable and other borrowings	$76,313			$60,805

(1)	As of December 31, 2023, pledged assets consisted of 6 lots in Phase 3 of the Beacon Lake Community Development.
(2)	As of December 31, 2023, the collateral was a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)

The collateral is $7.6 million and $5.9 million of cash and cash equivalents held by BBXRE that is included in restricted cash in the Company's statement of financial condition as of June 30, 2024 and December 31, 2023, respectively.

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

There were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the six months ended June 30, 2024 except for the amendments and modifications described below.

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

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, BBX Capital Real Estate agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance of the term loan portion of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated credit facility. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to obtain a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated credit facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital no longer has pledged its ownership interests in Renin to TD Bank. Going forward, BBX Capital's management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of June 30, 2024, Renin had excess availability of approximately $5.8 million under the revolving line of credit based on its eligible collateral and availability under the credit facility of $2.8 million due to the minimum excess availability requirement of $3.0 million, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank credit facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies has a credit facility with Comerica Bank (the “Altman LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of the Altman Companies up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman LOC Facility requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The facility was scheduled to expire in April 2024; however, in March 2024, the Altman LOC Facility was amended to extend the expiration date to April 2026. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman LOC Facility is guaranteed by ABBX and contains various financial and reporting covenants, including a minimum liquidity requirement for ABBX as guarantor under the facility. As of June 30, 2024, the Altman Companies had one letter of credit outstanding with an aggregate balance of $0.8 million.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provided for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent of the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, BBX Capital Real Estate has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility.

The Company was in compliance with the financial covenants under all of its credit facilities as of June 30, 2024.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of June 30, 2024, the percentage of total common equity represented by the Class A and Class B Common Stock was 73% and 27%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2021 Incentive Plan (“2021 Plan”)

As of June 30, 2024, BBX Capital had 876,608 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively, compared to 465,789 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively, at December 31, 2023. As of June 30, 2024, the unearned compensation expense associated with the outstanding unvested awards was $5.2 million, and the weighted average remaining service period for the outstanding unvested awards is 20 months. As of June 30, 2024, there were 1,054,746 and 94,971 shares of Class A Common Stock and Class B Common Stock awards available to be issued under the 2021 Plan, which includes an additional 750,000 shares of Class A Common Stock approved for issuance under the 2021 Plan at BBX Capital's annual meeting of shareholders on May 21, 2024.

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

Share Repurchase Program

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of BBX Capital's Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

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

During the three and six months ended June 30, 2024, BBX Capital repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share under the share repurchase program in a privately negotiated transaction. BBX Capital did not repurchase any shares under the share repurchase program during the three and six months ended June 30, 2023. As of June 30, 2024, BBX Capital had authority under the share repurchase program to purchase an additional $9.6 million of shares of its Class A and Class B Common Stock.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time
Trade sales - wholesale	$24,984	26,871	53,607	59,139
Trade sales - retail	30,983	34,332	60,805	65,778
Sales of real estate inventory	629	4,445	1,953	6,217
Total revenue recognized at a point in time	56,596	65,648	116,365	131,134
Revenue recognized over time
Construction contract revenue	14,957	36,574	31,404	61,611
Real estate development management fees	636	1,671	1,823	2,538
Real estate property management fees	1,098	965	2,177	1,709
Total revenue recognized over time	16,691	39,210	35,404	65,858
Revenue from customers	73,287	104,858	151,769	196,992
Interest income	1,867	1,674	3,963	4,191
Other revenue	68	312	457	659
Total revenues	$75,222	106,844	156,189	201,842

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	June 30,	December 31,
Contract Assets	2024	2023
Contingent purchase price receivable due from homebuilders	$4,057	10,044
Cost and estimated earnings in excess of billings on uncompleted contracts	1,673	1,031
Retainage receivable	7,932	14,651
Uninstalled materials and deposits to purchase materials	3,073	5,073
Total contract assets	$16,735	30,799
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$6,338	10,733
Retainage payable	15,099	16,859
Contingent purchase price due to homebuilders	—	625
Other	407	424
Total contract liabilities	$21,844	28,641

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

Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. BBXRE estimates that $6.3 million and $1.6 million of the retainage receivable as of  June 30, 2024 will be received during the years ended December 31, 2024 and 2025, respectively.

Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts represent the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. The amounts are reversed when the work is performed by BBXRE. The billings in excess of costs and estimated earnings as of March 31, 2024 of $8.7 million was recognized in revenue during the three months ended June 30, 2024, and the billings in excess of costs and estimated earnings as of December 31, 2023 of $10.7 million was recognized in revenue during the six months ended June 30, 2024.

Retainage payable represents amounts withheld by the Company that are payable to subcontractors when certain milestones are reached or when the contract is completed.

The contingent purchase price due to a homebuilder was variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to the homebuilder. The amount was reversed when BBXRE paid the homebuilder.

Concentration of Revenues with Major Customers

During the three and six months ended June 30, 2024, Renin’s total revenues included $15.2 million and $32.1 million, of trade sales to three major customers and their affiliates and $9.6 million and $20.0 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $3.9 million, $4.4 million, and $6.9 million for the three months ended June 30, 2024, which represented 5.1%, 5.9%, and 9.2% of the Company’s total revenues for the three months ended June 30, 2024. Revenues from each of the three major customers were $7.8 million, $9.9 million, and $14.4 million for the six months ended June 30, 2024, which represented 5.0%, 6.3%, and 9.2% of the Company’s total revenues for the six months ended June 30, 2024.

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

During the three and six months ended June 30, 2024, the Company generated $10.0 million and $21.0 million of revenues from Canada.

During the three and six months ended June 30, 2024, seven real estate development projects in which the Company holds investments accounted for as unconsolidated VIEs accounted for approximately 20.7% and 21.3% of the Company's total revenues. During the three and six months ended June 30, 2023, six real estate development projects accounted for approximately 35.8% and 31.8%, respectively, of the Company’s total revenues.

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

The Company’s effective income tax rate for the three and six months ended June 30, 2024 was 19% and 18% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

The Company’s effective income tax rate, inclusive of the effect of certain discrete items, for the three and six months ended June 30, 2023 was approximately 15% and 75%, respectively. The effective tax rate was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per share
Numerator:
Net (loss) income	$(9,809)	(7,395)	(22,461)	128
Net income attributable to noncontrolling interests	(170)	(606)	(554)	(226)
Net loss available to shareholders	$(9,979)	(8,001)	(23,015)	(98)
Denominator:
Basic weighted average number of common shares outstanding	13,561	14,354	13,729	14,354
Basic loss per share	$(0.74)	(0.56)	(1.68)	(0.01)
Diluted loss per share
Numerator:
Net loss available to shareholders	$(9,979)	(8,001)	(23,015)	(98)
Denominator:
Basic weighted average number of common shares outstanding	13,561	14,354	13,729	14,354
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average number of common shares outstanding	13,561	14,354	13,729	14,354
Diluted loss per share	$(0.74)	(0.56)	(1.68)	(0.01)

During the three and six months ended June 30, 2024, 944,944 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the three and six months ended June 30, 2023, 930,614 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

ABBX

As of June 30, 2024 and December 31, 2023, the Company’s consolidated statement of financial condition included a redeemable noncontrolling interest of $5.1 million, which relates to a redeemable noncontrolling interest owned by Mr. Altman in ABBX. BBXRE and Mr. Altman each own 50% of ABBX, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

IT'SUGAR

During the three and six months ended June 30, 2023, the Company’s consolidated statements of operation and comprehensive (loss) income included an allocation of losses to redeemable noncontrolling interest associated with IT’SUGAR. Through August 2023, the Company owned over 90% of IT’SUGAR’s Class B Units, while the remaining Class B Units were a redeemable noncontrolling interest that were held by an executive officer of IT’SUGAR and were redeemable for cash at the holder’s option upon contingent events outside of the Company’s control. In August 2023, the Company acquired the remaining Class B Units from the executive officer, and IT’SUGAR became a wholly-owned subsidiary of the Company.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Consolidated real estate VIEs	$57,071	54,707
AMC	344	138
Restaurant	120	123
Total other noncontrolling interests	$57,535	54,968

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
IT'SUGAR	$—	34	—	(171)
ABBX	64	88	128	88
Consolidated real estate VIEs	(22)	480	166	208
AMC	140	—	207	—
Restaurant	(12)	4	53	101
Net income (loss) attributable to noncontrolling interests	$170	606	554	226

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of June 30, 2024.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease executed by Renin which expires in November 2029 with respect to base rents in the aggregate of $6.5 million, as well as common area costs, under the lease.
●	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.
●

As described in Note 6, ABBX is a consolidated VIE which provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by the Altman Companies. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of June 30, 2024, ABBX had $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of June 30, 2024, as ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of  June 30, 2024 and December 31, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by ABBX or affiliates of the Altman Companies that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of the Altman Companies, the managing member of development joint ventures originated by the Altman Companies and ABBX, the construction completion guarantees reflect guarantees of the Altman Companies' own performance as the developer of such communities.

●

During 2023, BBX Logistics established BBX Industrial Guaranty, LLC ("BBXIG") to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by BBX Logistics, as well as construction completion and cost overrun guarantees to the applicable real estate joint ventures, and contributed $5.0 million of cash and cash equivalents to BBXIG. BBXIG issued guarantees to a third party lender in April 2024 in connection with The Park at Delray joint venture closing on debt financing for the first phase of its development project, including a repayment guarantee, and the maximum amount of future payments that BBXIG could be required to make under the repayment guarantee is $31.3 million on aggregate joint venture indebtedness of $31.3 million. BBXIG would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. BBXIG also provides construction completion and cost overrun guarantees to the joint ventures sponsored by BBX Logistics, including The Park at Delray, The Park at Lakeland, and The Park at Davie joint ventures. Under the terms of the guarantees, BBXIG is required to maintain a net worth of not less than $5.0 million, and as a result, the $5.0 million of cash equivalents held by BBXIG are included in restricted cash in the Company’s condensed consolidated statement of financial condition as of June 30, 2024. As of June 30, 2024, the Company had not recognized a liability in its statements of financial condition for the repayment guarantee related to The Park at Delray joint venture’s indebtedness as the Company believes that the estimated fair value of the guaranty is nominal at the current time based on various factors, including the collateral value securing the loan, the status of the applicable development project, current expectations regarding the probability of payments being made pursuant to such guarantee, and the prior history of payments made on repayments guarantees issued by the Company, including ABBX and affiliates of the Altman Companies that previously provided such guarantees. In the context of the Company’s consolidated financial statements, which include the financial statements of BBX Logistics, which is the managing member of the joint ventures, and BBXIG, the construction completion and cost overrun guarantees reflect guarantees of BBX Logistics’ own performance as the developer and managing member of the joint ventures.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2024	2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$116,049	116,049	116,049	—	—
Restricted cash	25,729	25,729	25,729	—	—
Securities available for sale	10,808	10,808	9,978	830	—
Certificate of deposit	5,000	5,000	—	5,000	—
Interest rate caps	1,106	1,106	—	1,106	—
Financial liabilities:
Notes payable and other borrowings	76,313	76,117	—	—	76,117

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,277	90,277	90,277	—	—
Restricted cash	21,307	21,307	21,307	—	—
Securities available for sale	44,576	44,576	43,751	825	—
Note receivable from BVH	35,000	35,000	—	—	35,000
Interest rate caps	697	697	—	697	—
Financial liabilities:
Notes payable and other borrowings	60,805	60,771	—	—	60,771

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

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of June 30, 2024 and December 31, 2023. The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc. During the three and six months ended June 30, 2024 the Company paid the Abdo Companies, Inc. approximately $42,000 and $87,000, respectively, for certain management services and rent. During the three and six months ended June 30, 2023, the Company paid the Abdo Companies, Inc. approximately $46,000 and $91,000, respectively, for certain management services and rent.

During each of the three and six months ended June 30, 2024, the Company provided Mr. Alan B. Levan and Mr. John Abdo administrative services and Mr. Alan Levan and Mr. Abdo reimbursed the Company, at cost, $43,000 and $33,000, respectively, for such services.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these affiliates during the three and six months ended June 30, 2024 were $1.0 million and $2.5 million, respectively, and during the three and six months ended June 30, 2023 were $1.8 million and $2.7 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $15.0 million and $31.4 million, respectively, of revenue for these services during the three and six months ended June 30, 2024 and $36.6 million and $61.6 million, respectively, during the three and six months ended June 30, 2023. Included in the Company's statement of financial condition as of June 30, 2024 and December 31, 2023 was $7.0 million, $12.7 million and $21.8 million, respectively, and $13.5 million, $20.8 million and $28.6 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

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

The Altman Companies and BBX Logistics have each established a separate employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by the Altman Companies or BBX Logistics, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by the Altman Companies or BBX Logistics, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures held by employees that are funded by loans provided by the Altman Companies or BBX Logistics that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $7,000 and $0.4 million, respectively, for the three and six months ended June 30, 2024, and $0.2 million and $0.3 million, respectively, for the same 2023 periods, and the unrecognized compensation expense related to these awards was $1.3 million as of June 30, 2024.

Upon the consummation of the spin-off of the Company from BVH, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement. Upon the acquisition of BVH by HGV, these agreements were terminated. Although the Company temporarily provided transition services related to risk management to BVH and HGV following the termination of the Transition Services Agreement in January 2024, the Company is no longer providing such risk management advisory services to BVH or HGV.

During the three and six months ended June 30, 2024, the Company recognized $0 and $0.4 million, respectively, of income for providing office space, risk management, and management advisory services to BVH, including income related to temporary transition services provided to BVH and HGV subsequent to the acquisition of BVH by HGV in January 2024. During the three and six months ended June 30, 2023, The Company recognized $0.5 million and $1.0 million, respectively, of income for providing office space, risk management, and management advisory services to BVH. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space. The amount receivable from BVH related to such services was $0 and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

In connection with the spin-off, BVH also issued a $75.0 million note payable to BBX Capital that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were to become due and payable on September 30, 2025 or earlier upon certain other events. In  December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2023 was $0.6 million and $1.4 million, respectively, relating to accrued interest on the note receivable from BVH compared to $0 and $0.1 million during the three and six months ended June 30, 2024, respectively. In connection with the acquisition of BVH by HGV, the $35.0 million outstanding balance of the note payable owed to the Company was paid in full.

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

The amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the note receivable from BVH for the six months ended June 30, 2024 and the three and six months ended June 30, 2023, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2024 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	31,892	22,435	1,646	(6)	55,967
Sales of real estate inventory	629	—	—	—	—	629
Revenue from construction contracts	14,957	—	—	—	—	14,957
Real estate development and property management fees	1,734	—	—	—	—	1,734
Interest income	1,662	—	—	—	205	1,867
Other revenue	51	—	—	267	(250)	68
Total revenues	19,033	31,892	22,435	1,913	(51)	75,222
Costs and expenses:
Cost of trade sales	—	20,674	19,203	569	(5)	40,441
Cost of revenue from construction contracts	15,432	—	—	—	—	15,432
Interest expense	30	573	567	2	(533)	639
Recoveries from loan losses, net	(247)	—	—	—	—	(247)
Impairment losses	218	—	—	—	—	218
Selling, general and administrative expenses	5,943	15,585	3,320	1,596	6,862	33,306
Total costs and expenses	21,376	36,832	23,090	2,167	6,324	89,789
Operating losses	(2,343)	(4,940)	(655)	(254)	(6,375)	(14,567)
Equity in net earnings of unconsolidated real estate joint ventures	1,676	—	—	—	—	1,676
Other income	247	145	2	7	88	489
Foreign exchange gain	—	15	220	—	—	235
Loss before income taxes	$(420)	(4,780)	(433)	(247)	(6,287)	(12,167)
Total assets	$351,412	174,824	77,507	5,232	36,675	645,650
Expenditures for property and equipment	$8	2,018	168	4	4	2,202
Depreciation and amortization	$(253)	2,052	832	44	103	2,778
Debt accretion and amortization	$—	(77)	214	—	—	137
Cash and cash equivalents	$73,873	4,475	288	1,357	36,056	116,049
Real estate equity method investments	$48,172	—	—	—	—	48,172
Goodwill	$31,233	14,274	4,140	—	—	49,647
Notes payable and other borrowings	$49,454	26,656	16,742	—	(16,539)	76,313

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2023 (in thousands):

	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	35,013	24,344	1,860	(14)	61,203
Sales of real estate inventory	4,445	—	—	—	—	4,445
Revenue from construction contracts	36,574	—	—	—	—	36,574
Real estate development and management fees	2,636	—	—	—	—	2,636
Interest income	2,111	—	—	—	(437)	1,674
Other revenue	50	—	—	453	(191)	312
Total revenues	45,816	35,013	24,344	2,313	(642)	106,844
Costs and expenses:
Cost of trade sales	—	21,902	22,415	624	(14)	44,927
Cost of real estate inventory sold	959	—	—	—	—	959
Cost of revenue from construction contracts	38,129	—	—	—	—	38,129
Interest expense	35	375	1,152	1	(863)	700
Recoveries from loan losses, net	(2,507)	—	—	—	—	(2,507)
Selling, general and administrative expenses	6,326	15,217	3,991	1,680	7,092	34,306
Total costs and expenses	42,942	37,494	27,558	2,305	6,215	116,514
Operating income (losses)	2,874	(2,481)	(3,214)	8	(6,857)	(9,670)
Equity in net earnings of unconsolidated real estate joint ventures	728	—	—	—	—	728
Gain on the consolidation of investment in real estate joint ventures	27	—	—	—	—	27
Other income (expense)	649	24	(5)	6	42	716
Foreign exchange loss	—	(18)	(470)	—	—	(488)
Income (loss) before income taxes	$4,278	(2,475)	(3,689)	14	(6,815)	(8,687)
Total assets	$348,321	170,907	93,091	6,775	54,632	673,726
Expenditures for property and equipment	$9	3,098	457	80	2	3,646
Depreciation and amortization	$(610)	2,282	878	42	1,037	3,629
Debt accretion and amortization	$33	(17)	(51)	—	—	(35)
Cash and cash equivalents	$56,444	3,336	648	2,366	18,675	81,469
Real estate equity method investments	$61,189	—	—	—	—	61,189
Goodwill	$33,877	14,274	4,140	—	—	52,291
Notes payable and other borrowings	$2,343	18,920	44,025	1	(27,450)	37,839

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2024 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	62,136	47,999	4,287	(10)	114,412
Sales of real estate inventory	1,953	—	—	—	—	1,953
Revenue from construction contracts	31,404	—	—	—	—	31,404
Real estate development and property management fees	4,000	—	—	—	—	4,000
Interest income	3,539	—	—	—	424	3,963
Other revenue	102	—	—	785	(430)	457
Total revenues	40,998	62,136	47,999	5,072	(16)	156,189
Costs and expenses:
Cost of trade sales	—	40,442	40,221	1,338	(9)	81,992
Cost of real estate inventory sold	321	—	—	—	—	321
Cost of revenue from construction contracts	35,638	—	—	—	—	35,638
Interest expense	59	1,043	1,402	3	(999)	1,508
Recoveries from loan losses, net	(824)	—	—	—	—	(824)
Impairment losses	218	—	—	—	—	218
Selling, general and administrative expenses	12,815	30,977	7,162	3,596	14,169	68,719
Total costs and expenses	48,227	72,462	48,785	4,937	13,161	187,572
Operating (losses) income	(7,229)	(10,326)	(786)	135	(13,177)	(31,383)
Equity in net earnings of unconsolidated real estate joint ventures	1,717	—	—	—	—	1,717
Other income	688	646	2	13	85	1,434
Foreign exchange (loss) gain	—	(1)	707	—	—	706
(Loss) income before income taxes	$(4,824)	(9,681)	(77)	148	(13,092)	(27,526)
Expenditures for property and equipment	$8	3,557	378	8	4	3,955
Depreciation and amortization	$(649)	3,889	1,672	89	206	5,207
Debt accretion and amortization	$5	14	224	—	—	243

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2023 (in thousands):

Revenues:	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	67,738	52,320	4,876	(17)	124,917
Sales of real estate inventory	6,217	—	—	—	—	6,217
Revenue from construction contracts	61,611	—	—	—	—	61,611
Real estate development and management fees	4,247	—	—	—	—	4,247
Interest income	4,085	—	—	—	106	4,191
Other revenue	101	—	—	889	(331)	659
Total revenues	76,261	67,738	52,320	5,765	(242)	201,842
Costs and expenses:
Cost of trade sales	—	42,448	48,422	1,481	(17)	92,334
Cost of real estate inventory sold	1,537	—	—	—	—	1,537
Cost of revenue from construction contracts	62,318	—	—	—	—	62,318
Interest expense	46	707	2,273	2	(1,593)	1,435
Recoveries from loan losses, net	(3,107)	—	—	—	—	(3,107)
Selling, general and administrative expenses	12,566	29,758	7,839	3,838	14,083	68,084
Total costs and expenses	73,360	72,913	58,534	5,321	12,473	222,601
Operating income (losses)	2,901	(5,175)	(6,214)	444	(12,715)	(20,759)
Equity in net earnings of unconsolidated real estate joint ventures	1,832	—	—	—	—	1,832
Gain on the consolidation of The Altman Companies	6,195	—	—	—	—	6,195
Gain on the consolidation of investment in real estate joint ventures	10,882	—	—	—	—	10,882
Other income (expense)	344	224	(4)	2,262	61	2,887
Foreign exchange loss	—	(32)	(502)	—	—	(534)
Income (loss) before income taxes	$22,154	(4,983)	(6,720)	2,706	(12,654)	503
Expenditures for property and equipment	$9	8,167	741	128	15	9,060
Depreciation and amortization	$(806)	4,084	1,745	81	1,145	6,249
Debt accretion and amortization	$53	(11)	(9)	—	—	33

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2023 (the “2023 Annual Report”). Risks and uncertainties include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including the impact of inflation on our costs and the ability to pass price increases on to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages or disruptions, increased interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk and the broader U.S. economy, the U.S. Federal Reserve raised interest rates throughout 2022 and 2023. Adverse economic conditions resulting from inflationary pressures, increased interest rates and geopolitical issues are difficult to predict, and it is not possible to assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations. In light of these conditions, we have taken steps to increase prices; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are BBX Capital Real Estate, BBX Sweet Holdings, and Renin. As of June 30, 2024, the Company had total consolidated assets of $645.7 million and shareholders’ equity of $286.2 million.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. Further, subject to market conditions and other factors, the Company has and may from time to time in the future repurchase shares of its outstanding common stock.

Impact of Economic Conditions

Headline inflation has remained elevated over the Federal Reserve's targeted inflation rate of 2.0% for an extended period of time and was 3.0% in June 2024. While inflation showed signs of easing during 2023, the inflation rate during the first six months of 2024 was above the Federal Reserve's expectations. The conflicts in the Middle East and Ukraine may further increase energy prices and worsen supply chain issues with the potential of exacerbating inflationary trends. While the U.S. economy has grown in the face of inflationary pressures and higher interest rates, it is possible that the United States and/or the global economy generally will experience a downturn of an uncertain magnitude and duration. These conditions can negatively affect our operating results by resulting in, among other things: (i) additional interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, and (vii) increased risk of impairments as a result of declining valuations.

BBXRE has experienced a significant increase in commodity and labor prices and insurance costs which has resulted in higher development and construction costs. Furthermore, homebuilders have seen some softening of demand, and the increase in mortgage rates has had an adverse impact on residential home sales. In addition, higher interest rates have increased the cost of the Company’s outstanding indebtedness and any financing for new development projects. Increased rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. BBXRE has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments or the acquisition of stabilized multifamily apartment communities. These factors have adversely impacted BBXRE’s results of operations, cash flows, and financial condition and may have a more significant adverse impact on BBXRE in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or is only available on less attractive terms.

Similarly, as a result of inflationary pressures and ongoing disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, as well as delays in its supply chain that previously impacted its ability to maintain inventory levels at its retail locations. While IT’SUGAR has increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, these higher inventory levels have increased the risk that IT’SUGAR will be unable to sell the products and the risk of inventory writedowns. While IT’SUGAR mitigated the impact of increased costs through increases in the prices of its products, IT’SUGAR had to slow the pace of increases in the prices of its products due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices have also contributed to a significant increase in Renin’s costs related to shipping and raw materials as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flows due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and it is paid by its customers, and an overall decline in its gross margin. While Renin has been successful in raising prices of certain of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures. Increases in interest rates have had and will continue to adversely impact Renin’s results. Further, Renin has observed a decline in customer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a post pandemic shift in consumer spending away from home improvements. Renin has implemented cost reduction initiatives which resulted in improved gross margins and amended its credit facility with TD Bank which reduced its interest expense; however, there is no assurance that these efforts will result in further cost savings and these efforts may result in unanticipated impacts on Renin including lower sales. In March 2024, Renin amended its credit facility with TD Bank in part to address Renin's noncompliance with certain financial covenants and Renin is currently in compliance with its financial covenants under the terms of the amended and restated credit facility. If Renin is not able to maintain compliance with its financial covenants under its credit facility with TD Bank, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

Interest rates also have a significant impact on homebuyers and home sales, the availability of financing, the affordability of residential mortgages, the profitability of development projects as a majority of development costs are financed with third party debt, and the value of multifamily apartment communities, as rising interest rates often correlate to an increase in capitalization rates applied to sales transactions.

In light of current economic conditions, we have taken steps, where possible, to increase prices to our customers; however, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $75.2 million compared to $106.8 million during the same 2023 period.
●	Loss before income taxes of $(12.2) million compared to $(8.7) million during the same 2023 period.
●	Net loss attributable to shareholders of $(10.0) million compared to $(8.0) million during the same 2023 period.
●	Diluted loss per share of ($0.74) compared to ($0.56) for the same 2023 period.

The following summarizes key financial highlights for the six months ended June 30, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $156.2 million compared to $201.8 million during the same 2023 period.
●	Loss before income taxes of $(27.5) million compared to income before income taxes of $0.5 million during the same 2023 period.
●	Net loss attributable to shareholders of $(23.0) million compared to $(0.1) million during the same 2023 period.
●	Diluted loss per share of ($1.68) compared to ($0.01) for the same 2023 period.

The Company’s consolidated results of operations for the three months ended June 30, 2024 compared to the same 2023 period were significantly impacted by the following:

●	A net decrease in BBXRE’s results of operations, which primarily reflects a decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development in 2024 as compared to 2023, as BBXRE did not sell any developed lots during the 2024 period compared to 15 developed lots sold during the 2023 period, and lower recoveries from loan losses, partially offset by higher equity in net earnings of unconsolidated joint ventures primarily due to The Main Las Olas joint venture’s sale of its residential tower in 2024; and
●	An increase in BBX Sweet Holdings’ operating loss before income taxes primarily due to an increase in IT'SUGAR's operating loss, which reflects lower comparable store sales and higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023; partially offset by
●	An improvement in Renin’s results of operations, which reflects, among other things, (i) higher gross margin and gross margin percentages as a result of price increases, a reduction in shipping costs, and various initiatives implemented by Renin to reduce costs and (ii) lower interest expense, partially offset by the impact of a net decrease in sales as a result of lower customer demand.

The Company’s consolidated results of operations for the six months ended June 30, 2024 compared to the same 2023 period were impacted by the factors described above related to the three months ended June 30, 2024 compared to the same 2023 period, as well as (i) the impact of gains recognized by the Company during the six months ended June 30, 2023 upon the consolidation of the Altman Companies and related real estate joint ventures in January 2023, (ii) the recognition of a gain during the six months ended June 30, 2023 related to the Company’s sale of its third party insurance agency business, and (iii) a higher net loss related to the Altman Companies during the six months ended June 30, 2024, which primarily reflects the impact of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects and resulting unforeseen costs.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding (loss) income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
BBX Capital Real Estate	$(420)	4,278	(4,698)	(4,824)	22,154	(26,978)
BBX Sweet Holdings	(4,780)	(2,475)	(2,305)	(9,681)	(4,983)	(4,698)
Renin	(433)	(3,689)	3,256	(77)	(6,720)	6,643
Other	(247)	14	(261)	148	2,706	(2,558)
Reconciling items and eliminations	(6,287)	(6,815)	528	(13,092)	(12,654)	(438)
(Loss) income before income taxes	(12,167)	(8,687)	(3,480)	(27,526)	503	(28,029)
Benefit (provision) for income taxes	2,358	1,292	1,066	5,065	(375)	5,440
Net (loss) income	(9,809)	(7,395)	(2,414)	(22,461)	128	(22,589)
Net income attributable to noncontrolling interests	(170)	(606)	436	(554)	(226)	(328)
Net loss attributable to shareholders	$(9,979)	(8,001)	(1,978)	(23,015)	(98)	(22,917)

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities located primarily in Florida. As part of its real estate development activities, BBX Capital Real Estate invests in developments primarily through joint ventures in which it serves as the managing member, and BBX Capital Real Estate also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Since November 2018, BBX Capital Real Estate has owned a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a development and manager of multifamily apartment communities, and in January 2023, BBX Capital Real Estate acquired the remaining equity interests in the Altman Companies. In 2021, BBX Capital Real Estate also established BBX Logistics Properties, LLC ("BBX Logistics"), a developer of warehouse and logistics facilities.

Business Update

As previously described in the 2023 Annual Report, economic and market conditions have had and are continuing to have a significant adverse impact on BBXRE’s operations, particularly its operations through the Altman Companies. In particular, higher interest rates have (i) increased the cost of the Company’s outstanding indebtedness and new financings, (ii) adversely impacted the availability of financing for development projects, and (iii) adversely impacted the anticipated profitability of existing and prospective development projects, as a majority of development costs are financed with third party debt and capitalization rates related to rental properties, including multifamily apartment communities, are generally impacted by interest rates. Further, BBXRE is also continuing to observe a relatively limited number of potential investors interested in pursuing equity or debt financing for new development projects and the acquisition of stabilized rental properties, including multifamily apartment communities, which BBXRE believes is also a result of (i) higher interest rates, (ii) an overall decline in economic and market conditions, and (iii) the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, BBXRE has continued to experience higher development and construction costs as a result of various factors, including (i) continued volatility in commodity and labor prices, (ii) the failure of various suppliers and subcontractors to perform according to their agreements with the Company, which has resulted in additional costs to supplement such suppliers and complete construction of its projects, and (iii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects. In addition, BBXRE has continued to experience an increase in operating costs related to rental properties, including significantly higher property insurance costs, which increases costs incurred by development joint ventures while a property is owned by a joint venture and may also have a significant impact on the values at which these communities could be sold upon stabilization. Further, while the impact of these factors on BBXRE’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, BBXRE has observed a deceleration in the growth of rental rates and a contraction in rental rates in certain markets, which may also be further impacted over the next several years by the expected completion of the development of various new multifamily apartment communities in many of the markets in which BBXRE operates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development, with the significant increase in interest rates, development costs, and insurance costs and deceleration in the growth of rental rates more recently having an additional negative impact on the expected profitability of BBXRE’s current projects, (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are also being adversely impacted by a decline in the number of potential purchasers and a deterioration in net operating income as a result of inflationary pressures and decelerating rental growth and may also be adversely impacted by an increase in capitalization rates. These factors are adversely impacting BBXRE’s results of operations, cash flows, and financial condition and may have a material adverse impact on BBXRE in future periods, particularly if debt and equity financing is not available for new projects or is only available on less attractive terms.

As previously disclosed, BBXRE continues to expect a significant decline in its operating results in 2024 and over the next several years as compared to recent years based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic which resulted in a relative decline in expected monetization of investments in 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria which will result in a decline in fee income recognized by the Altman Companies from new development projects, and (iv) increased operating losses from the Altman Companies as a result of lower fees from development projects and higher costs related to the completion of its existing projects. Further, while the Altman Companies expects to complete the construction of several multifamily apartment communities in 2024 and such projects would typically be expected to be stabilized and sold between 2025 and 2026, the timing and profits related to the sale of these communities is uncertain.

While there is no assurance that it will be successful in doing so, BBXRE remains focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) continuing to pursue certain investment opportunities in multifamily rental apartment communities through the Altman Companies in spite of a limited pipeline of investments which meet its investment criteria and (ii) investing in the development of warehouse and logistics facilities through BBX Logistics. However, due to the expected life cycle of these developments, which generally involve the monetization of an investment approximately three to four years following the commencement of the development, BBXRE does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, higher than anticipated interest rates and capitalization rates, increases in development costs, and any decline in economic and market conditions may adversely impact the costs and availability of debt and equity capital and reduce the number of development projects meeting BBXRE's investment criteria, and adversely impact BBXRE's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities. In addition, while BBX Logistics has recently been more successful in identifying potential development opportunities which BBXRE believes meet its investment criteria, there are material risks related to these types of developments, particularly in light of the fact that BBXRE is pursuing the development of new asset types.

The Altman Companies and Related Investments

Business Update

As previously disclosed, economic and market conditions have negatively impacted the Altman Companies' operations. In particular, the Altman Companies has observed a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates in certain markets, and a relative slowdown in investor demand for multifamily apartment communities, both of which have a negative impact on the estimated sale values of multifamily apartment communities. Further, the Altman Companies has observed a decline in the availability of debt and equity capital for new multifamily apartment developments and a decrease in the number of potential development projects which meet its investment criteria. The Altman Companies believes that these conditions are primarily a result of higher interest rates, a decline in economic and market conditions, and increases in development costs. Although the Altman Companies had previously observed indications of a potential increase in capitalization rates as compared to its underwriting estimates for various projects as a result of interest rates, it has more recently seen indications of a reversal of the previously observed increase based on sales transactions in the market and a more recent decline in long-term interest rates.

With respect to its existing communities under development, while the Altman Companies’ development budgets for these projects contemplated increases in commodity and labor prices, the Altman Companies has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) delays in the timing of the completion of projects. Further, Altman Builders has been impacted by the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders, which has resulted in unforeseen costs related to the completion of certain projects and a significant decline in the expected general contractor profits related to such projects. The recognition of losses on various construction contracts have had a significant negative impact on Altman Builders’ results of operations during the six months ended June 30, 2024. While the Altman Companies previously anticipated that the impact of higher development costs on the profits expected to be earned from the Company’s investment in the managing member for these developments would be offset to some extent by demand for multifamily housing and higher rental rates resulting from inflationary factors, these expectations were moderated in light of (i) higher interest rates, (ii) potential decreases in investor demand and volatility in capitalization rates, which may negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates in certain markets, and (iv) continued inflationary pressures (including significant increases in costs such as property insurance, that are outpacing current growth in rental rates) negatively impacting both the operating results of these communities and the values at which these communities could be sold. Further, the current deceleration in the growth of rental rates and the contraction of rental rates in certain markets may also be further impacted over the next several years by the expected completion of the development of new multifamily apartment communities by others in many of the markets in which the Altman Companies operates.

A decline in the availability, as well as increases in the cost of, debt and equity capital for new development opportunities, and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has increased the risk that the Altman Companies will not be able to identify equity and/or debt financing on acceptable terms, or at all, even if  potential development opportunities that meet its investment criteria are identified.

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and sustained higher interest rates. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities managed by the Altman Companies through a joint venture, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and the Altman Companies’ operating results. If there is a significant adverse impact on real estate values as a result of higher interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact (i) the profits expected to be earned by BBXRE from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could also result in the recognition of impairment losses related to BBXRE’s investment in such projects. All of these factors could result in increased operating losses at the Altman Companies, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments, and the recognition of impairment losses related to BBXRE’s investment in the Altman Companies, including the goodwill recognized by the Company in connection with the consolidation of the Altman Companies.

Active Developments Sponsored by the Altman Companies

As of June 30, 2024, BBXRE had investments in seven active developments sponsored by the Altman Companies that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at June 30, 2024	Carrying Value at June 30, 2024
Altis Grand Central	Tampa, Florida	314	Stabilized - 95% Occupied	$604
Altis Lake Willis Phase 1	Orlando, Florida	329	Under Construction - Expected Completion in 2024	7,404
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024	3,502
Altis Grand at Suncoast	Lutz, Florida	449	Under Construction - Expected Completion in 2024	11,652
Altis Blue Lake	West Palm Beach, Florida	318	Under Construction - Expected Completion in 2024	4,953
Altis Santa Barbara	Naples, Florida	242	Under Construction - Expected Completion in 2024	7,520
Altis Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	6,165

As a result of the Company consolidating the managing members of development joint ventures sponsored by the Altman Companies, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments that are owned by BBXRE and noncontrolling interests in the respective joint ventures, including those owned by Mr. Altman.

In addition to the above unconsolidated developments, BBXRE consolidates the Altis Grand Kendall joint venture (previously referred to as the Altra Kendall joint venture), which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community has commenced and is expected to be substantially completed in 2025. As of June 30, 2024, the Company’s statement of financial condition includes $88.9 million of construction costs incurred that are included in real estate, a $48.7 million balance on a construction loan facility with TD Bank, and $35.7 million of noncontrolling interests related to the development.

Altis Grand Bay

In January 2024, BBXRE and the Altman Companies formed the Altis Grand Bay joint venture to obtain entitlements, fund predevelopment costs, and seek development financing for a potential 336-unit multifamily apartment community in Miami, Florida. In connection with the formation of the joint venture, the Company initially invested $0.7 million in the joint venture in exchange for a 50% membership interest and assigned a purchase and sale agreement for the acquisition of land related to the development to the joint venture. Upon obtaining entitlements and sourcing development financing, including equity and debt financing, the joint venture currently expects to form a separate joint venture with third party investors to acquire and develop the land. However, there is no assurance that the venture will close on the land or be able to obtain entitlements or development financing for the development on acceptable terms, or at all, and the joint venture may be required to recognize losses related to predevelopment expenditures incurred if it does not proceed with the development.

BBX Logistics

Development Joint Ventures Sponsored by BBX Logistics

As of June 30, 2024, BBXRE had investments in three joint ventures sponsored by BBX Logistics that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Proposed Square Feet of Leasable Area Under Development	Project Status at June 30, 2024	Carrying Value at June 30, 2024
The Park at Delray	Delray, Florida	593,000	Acquired land in 2023. Obtained debt financing for first phase of development and commenced construction of the first building in the second quarter of 2024.	$2,871
The Park at Lakeland	Lakeland, Florida	210,000	Acquired land and pursuing site plan approval. Expect to obtain debt financing and commence construction in late 2024/ early 2025.	1,220
The Park at Davie	Davie, Florida	180,000	Acquired land in July 2024. Pursuing site plan approval and expect to obtain debt financing and commence construction in late 2024 / early 2025.	881

Existing Development Joint Venture - The Park at Delray

In September 2023, BBX Logistics formed The Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC. The joint venture acquired approximately 40 acres of land for the purpose of developing The Park at Delray, a logistics facility expected to be comprised of three buildings with a total of approximately 593,000 square feet of leasable area.

In April 2024, the joint venture closed on debt financing site development and the construction of the first building of the facility, and the venture commenced construction in the second quarter of 2024.

New Development Joint Venture - The Park at Lakeland

In January 2024, BBX Logistics formed The Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), for the purpose of developing a logistics facility and assigned a contract to acquire approximately 22.5 acres of land in Lakeland, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In March 2024, the joint venture acquired the land expected to be developed into The Park at Lakeland. The joint venture currently expects to obtain site plan approval and debt financing for a portion of the expected total development costs and commence vertical construction later in 2024 depending on the receipt of required approvals. BBX Logistics currently expects to continue to contribute capital to the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture and expects to have an investment of approximately $1.3 million of capital in the administrative managing member for investment in The Park at Lakeland joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, which will result in the Company owning a 10% membership interest in the venture and FRP owning the remaining 90% of the joint venture. Thereafter, BBX Logistics, as the administrative managing member, will be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital. However, there is no assurance that the venture will be successful in obtaining debt financing for the development on acceptable terms, or at all and if such debt financing is not put in place, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

New Development Joint Venture - The Park at Davie

In March 2024, BBX Logistics formed The Park at Davie joint venture, a joint venture with affiliates of FRP for the purpose of developing a logistics facility and assigned a contract to acquire approximately 11.3 acres of land in Davie, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into The Park at Davie, and in connection with the acquisition, the Company invested an additional $11.9 million in the joint venture, increasing its investment in the joint venture to $12.8 million. The joint venture currently expects to obtain site plan approval and debt financing for a portion of the expected total development costs and commence vertical construction later in 2024 or early 2025 depending on the receipt of required approvals. BBX Logistics currently expects to continue to contribute capital to the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, BBX Logistics and FRP will recapitalize the joint venture, which will result in the Company owning a 20% membership interest in the venture and FRP owning the remaining 80% of the joint venture. Following the commencement of vertical construction and the recapitalization of the joint venture, the Company currently expects to have an investment of $5.1 million of capital in the administrative managing member that will be invested in The Park at Davie joint venture based on the administrative managing member’s 20% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. Thereafter, BBX Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital. However, there is no assurance that the venture will be successful in obtaining debt financing for the development on acceptable terms, or at all, and if such debt financing is not put in place, the Company may be required to contribute additional equity to the joint venture in order to fund development costs. Further, if the joint venture does not obtain site plan approval related to its proposed development plans, the Company may be required retain its increased investment in the venture for longer than anticipated, and the joint venture may not yield the anticipated economic benefits related to the development of the land, which may also result in the recognition of impairment losses related to the investment.

Beacon Lake Master Planned Development

BBXRE is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and is expected to be comprised of 1,476 single-family homes and townhomes. As the master developer, BBXRE developed the land and common areas and sold finished lots to third-party homebuilders who are constructing single-family homes and townhomes. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots in 2021, the agreements pursuant to which BBXRE sold finished lots to homebuilders generally provided for a base purchase price that is paid to BBXRE upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price was recognized in BBXRE’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to BBXRE upon the closing of home sales by the homebuilders.

As of June 30, 2024, BBXRE had substantially completed its primary activities as the master developer of the Beacon Lake Community, including the development and sale of the 1,177 lots comprising Phases 1 through 3 of the community and the sale of the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder.

However, as discussed above, while BBXRE previously recognized revenues related to the contingent purchase price expected to be collected on lots sold to homebuilders in connection with the sale of such lots, BBXRE expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of June 30, 2024, BBXRE had recognized contingent purchase price receivables totaling $4.1 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in Phases 1 through 3 previously sold by BBXRE to such homebuilders as of June 30, 2024:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	200	1,177
Homes closed	302	476	196	168	1,142
Homes remaining to close	—	3	—	32	35

With respect to the BBXRE’s estimates of contingent purchase price on lots sold to homebuilders in many cases are based on executed contracts between the homebuilders and homebuyers, and BBXRE currently believes that it is probable that it will collect its estimated contingent purchase price receivables. However, if market factors result in a significant decline in demand and selling prices for single-family homes and/or a significant number of prospective home buyers forfeit deposits on executed contracts to purchase homes in the community, BBXRE’s expected contingent purchase price due from homebuilders upon the sale of homes in the community would be negatively impacted and could result in the reversal of previously recognized revenues related to contingent purchase price receivables.

Single-Family Development Joint Ventures

In February 2021, BBXRE invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the six months ended June 30, 2024 and 2023, BBXRE recognized $0.6 million and $1.4 million, respectively, in equity earnings from the joint venture. As of June 30, 2024, the joint venture had executed contracts to sell and closed on all of the 197 homes in the community.

Mixed Use Development

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

In April 2024, the joint venture sold its ownership interests in the residential tower and a portion of the ground floor retail. As a result of that sale, during the three and six months ended June 30, 2024, BBXRE received a distribution of $2.1 million from the joint venture and recognized $1.6 million of equity earnings from the joint venture.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Sales of real estate inventory	$629	4,445	(3,816)	1,953	6,217	(4,264)
Revenue from construction contracts	14,957	36,574	(21,617)	31,404	61,611	(30,207)
Real estate development and property management fees	1,734	2,636	(902)	4,000	4,247	(247)
Interest income	1,662	2,111	(449)	3,539	4,085	(546)
Other revenues	51	50	1	102	101	1
Total revenues	19,033	45,816	(26,783)	40,998	76,261	(35,263)
Cost of real estate inventory sold	—	959	(959)	321	1,537	(1,216)
Cost of revenue from construction contracts	15,432	38,129	(22,697)	35,638	62,318	(26,680)
Interest expense	30	35	(5)	59	46	13
Recoveries from loan losses, net	(247)	(2,507)	2,260	(824)	(3,107)	2,283
Impairment losses	218	—	218	218	—	218
Selling, general and administrative expenses	5,943	6,326	(383)	12,815	12,566	249
Total costs and expenses	21,376	42,942	(21,566)	48,227	73,360	(25,133)
Operating (loss) income	(2,343)	2,874	(5,217)	(7,229)	2,901	(10,130)
Equity in net earnings of unconsolidated real estate joint ventures	1,676	728	948	1,717	1,832	(115)
Gain on the consolidation of The Altman Companies	—	—	—	—	6,195	(6,195)
Gain on the consolidation of investment in real estate joint ventures	—	27	(27)	—	10,882	(10,882)
Other income (expense)	247	649	(402)	688	344	344
(Loss) income before income taxes	$(420)	4,278	(4,698)	(4,824)	22,154	(26,978)

BBXRE recognized a loss before income taxes of $(0.4) million during the three months ended June 30, 2024 compared to income before income taxes of $4.3 million during the same 2023 period. The decrease of $(4.7) million is primarily due to the following:

●	A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold no developed lots during the 2024 period compared to 15 developed lots during the 2023 period;
●	A decrease in recoveries from loan losses primarily attributable to lower settlements with guarantors of previously charged-off loans during the 2024 period compared to the 2023 period;
●	Lower interest income; and
●	A decrease in other income primarily due to lower fair value adjustments related to the interest rate cap associated with the construction loan for the development of Altis Grand Kendall; partially offset by
●	A lower net loss related to the Altman Companies in 2024, which reflects lower net losses on construction contracts and lower general and administrative expenses as a result of cost reduction initiatives, partially offset by lower real estate development and property management fees; and
●	A net increase in equity in net earnings of unconsolidated real estate joint ventures primarily due to The Main Las Olas joint venture’s sale of its residential tower in 2024.

BBXRE recognized a loss before income taxes of $(4.8) million during the six months ended June 30, 2024 compared to income before income taxes of $22.2 million during the same 2023 period. The decrease of $(27.0) million is primarily due to the following:

●	The recognition of $17.1 million of total non-cash remeasurement gains related to the Company's consolidation of the Altman Companies and related real estate joint ventures during the 2023 period;
●

A higher net loss related to the Altman Companies in 2024, which includes the impact of higher net losses from construction contracts during the 2024 period, which primarily reflects the impact of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects and resulting unforeseen costs, and lower real estate development and management fees, partially offset by lower general and administrative expenses as a result of cost reduction initiatives;

●

A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 6 developed lots during the 2024 period compared to 30 developed lots during the 2023 period;

●	A decrease in recoveries from loan losses primarily attributable to lower settlements with guarantors of previously charged-off loans during the 2024 period compared to the 2023 period; and
●	Lower interest income; partially offset by
●	An increase in other income primarily due to higher fair value adjustments related to the interest rate cap associated with the construction loan for the development of Altis Grand Kendall; and
●	Higher general and administrative costs primarily related to BBX Logistics.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer in over 100 retail locations in the United States and one location in Canada whose products include bulk candy, candy in giant packaging, and licensed and novelty items, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products.

Overview

IT'SUGAR

As of June 30, 2024, IT’SUGAR had over 100 retail locations across the United States and Canada.

As previously disclosed, IT’SUGAR is focused on expanding and improving the quality of its store portfolio by:

●	Improving the quality and remaining lease maturities of its store portfolio by extending the lease terms of its existing successful retail locations and closing retail locations where appropriate or where required by the terms of the lease;
●

Evaluating additional retail locations in targeted markets which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates for retail space generally in certain markets; and

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

Recent activities in IT’SUGAR’s portfolio of retail locations include:

●

During the six months ended June 30, 2024, IT’SUGAR (i) relocated stores in Miami, Florida and Nashville, Tennessee into larger “candy department store” locations and (ii) opened new retail locations in Mercedes, Texas and McAllen, Texas, (iii) relocated a store at an existing location in Grapevine, Texas, and (iv) closed four retail locations.

●	IT’SUGAR executed lease agreements for various new locations expected to open in 2024, and agreements to extend the lease terms of various locations.

Over the next 2 to 4 years, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire, including lease agreements for certain large format “pop-up” retail locations in Chicago, Illinois, Manhattan, New York, and Boston, Massachusetts. Although IT’SUGAR has the right to extend certain leases that are scheduled to expire, IT’SUGAR is seeking to reduce the impact of upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases, (ii) evaluating alternative retail locations within the same markets, and (iii) evaluating new locations where rental rates and landlord contributions to fund construction costs are generally more favorable. Although IT’SUGAR more recently opened two new “candy department stores” in 2024, IT’SUGAR is currently focused on identifying smaller format locations where landlords will agree to provide allowances to IT’SUGAR to fund a significant portion of IT’SUGAR’s costs to open the locations and where the initial net capital investments are less than the investments required for IT’SUGAR’s traditional retail locations and “candy department stores.”

During the three and six months ended June 30, 2024, IT’SUGAR’s trade sales were $29.5 million and $56.8 million, respectively, a decrease of $(2.3) million and $(2.6) million, over the respective comparable periods in 2023. The decrease in trade sales reflects lower comparable store sales, partially offset by the impact of sales generated in IT’SUGAR’s new and expanded store locations. During the three and six months ended June 30, 2024, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by approximately 14.2% and 13.5% as compared to the respective comparable period in 2023. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand, as it observed a drastic decline in consumer demand commence in the second quarter of 2023 that has continued through the current time, and the duration of such continued decline remains uncertain due to uncertainty related to economic conditions, including whether a deceleration in inflationary conditions and lower interest rates will improve consumer demand for discretionary products. In response to these conditions, IT’SUGAR is implementing various measures intended to mitigate the impact of lower consumer demand, including (i) expanding operating hours, (ii) focusing on the sale of higher margin products, (iii) offering selective promotional discounts on products in an effort to appeal to increasingly cost conscious consumers, and (iv) increasing its average dollars per sales transaction through promotions and small dollar items intended to be added to the existing consumer basket, although there is no assurance that such efforts will be successful.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, and over the past several years, IT’SUGAR implemented significant increases in the prices of its products in an effort to maintain its selling margins. However, commencing in 2023, IT’SUGAR experienced compression in its selling margins as the pace of increases in the prices of its products was not possible based on a decline in consumer demand. IT’SUGAR has more recently observed a decline in the cost of inventory and freight related to certain of its products and is focusing on shifting its product and sales mix towards its higher margin products, both of which IT’SUGAR believes should result in improved selling margins in future periods and partially offset the impact of a decline in consumer demand. However, in light of the general volatility in costs over the past several years, there is no assurance that the current decline in costs will be sustained. Further, IT’SUGAR believes that customers appear to be more sensitive to the price increases that were implemented in recent years, which may be contributing to the decline in demand. Accordingly, it may be necessary to strategically decrease the price of certain products in order to increase consumer demand, which would negatively impact IT’SUGAR’s selling margins. In addition, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty, although it must closely manage the extent to which it adjusts its replenishment in an effort to ensure that lower inventory levels do not have a negative impact on store sales.

IT’SUGAR has continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at both its retail locations and its corporate offices. Further, like the Company’s other reportable segments, IT’SUGAR has experienced a significant increase in insurance costs, including in the cost of property insurance upon the renewal of its policies, and these increases are expected to continue.

Las Olas Confections and Snacks

During the three and six months ended June 30, 2024 and 2023 Las Olas Confections and Snacks’ revenues increased (decreased) by 0.9% and (17.8%) as compared to the same 2023 respective periods which reflects the impact of a product recall in the 2023 period which lowered net sales during such period and lower demand from customers in the 2024 period as compared to the 2023 period. However, during the six months ended June 30, 2024, Las Olas Confections and Snacks sold one of its product lines to a third party and recognized a net gain on sale of $0.5 million which is included in other income in the table below.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Trade sales	$31,892	35,013	(3,121)	62,136	67,738	(5,602)
Cost of trade sales	(20,674)	(21,902)	1,228	(40,442)	(42,448)	2,006
Gross margin	11,218	13,111	(1,893)	21,694	25,290	(3,596)
Interest expense	(573)	(375)	(198)	(1,043)	(707)	(336)
Selling, general and administrative expenses	(15,585)	(15,217)	(368)	(30,977)	(29,758)	(1,219)
Total operating losses	(4,940)	(2,481)	(2,459)	(10,326)	(5,175)	(5,151)
Other income	145	24	121	646	224	422
Foreign exchange loss	15	(18)	33	(1)	(32)	31
Loss before income taxes	$(4,780)	(2,475)	(2,305)	(9,681)	(4,983)	(4,698)
Gross margin percentage	35.17%	37.45%	(2.28)%	34.91%	37.34%	(2.43)%
SG&A as a percent of trade sales	48.87%	43.46%	5.41%	49.85%	43.93%	5.92%
Expenditures for property and equipment	$2,018	3,098	(1,080)	3,557	8,167	(4,610)
Depreciation and amortization	$2,052	2,282	(230)	3,889	4,084	(195)
Debt accretion and amortization	$(77)	(17)	(60)	14	(11)	25
Pre opening and closing expenses	$191	167	24	503	632	(129)
ASC 842 straight line rent adjustments	$(25)	2	(27)	16	183	(167)

BBX Sweet Holdings’ loss before income taxes for the three months ended June 30, 2024 was $(4.8) million compared to $(2.5) million during the same 2023 period. The increase in the loss before income taxes was primarily due to the following:

●

An increase in the operating loss incurred by IT’SUGAR primarily as a result of (i) lower sales volume, which reflects a decline in comparable store sales offsetting the impact of sales from new and expanded store locations and (ii) higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023; partially offset by

●	A decrease in the operating loss incurred by Las Olas Confections and Snacks in the 2024 period as compared to 2023, which primarily reflects a customer return related to a product recall in 2023.

BBX Sweet Holdings’ loss before income taxes for the six months ended June 30, 2024 was $(9.7) million compared to $(5.0) million during the same 2023 period. The increase in the loss before income taxes was primarily due to the factors discussed above related to the three months ended June 30, 2024 compared to the same 2023 period, partially offset by the recognition of a $0.5 million gain by Las Olas Confections and Snacks upon the sale of one of its product lines during the six months ended June 30, 2024.

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

Business Update

During the six months ended June 30, 2024, Renin’s sales decreased by 8.3% as compared to the same period in 2023, which primarily reflects a decrease in sales in its retail channel. Renin's retail channel comprised approximately 57% of its gross sales for the 2024 period as compared to approximately 69% for the same period in 2023. Renin’s sales volumes in the first six months of 2024 have continued the decline that Renin experienced in 2023. With respect to the decline in customer demand, Renin continues to believe that the decline is primarily attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. In addition, Renin believes that the decline in sales may also be attributable to changes in consumer preferences related to certain of its products. Further, as a result of its initiatives to improve its gross margin percentages on products that historically have had low margins, as further described below, Renin has experienced a decrease in sales to certain customers that are pursuing alternative sources of products in response to price increases implemented by Renin. As a result of these factors, Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers, and it is also engaged in efforts to update its product mix with existing customers in an effort to address changes in consumer preferences. However, there is no assurance that these efforts will mitigate the impact of the current decline in customer demand for its existing products on its sales volumes.

While sales declined in the 2024 periods as compared to the comparable periods in 2023, Renin’s gross margins improved from $1.9 million and $3.9 million during the three and six months ended June 30, 2023, respectively, to $3.2 million and $7.8 million during the three and six months ended June 30, 2024, respectively, reflecting an increase in Renin’s gross margin percentages from 7.9% and 7.5% during the three and six months ended June 30, 2023, respectively, to 14.4% and 16.2% during the comparable 2024 periods. The improvement in Renin’s gross margin percentages reflects various factors, including price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. In addition, as a result of the continued decline in customer demand, Renin has been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is also continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters. As part of these initiatives, Renin recently amended the agreement pursuant to which it leases its facility located in Montreal, Canada to accelerate the expiration of the lease term to April 2025, and Renin expects to cease all of its remaining operations in the facility prior to the expiration of the lease term.

Although Renin has experienced improved operating results in 2024 as a result of the above factors, lower customer demand, supply chain disruptions, and Renin's efforts to mitigate inflationary cost pressures have had and may continue to have negative impacts on Renin’s operations. In particular, while Renin has thus far observed improvements in its gross margin percentages as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations, including resource constraints and unforeseen disruptions resulting from operational changes. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is actively rationalizing and lowering its inventory levels in order to reduce its investment in working capital; however, such efforts could disrupt its ability to fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which has resulted in a decline in sales volumes to certain customers and may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Additionally, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases could be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs and/or there are indications that inflationary pressures are impacting consumer behavior in their retail channel and price reductions may help stimulate consumer demand. While Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have sometimes made this difficult. In addition, although increased diversification in Renin’s supply chains may decrease Renin’s exposure to supply chain disruptions, Renin’s efforts to diversify its supply chain may also negatively impact its product margins, as alternative sources of raw materials and products may not be the most cost effective sources.

Renin is also negatively impacted by higher interest rates, as its borrowings bear interest at variable rates.

Amendment and Restatement of TD Bank Credit Facility

On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with a maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, property, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million. The proceeds from the amended and restated facility and approximately $3.3 million of equity contributions from BBX Capital were utilized to repay the existing facility with TD Bank. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan must be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin must meet certain minimum levels of specified operating results through December 2024.

See Note 8 of the Company’s condensed consolidated financial statements included in Part 1 of this report for additional information with respect to the amended and restated TD Bank Credit Facility.

As of June 30, 2024, Renin had excess availability of approximately $5.8 million under the revolving line of credit based on its eligible collateral and availability under the credit facility of $2.8 million due to the minimum excess availability requirement of $3.0 million, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank credit facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Trade sales	$22,435	24,344	(1,909)	47,999	52,320	(4,321)
Cost of trade sales	(19,203)	(22,415)	3,212	(40,221)	(48,422)	8,201
Gross margin	3,232	1,929	1,303	7,778	3,898	3,880
Interest expense	(567)	(1,152)	585	(1,402)	(2,273)	871
Selling, general and administrative expenses	(3,318)	(3,996)	678	(7,160)	(7,843)	683
Total operating loss	(653)	(3,219)	2,566	(784)	(6,218)	5,434
Foreign exchange gain (loss)	220	(470)	690	707	(502)	1,209
Income (loss) before income taxes	$(433)	(3,689)	3,256	(77)	(6,720)	6,643
Gross margin percentage	14.41%	7.92%	6.49%	16.20%	7.45%	8.75%
SG&A as a percent of trade sales	14.79%	16.41%	(1.62)%	14.92%	14.99%	(0.07)%
Expenditures for property and equipment	$168	457	(289)	378	741	(363)
Depreciation and amortization	$832	878	(46)	1,672	1,745	(73)
Debt accretion and amortization	$214	(51)	265	224	(9)	233

Renin’s loss before income taxes for the three months ended June 30, 2024 was $(0.4) million compared to a loss before income taxes of $(3.7) million during the same 2023 period. The improvement in Renin's results of operations was primarily due to the following:

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

●	A decrease in interest expense primarily due to a reduction in Renin’s average outstanding debt balances and lower interest rates associated with the amendment and restatement of Renin's TD Bank Credit Facility in March 2024;
●	A decrease in selling, general and administrative expenses primarily due to lower compensation expense associated with a reduction in headcount and lower severance expenses; and
●	An increase in foreign currency exchange gains due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Renin’s loss before income taxes for the six months ended June 30, 2024 was $(0.1) million compared to a net loss of $(6.7) million during the same 2023 period. The decrease was primarily due to the items discussed above.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent for the Company, its affiliates, and other third parties. Through January 2024, the Company provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”), and although the Company temporarily provided transition services related to risk management to BVH and HGV, the Company no longer is providing such risk management advisory services.

During the three and six months ended June 30, 2024, the Company recognized (loss) income before income taxes related to these other businesses of ($0.3) million and $0.1 million, respectively, compared to income of $14,000 and $2.7 million during the three and six months ended June 30, 2023, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain upon such sale during the six months ended June 30, 2023.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2024 were $6.9 million and $14.2 million compared to $7.1 million and $14.1 million during the three and six months ended June 30, 2023. BBX Capital’s corporate general and administrative expenses consist of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices.

Interest Income

BBX Capital’s interest income for the was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, compared to ($0.4) million and $0.1 million, for the three and six months ended June 30, 2023, respectively. The interest income during the three and six months ended June 30, 2024 includes (i) $0 and $0.1 million, respectively, of interest income on its note receivable from BVH, (ii) $0.5 million and $0.9 million, respectively, of interest income from short-term investments, partially offset by (iii) the elimination of $0.3 million and $0.6 million, respectively, elimination of interest income on intercompany loans provided to and among the Company's subsidiaries, including IT’SUGAR and Renin. The interest income during the three and six months ended June 30, 2023 includes (i) a $0.9 million reduction in interest income associated with the $15.0 million discounted prepayment of BBX Capital's note receivable from Bluegreen Vacations in May 2023, (ii) the elimination of $0.2 million and $0.5 million, respectively, of interest income on intercompany loans provided to and among the Company's subsidiaries, including IT’SUGAR and Renin, (iii) $0.6 million and $1.4 million, respectively, of interest income on the Bluegreen note receivable and, (iv) $0.1 million and $0.1 million, respectively, of interest income from short-term investments.

Impairment Considerations

As described in the consolidated financial statements included in the Company’s 2023 Annual Report, the Company tests goodwill related to its reporting units, including The Altman Companies, IT’SUGAR, and Renin, for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. As of December 31, 2023, the Company estimated the fair values of its reporting units and determined that the goodwill related to these reporting units was not impaired. The Company’s assessment of these reporting units for impairment, including the determination of the estimated fair value of these reporting units, required the Company to make estimates based on facts and circumstances as of December 31, 2023 and assumptions about current and future economic and market conditions. These assumptions included, but were not limited to, (i) the implementation of the long-term growth strategies for these companies, (ii) a recovery in the market environment in which these companies operate and their ability to execute on their business plans, (iii) a recovery in sales volumes and gross margins over time, and (iv) that there will not be a material permanent decline in demand for their products in the future.

For the six months ended June 30, 2024, the Company considered the negative factors discussed in this report to assess whether it should test goodwill associated with its reporting units on an interim basis. In particular, while the Altman Companies recently recognized losses on construction contracts related to the failure of certain subcontractors to perform pursuant to their contracts with Altman Builders, these issues related to specific projects that commenced during a period in which there was limited availability of subcontractors, and Altman Builders has not experienced similar losses or issues on its two most recently commenced construction projects. Similarly, while the recent decline in consumer demand has negatively impacted the Company’s outlook for Renin and IT’SUGAR in the near term, the expected duration of the recent decline in customer demand is uncertain, and both companies have taken steps to mitigate the impacts of a decline in consumer demand. In particular, Renin has, as a result of those steps, significantly improved its gross margin percentage, and it is focused on updating its product assortment in an effort to appeal to changing consumer preferences and stimulate consumer demand for its products. Similarly, IT’SUGAR is implementing various measures intended to mitigate the impact of lower consumer demand, including (i) expanding operating hours, (ii) focusing on the sale of higher margin products, (iii) offering selective promotional discounts on products in an effort to appeal to increasingly cost conscious consumers, and (iv) increasing its average dollars per sales transaction through promotions and small dollar items intended to be added to the existing consumer basket.  Because the expected negative impact of market conditions (including the duration of the recent decline in customer demand) on these businesses is uncertain and the Company’s prior estimate of the fair values of its reporting units were in excess of their respective carrying amount, the Company has currently concluded that there were no impairment indicators as of June 30, 2024.

However, as there is significant uncertainty in the (i) current economic environment and (ii) duration of  any continued decline in consumer demand, the estimates and assumptions in the Company’s estimated value of its reporting units may change over time, which may result in the recognition of impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products and/or product margins of the Company’s reporting units, including indications that the decline in sales related to Renin and/or IT’SUGAR related to a permanent change in consumer preferences for their products rather than a near to medium decline attributable to market conditions, and (iii) the inability of the Altman Companies in future periods to meet its targeted number of development projects expected to be originated by it on an annual basis or its failure to achieve expected profits and fee income from such projects.

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

The Company’s effective income tax rate for the three and six months ended June 30, 2024 was approximately 19% and 18%, respectively, and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. The Company’s effective income tax rate for three and six months ended June 30, 2023 was approximately 15% and 75%, respectively, and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasurement gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests during the three and six months ended June 30, 2024 was $0.2 million and $0.6 million, respectively, compared to $0.6 million and $0.2 million during the comparable 2023 periods. The net income attributable to noncontrolling interests during 2024 reflects income attributable to noncontrolling interests in certain consolidated real estate joint ventures, Altman Management, ABBX Guaranty, LLC ("ABBX"), and a restaurant the Company acquired through foreclosure. The net income attributable to noncontrolling interests during the three and six months ended June 30, 2023 primarily reflects income attributable to noncontrolling interests in consolidated real estate joint ventures, IT’SUGAR, and a restaurant the Company acquired through foreclosure.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows used in operating activities	$(21,768)	(7,944)
Cash flows provided by (used in) investing activities	39,693	(22,109)
Cash flows provided by (used in) financing activities	12,269	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,194	(30,108)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$141,778	98,223

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $13.8 million during the six months ended June 30, 2024 compared to the same 2023 period primarily due to (i) lower operating cash flows from BBXRE, including the impact of negative operating cash flows associated with the Altman Companies, including Altman Builders, and (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2024 as compared to 2023, partially offset by higher cash flows from operating activities at Renin, which includes the impact of Renin's efforts to decrease its inventory balances.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities increased by $61.8 million during the six months ended June 30, 2024 compared to the same 2023 period primarily due to (i) proceeds from the repayment of the $35.0 million BVH note receivable in 2024, (ii) higher redemptions and lower purchases of securities available for sale in the 2024 period as compared to the 2023 period, (iii) lower purchases of property and equipment, which reflects lower capital expenditures by IT’SUGAR related to new and expanded store locations, and (iv) cash paid for the acquisition of the Altman Companies in 2023, partially offset by (i) cash acquired in the consolidation of the real estate joint ventures during 2023, and (ii) higher additions to real estate held for investment primarily associated with construction in progress of the Altis Grand Kendall rental property.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $12.3 million during the six months ended June 30, 2024 compared to the same 2023 period primarily due to borrowings on the construction loan related to the development of Altis Grand Kendall, partially offset by (i) the repurchase of 500,000 shares of the Company's Class A Common Stock in a private transaction during 2024, and (ii) the payment of debt issuance costs in connection with the amendment and restatement of Renin's TD Bank Credit Facility.

Seasonality

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which causes fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are generally on vacation, while Las Olas Confections and Snacks generally generate its strongest trade sales during the fourth quarter in connection with various holidays in the United States.

Commitments

The Company’s material commitments as of June 30, 2024 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of June 30, 2024 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$2,729	73,665	—	—	(81)	76,313
Noncancelable operating leases	14,516	51,787	41,398	61,243	—	168,944
Payment for purchase of an additional 10% interest in the Altman Companies (2)	—	—	2,350	—	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	775	652	—	—	—	1,427
Total contractual obligations	18,020	126,104	43,748	61,243	(81)	249,034
Interest Obligations (3)
Notes payable and other borrowings	2,870	8,880	—	—	—	11,750
Total contractual interest	2,870	8,880	—	—	—	11,750
Total contractual obligations	$20,890	134,984	43,748	61,243	(81)	260,784

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by the Altman Companies and BBX Logistics.
(2)

The $2.4 million represents the amount owed by BBXRE to Mr. Altman following BBXRE’s acquisition of the Altman Companies in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with the Altman Companies or November 30, 2028.

(3)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rates on variable rate debt remain the same as the rates as of June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash, cash equivalents, and short-term investments of $128.1 million, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Management believes that the Company has sufficient liquidity for the foreseeable future to fund operations, including anticipated working capital, capital expenditures, and debt service requirements, and to respond to the challenges the Company faces related to, among other things, inflationary trends, higher interest rates, and the current economic environment. However, as previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

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

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and make additional investments in real estate, its existing operating businesses, or other opportunities, including the potential repurchase of common stock. However, as discussed above, management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries and may make a determination that it will not provide additional funding or capital to its subsidiaries.

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

In May 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share in a privately negotiated transaction under its share repurchase program. As of June 30, 2024 the Company was authorized under the share repurchase program to purchase an additional $9.6 million of shares of the Company's Class A and Class B Common Stock.

BBX Capital Real Estate

The Altman Companies

Although the Altman Companies generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, a significant component of the profits expected to be generated by BBXRE through the operations of the Altman Companies is primarily through the equity distributions that BBXRE receives through its investment in the managing member of such joint ventures sponsored by the Altman Companies. Therefore, as the timing of any such distributions to BBXRE is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that BBXRE will be required to fund (i) ongoing operating costs and predevelopment expenditures of the Altman Companies and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, the Altman Companies previously determined that many projects in its development pipeline no longer met its investment criteria, and the Altman Companies wrote-off various predevelopment expenditures during prior periods as it no longer expected to be reimbursed for such expenditures upon the formation of a development joint venture. Further, previously anticipated fee income will not be generated from such development projects that are no longer in its development pipeline, and Altman Builders has also incurred unanticipated losses in 2023 and 2024 as a result of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders. As a result, BBXRE currently anticipates that it will fund in excess of $10.0 million to the Altman Companies during the remaining six months of 2024 for ongoing operating costs and losses, working capital, predevelopment expenditures, and contributions to certain existing development joint ventures for cost overruns. In addition, although BBXRE previously expected that the Altman Companies and its affiliates may invest in the managing member of a new development joint venture in late 2024, BBXRE currently expects that such investment will occur in 2025.

BBX Logistics

BBXRE currently expects that it will fund in excess of $15.0 million to BBX Logistics during the remaining six months of 2024 for predevelopment expenditures, ongoing operating costs, and potential investments in new and existing developments, including The Park at Davie and The Park at Lakeland. These estimates are based on BBX Logistics’ current pipeline of potential development projects, but there is no assurance that BBX Logistics will commence any or all of the new developments in its project pipeline.

In connection with the development of The Park at Davie, the Company currently expects to ultimately invest a net amount of approximately $5.1 million in the development joint venture based on an expected 20% ownership interest in the venture. However, as previously disclosed, the Company currently has a 50% ownership interest in the venture, and its ownership interest in the venture will not decrease to 20% until the joint venture is recapitalized upon the commencement of vertical construction and the origination of debt financing for the development. As a result, in July 2024 in connection with the joint venture’s acquisition of the land expected to be developed into The Park at Davie, the Company invested $11.9 million in the joint venture and may invest additional amounts in the venture for predevelopment expenditures based on its 50% ownership interest until the joint venture is recapitalized, at which time the Company will receive a return of its capital and its investment will decrease to the above described $5.1 million. The aforementioned net funding of $15.0 million that BBXRE expects to provide BBX Logistics during the remaining six months of 2024 assumes that The Park at Davie joint venture is not recapitalized until 2025 and that BBX Logistics’ investment in the venture will not decrease to the above described $5.1 million until such time.

During 2023, BBXRE contributed $5.0 million of cash and cash equivalents to a wholly-owned subsidiary that was formed to provide construction completion and cost overrun guarantees to development joint ventures sponsored by BBX Logistics and provide guarantees, including repayment guarantees, on debt financing related to such developments. As a result of minimum liquidity requirements included in the current guarantees provided by the subsidiary, such cash is classified as restricted cash in the Company’s statement of financial condition as it is restricted from being utilized in BBXRE’s other operations. Based on its current pipeline of potential development projects, BBXRE currently expects that it may be required to contribute an additional $5.0 million to the subsidiary in 2024 in order to meet minimum liquidity requirements expected to be included in guarantees for such future developments.

Excluding the land acquired which is expected to be developed into The Park at Davie, as of June 30, 2024, BBX Logistics had also entered into agreements for an aggregate purchase price of approximately $47.3 million to acquire three land parcels for the purpose of developing logistics facilities. Due diligence has been completed for two of these parcels, and the $1.4 million of escrowed deposits paid by BBX Logistics for these two parcels are nonrefundable. The agreement for the other parcel is subject to various contingencies, and the escrowed deposit paid by BBXRE in connection with the agreement is currently refundable.

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

BBX Sweet Holdings

IT’SUGAR currently expects that it may incur up to $2.0 million of capital expenditures during the remaining six months of 2024 to fund construction costs associated with leases for new retail locations and the expansion of existing retail locations, although IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. However, IT’SUGAR is continuing to evaluate additional retail locations beyond those locations for currently identified in its pipeline, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations. Further, if the opening of certain stores are delayed from 2024 to 2025, such capital expenditures may be incurred in 2025 instead of 2024.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he has agreed to remain an employee and advisor to BBX Sweet Holdings through November 2025. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing, $0.8 million was paid in August 2024, and the remainder will be paid in August 2025.

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

While BBX Capital may fund additional amounts to Renin to prevent noncompliance with covenants under the TD Bank Credit Facility or to fund working capital and other commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments, and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of June 30, 2024, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

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

As of June 30, 2024, the outstanding amount under the revolving line of credit was $14.3 million, and the outstanding term loan balance was $2.5 million, with a combined effective interest rate of 7.9%. As of June 30, 2024, Renin was in compliance with the financial covenants under the TD Bank Credit Facility and had $2.8 million of contractually committed availability under the credit facility based on its eligible collateral and required minimum excess availability.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of June 30, 2024, the outstanding balance of the credit facility was $4.9 million and the effective interest rate was 9.0%.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provided for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent multiplied by the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, BBX Capital Real Estate has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility. As of June 30, 2024, the outstanding balance of under the credit facility was $5.0 million, and the effective interest rate was 7.00%.

Comerica Letter of Credit Facility - Altman LOC Facility

The Altman Companies has a credit facility (the “Altman LOC Facility") with Comerica Bank pursuant to which Comerica has committed to provide letters of credit on behalf of the Altman Companies up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman LOC Facility currently expires in April 2026 and requires the Altman Companies to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman LOC Facility is guaranteed by ABBX.

As of June 30, 2024, the Altman Companies had one letter of credit outstanding under the facility with an aggregate balance of $0.8 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of many of these joint ventures in its financial statements. As of June 30, 2024 and December 31, 2023, the Company’s investments in these joint ventures totaled $48.2 million and $44.1 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity financing. BBX Capital generally does not directly guarantee the financing of these joint ventures, other than as described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report and further described below. Further, while the Company is typically not obligated to fund additional capital to these joint ventures; the Company’s interest in a joint venture may be diluted if the Company elects not to fund capital call from a joint venture. The Company believes that the maximum exposure to losses from these joint ventures is approximately $63.4 million, which represents the carrying amount of the Company's investments in these joint ventures and the restricted cash held by ABBX and BBXIG, as further described below.

As described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, ABBX, a consolidated VIE, provides repayment, cost overrun, and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by the Altman Companies and also provides cost overrun and construction completion guarantees to such ventures. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that ABBX could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. ABBX would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of June 30, 2024, ABBX has been funded with $10.0 million in cash and cash equivalents, and ABBX must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Note 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, BBX Industrial Guaranty, LLC ("BBXIG") is a consolidated wholly-owned subsidiary that was established to provide repayment, cost overrun, and construction completion guarantees related to third party construction loans obtained by real estate joint ventures sponsored by BBX Logistics and cost overrun and construction completion to such ventures. As a result of The Park at Delray joint venture closing on debt financing for the first phase of its development project in April 2024, the maximum amount of future payments that BBXIG could be required to make under the repayment guarantees is $31.3 million on aggregate joint venture indebtedness of $31.3 million. BBXIG would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. As of June 30, 2024, BBXIG has been funded with $5.0 million in cash and cash equivalents, and BBXIG is required to maintain a net worth of not less than $5.0 million as a result of its current guarantees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock under the Company’s repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2024	—	$ —	—	$ 13,926,696
May 1 – May 31, 2024	500,000	$ 8.75	500,000	$ 9,551,696
June 1 – June 30, 2024	—	—	—	$ 9,551,696

Item 6. Exhibits

Exhibit 10.1	Second Amended and Restated Credit Agreement effective as of June 20, 2024 by and among IT'SUGAR LLC, BBX Capital Real Estate, LLC and Regions Bank
Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.

August 9, 2024	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

August 9, 2024	By:	/s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer