Form 10-Q
period 2024-09-30
BBX Capital, Inc.
filed 2024-11-12
CIK 1814974

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 8, 2024 is as follows:

Class A Common Stock of $.01 par value, 10,389,013 shares outstanding.
Class B Common Stock of $.01 par value, 3,854,194 shares outstanding.

BBX Capital, Inc. TABLE OF CONTENTS

Part I.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023 - Unaudited	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2024 and 2023 - Unaudited	2
	Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2024 and 2023 - Unaudited	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 - Unaudited	5
	Notes to Condensed Consolidated Financial Statements - Unaudited	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	62
Item 4.	Controls and Procedures	62

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 6.	Exhibits	64
	Signatures	65

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital, Inc.

Condensed Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents ($2,685 in 2024 and $4,521 in 2023 in variable interest entities (VIEs))	$93,366	90,277
Restricted cash ($10,130 in 2024 and $10,089 in 2023 in VIEs)	30,005	21,307
Securities available for sale, at fair value	8,256	44,576
Trade accounts receivable, net ($436 in 2024 and $385 in 2023 in VIEs)	18,400	18,341
Construction contracts receivable, net	15,341	13,525
Trade inventory, net	33,395	33,836
Real estate ($1,384 in 2024 and $2,688 in 2023 held for sale, $78,526 in 2024 and $64,055 in 2023 of rental property under development in VIEs, $18,575 in 2024 and $0 in 2023 of rental properties in VIEs and $2,027 in predevelopment costs in 2024 and $0 in 2023 in VIEs)	116,407	80,654
Investments in and advances to unconsolidated real estate joint ventures ($60,008 in 2024 and $39,821 in 2023 in VIEs)	62,058	44,076
Note receivable from Bluegreen Vacations Holding Corporation	—	35,000
Property and equipment, net	38,834	40,688
Goodwill	49,647	49,647
Intangible assets, net	24,938	26,839
Operating lease assets	112,227	117,894
Deferred tax asset, net	7,207	7,192
Contract assets	10,330	30,799
Other assets ($653 in 2024 and $990 in 2023 in VIEs)	21,685	19,591
Total assets	$642,096	674,242
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($130 in 2024 and $16 in 2023 in VIEs)	$28,028	31,012
Accrued expenses ($634 in 2024 and $349 in 2023 in VIEs)	32,447	40,700
Contract liabilities	19,020	28,641
Other liabilities ($65 in 2024 and $1,833 in 2023 in VIEs)	3,658	4,774
Operating lease liabilities	132,368	136,758
Notes payable and other borrowings ($59,953 in 2024 and $27,321 in 2023 in VIEs)	86,227	60,805
Total liabilities	301,748	302,690
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	5,065	5,040
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 9,610,336 in 2024 and 10,110,336 in 2023	96	101
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,785,851 in 2024 and 3,785,851 in 2023	38	38
Additional paid-in capital	311,661	311,847
Accumulated deficit	(34,680)	(1,755)
Accumulated other comprehensive income	936	1,313
Total shareholders' equity	278,051	311,544
Noncontrolling interests	57,232	54,968
Total equity	335,283	366,512
Total liabilities and equity	$642,096	674,242

(1)  BBX Capital's Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Unaudited

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Trade sales	$57,536	61,462	171,948	186,379
Sales of real estate inventory	190	2,712	2,143	8,929
Revenue from construction contracts	15,198	29,067	46,602	90,678
Real estate development and property management fees	1,987	5,002	5,987	9,249
Interest income	1,827	2,545	5,790	6,736
Net gain on sales of assets	1,497	2,271	1,497	2,210
Lease income, net	87	—	189	—
Other revenue	126	280	481	939
Total revenues	78,448	103,339	234,637	305,120
Costs and expenses:
Cost of trade sales	39,603	45,307	121,595	137,641
Cost of real estate inventory sold	—	570	321	2,107
Cost of revenue from construction contracts	15,384	31,945	51,022	94,263
Interest expense	686	810	2,194	2,245
Recoveries from loan losses, net	(220)	(177)	(1,044)	(3,284)
Impairment losses	11	349	229	349
Selling, general and administrative expenses	34,247	34,120	102,966	102,143
Total costs and expenses	89,711	112,924	277,283	335,464
Operating losses	(11,263)	(9,585)	(42,646)	(30,344)
Equity in net (loss) earnings of unconsolidated real estate joint ventures	(621)	2,126	1,096	3,958
(Loss) gain on the consolidation of Altman Living	—	(2,393)	—	3,802
Gain on the consolidation of investment in real estate joint ventures	—	1,135	—	12,017
Other (expense) income	(419)	1,155	1,015	4,042
Foreign exchange (loss) gain	(409)	421	297	(113)
Loss before income taxes	(12,712)	(7,141)	(40,238)	(6,638)
Benefit for income taxes	2,022	606	7,087	231
Net loss	(10,690)	(6,535)	(33,151)	(6,407)
Net loss (income) attributable to noncontrolling interests	780	(1,290)	226	(1,516)
Net loss attributable to shareholders	$(9,910)	(7,825)	(32,925)	(7,923)
Basic loss per share	$(0.74)	(0.55)	(2.42)	(0.55)
Diluted loss per share	$(0.74)	(0.55)	(2.42)	(0.56)
Basic weighted average number of common shares outstanding	13,396	14,354	13,618	14,354
Diluted weighted average number of common shares outstanding	13,396	14,354	13,618	14,354
Net loss	$(10,690)	(6,535)	(33,151)	(6,407)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	9	(12)	2	(8)
Foreign currency translation adjustments	334	(338)	(379)	36
Other comprehensive income (loss), net	343	(350)	(377)	28
Comprehensive loss, net of tax	(10,347)	(6,885)	(33,528)	(6,379)
Comprehensive loss (income) attributable to noncontrolling interests	780	(1,290)	226	(1,516)
Comprehensive loss attributable to shareholders	$(9,567)	(8,175)	(33,302)	(7,895)

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

For the Three Months Ended September 30, 2024 and 2023

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2023	10,629	3,724	$106	37	315,108	19,864	1,201	58,762	395,078
Net loss excluding $173 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(7,825)	—	1,117	(6,708)
Other comprehensive loss	—	—	—	—	—	—	(350)	—	(350)
Buyout of redeemable noncontrolling interest	—	—	—	—	311	—	—	—	311
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	(434)	(434)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	190	190
Distribution to noncontrolling interests	—	—	—	—	(197)	—	—	(5,314)	(5,511)
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,124	—	—	405	1,529
Balance, September 30, 2023	10,630	3,723	$106	37	316,346	12,039	851	54,726	384,105

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, June 30, 2024	9,610	3,786	$96	38	310,228	(24,770)	593	57,535	343,720
Net loss excluding $65 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(9,910)	—	(845)	(10,755)
Other comprehensive income	—	—	—	—	—	—	343	—	343
Contributions from noncontrolling interests	—	—	—	—	—	—	—	726	726
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(418)	(418)
Share-based compensation	—	—	—	—	1,433	—	—	234	1,667
Balance, September 30, 2024	9,610	3,786	$96	38	311,661	(34,680)	936	57,232	335,283

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Condensed Consolidated Statements of Changes in Equity - Unaudited

For the Nine Months Ended September 30, 2024 and 2023

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Non-
	Class		Class		Paid-in	Accumulated	sive	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net income excluding $90 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(7,923)	—	1,426	(6,497)
Other comprehensive income	—	—	—	—	—	—	28	—	28
Accretion of noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint venture managing members	—	—	—	—	—	—	—	55,556	55,556
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2,337	2,337
Distributions to noncontrolling interests	—	—	—	—	(197)	—	—	(5,473)	(5,670)
Buyout of redeemable noncontrolling interest	—	—	—	—	311	—	—	—	311
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,254	—	—	654	3,908
Balance, September 30, 2023	10,630	3,723	$106	37	316,346	12,039	851	54,726	384,105

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	controlling	Total
	A	B	A	B	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512
Net loss excluding $194 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(32,925)	—	(420)	(33,345)
Other comprehensive loss	—	—	—	—	—	—	(377)	—	(377)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,586	2,586
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(487)	(487)
Purchase and retirement of common stock	(500)	—	(5)	—	(4,370)	—	—	—	(4,375)
Share-based compensation	—	—	—	—	4,184	—	—	585	4,769
Balance, September 30, 2024	9,610	3,786	$96	38	311,661	(34,680)	936	57,232	335,283

BBX Capital, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(33,151)	(6,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Recoveries from loan losses, net	(1,044)	(3,284)
Depreciation, amortization and accretion	8,202	8,542
Net gain on sales of real estate and property and equipment	(1,997)	(2,209)
Equity in net earnings of unconsolidated real estate joint ventures	(1,096)	(3,958)
Return on investment in unconsolidated real estate joint ventures	3,447	7,455
Gain on the consolidation of real estate joint ventures	—	(12,017)
Gain on the consolidation of Altman Living	—	(3,802)
Impairment losses	229	349
Share-based compensation expense	4,769	3,976
Provision for excess and obsolete inventory	(154)	(392)
Change in deferred income tax asset, net	(15)	1,525
Changes in operating assets and liabilities:
Trade accounts receivable	(59)	283
Construction contracts receivable	(1,816)	978
Trade inventory	534	8,922
Real estate	(4,407)	(2,995)
Operating lease assets	16,367	15,690
Operating lease liabilities	(16,235)	(14,956)
Contract assets	20,724	6,393
Other assets	4,819	5,569
Accounts payable	(6,019)	9,769
Accrued expenses	(7,478)	(10,915)
Contract liabilities	(13,492)	(963)
Other liabilities	(1,495)	(2,129)
Net cash (used in) provided by operating activities	(29,367)	5,424
Investing activities:
Return of investment in and advances to unconsolidated real estate joint ventures	401	21,188
Investments in unconsolidated real estate joint ventures	(20,734)	(10,752)
Purchases of securities available for sale	(17,211)	(95,008)
Redemptions of securities available for sale	54,250	70,229
Proceeds from repayment of loans receivable	1,108	3,622
Proceeds from the repayment of Bluegreen Vacations Holding Corporation note	35,000	14,070
Proceeds from sales of assets	336	—
Proceeds from sale of real estate held for sale	2,850	3,176
Additions to real estate held-for-sale and held-for-investment	(26,246)	(29,345)
Purchases of property and equipment	(5,004)	(10,925)
Cash acquired in the consolidation of real estate joint ventures	—	29,147
Cash paid for Altman Living acquisition, net of cash received	—	(3,975)
Decrease in cash from other investing activities	(5,184)	(14)
Net cash provided by (used in) investing activities	19,566	(8,587)

(Continued)

	For the Nine Months Ended
	September 30,
	2024	2023
Financing activities:
Repayments of notes payable and other borrowings	(9,224)	(5,317)
Proceeds from notes payable and other borrowings	34,711	11,334
Payments for debt issuance costs	(679)	(30)
Purchase and retirement of common stock	(4,375)	—
Buyout of IT'SUGAR redeemable noncontrolling interest	(775)	(3,278)
Contributions from noncontrolling interests	2,586	2,355
Distributions to noncontrolling interests	(656)	(5,670)
Net cash provided by (used in) financing activities	21,588	(606)
Increase (decrease) in cash, cash equivalents and restricted cash	11,787	(3,769)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$123,371	124,562

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$2,164	2,128
Income taxes paid	438	7,503
Supplementary disclosure of non-cash investing and financing activities:
Miscellaneous receivable from sale of assets	255	—
Additions to real estate held for investment and property and equipment accrued not paid	6,906	—
Inventory transferred in sale of assets	61	—
Assumption of Community Development District Bonds by homebuilders	131	1,286
Increase in accrued expenses for the buyout of IT'SUGAR redeemable noncontrolling interest	—	1,244
Operating lease assets obtained in exchange for new operating lease liabilities	12,626	23,133
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	93,366	102,490
Restricted cash	30,005	22,072
Total cash, cash equivalents and restricted cash	$123,371	124,562

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital, Inc.

Notes to Condensed Consolidated Financial Statements - Unaudited

1. Organization and Basis of Financial Statement Presentation

Organization

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are The Altman Companies, LLC (“Altman”), which was formerly known as BBX Capital Real Estate, LLC (“BBX Capital Real Estate or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

As of September 30, 2024, the Company restructured and rebranded its real estate division under the Altman name. In the restructuring, BBX Capital Real Estate changed its name to Altman, its multifamily apartment development division changed its name from The Altman Companies, LLC to Altman Living, LLC ("Altman Living"), and its logistics development division changed its name from BBX Logistics Properties, LLC to Altman Logistics Properties LLC ("Altman Logistics"). In addition, ABBX Guaranty, LLC, which provides guarantees on Altman Livings multifamily apartment developments, changed its name to Altman Living Guaranty, LLC ("Altman Living Guaranty"), and BBX Industrial Guaranty, LLC, which provides guarantees on logistics developments, changed its name to Altman Logistics Guaranty, LLC ("Altman Logistics Guaranty"). Altman also formed a new company, Altman Opportunity Investments, LLC ("Altman Opportunity Investments"), to invest in real estate and other assets, including real estate developments not sponsored by Altman. These changes were made with the goals of leveraging the Altman brand and operating infrastructure across all of the Company’s real estate operations and simplifying communications with current and prospective lenders, joint venture partners, and vendors.

Principal Holdings

The Company’s principal holdings are Altman, BBX Sweet Holdings, and Renin.

Altman

Altman is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities primarily located in Florida. As part of its real estate development activities, Altman invests in developments primarily through joint ventures in which it serves as the managing member. Altman also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Altman primarily operates through Altman Living, a developer and manager of multifamily apartment communities, Altman Logistics, a developer of warehouse and logistics facilities, and Altman Opportunity Investments, which was formed to invest in real estate developments not sponsored by Altman and manage the legacy assets held by the Company.

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

Other

In addition to its principal holdings, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure, and an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent. The fees earned by the risk management advisory entity for services provided to the Company are eliminated in consolidation. Through  January 2024, the Company's affiliates included Bluegreen Vacations Holdings Corporation ("BVH"). However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. ("HGV").

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

In November 2018, Altman acquired a 50% equity interest in Altman Living, and Mr. Joel Altman continued to own the remaining 50% equity interest of Altman Living. On January 31, 2023 (the “Acquisition Date”), Altman acquired the remaining 50% equity interests in Altman Living, and Altman Living became a wholly-owned subsidiary of the Company. Prior to the Acquisition Date, the Company accounted for its investment in Altman Living under the equity method of accounting. However, as of and subsequent to the Acquisition Date, the Company has consolidated Altman Living in its consolidated financial statements. As a result, the Company's statement of operations and comprehensive (loss) income, statement of changes in equity, and statement of cash flows for the nine months ended September 30, 2023 reflect the activities of Altman Living under the equity method of accounting for the one month ended January 31, 2023 and include the activities of Altman Living and its subsidiaries on a consolidated basis from February 1, 2023 to September 30, 2023.

In the Company’s opinion, the financial information contained herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Also, these unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 15, 2024.

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

Impairment Testing

As described in the consolidated financial statements included in the Company’s 2023 Annual Report, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist.

During the three months ended September 30, 2024, the Company concluded that the factors, including inflationary pressures described in this report, a decline in consumer demand for discretionary products, and the current economic and geopolitical environment, when combined with the longer than anticipated decline in IT’SUGAR’s sales as 2024 has progressed, indicated that it was necessary to quantitively test whether the fair value of the IT’SUGAR reporting unit had declined below its carrying amount as of September 30, 2024. As a result, the Company tested IT’SUGAR’s goodwill for impairment by estimating the fair value of the IT’SUGAR reporting unit as of September 30, 2024 and, as discussed below, concluded that its goodwill was not impaired, as the estimated fair value of the IT’SUGAR reporting unit was in excess of the carrying amount of the reporting unit.

During the three months ended September 30, 2024, the Company concluded that the factors described in this report, including inflationary pressures, a decline in consumer demand for discretionary products, and the current economic and geopolitical environment, when combined with the longer than anticipated decline in IT’SUGAR’s sales as 2024 has progressed, indicated that it was necessary to quantitatively test whether the fair value of the IT’SUGAR reporting unit had declined below its carrying amount as of September 30, 2024. As a result, the Company tested IT’SUGAR’s goodwill for impairment by estimating the fair value of the IT’SUGAR reporting unit as of September 30, 2024 and, as discussed below, concluded that its goodwill was not impaired, as the estimated fair value of the IT’SUGAR reporting unit was in excess of the carrying amount of the reporting unit. In reaching this conclusion, the Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of the IT’SUGAR reporting unit. Although the Company considered a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of the IT’SUGAR reporting unit, the Company primarily applied the income approach due to the fact that IT’SUGAR’s trailing twelve-month earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was negative and the limited number of observable market multiples on forward-looking EBITDA.

The Company’s assessment of the IT’SUGAR reporting unit for impairment required the Company to make estimates based on facts and circumstances as of September 30, 2024 and assumptions about current and future economic and market conditions. These assumptions included, among other things, (i) the stabilization of IT’SUGAR’s comparable store sales following two consecutive years of negative comparable store sales, including a positive comparable store sale increase in 2025 as a result of various initiatives being implemented by IT’SUGAR to stimulate sales, and (ii) a long-term increase in sales resulting from IT’SUGAR implementing its long-term strategy to reinvest in and grow its business through new store openings, which will ultimately be necessary in order to leverage its corporate overhead and operating infrastructure. However, as there is significant uncertainty in (i) the current and future economic environment and how it may evolve, (ii) the duration of any continued decline in consumer demand, and (iii) the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated value of IT’SUGAR may change over time, which could result in the recognition of impairment losses related to the IT’SUGAR reporting unit in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a decline in market valuations resulting in an increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for IT’SUGAR’s products and/or its product margins, and/or (iii) IT’SUGAR being unable to open new store locations in order to grow its store portfolio and replace stores for which the related leases are expiring.

Impact of Current Economic Issues

The Company and the industries in which it operates have been impacted by economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) disruptions in global supply chains, (iii) a general labor shortage and increases in wages, (iv) increased economic uncertainty, (v) inflationary pressures and higher costs to operate the Company’s businesses, including higher insurance costs, and (vi) higher interest rates. In light of the uncertain duration and impact of current economic trends, the Company has focused on maintaining significant liquidity. As of September 30, 2024, the Company’s consolidated cash and cash equivalent balances were $93.4 million, and its securities available for sale, which are primarily comprised of U.S. Treasury and federal agency securities with maturities of less than one year, were $8.3 million.

Inflationary and economic trends have and may continue to adversely impact the Company's results of operations. The Federal Reserve has sought to address inflation through monetary policy, including the wind-down of quantitative easing and by increasing the Federal Funds rate. The Russian invasion of Ukraine and the related embargoes against Russia as well as piracy in shipping lanes have resulted in supply chain issues, with the conflict in the Middle East further exacerbating inflationary trends and supply chain disruptions. We believe the 475 basis point increase in the federal funds rate since March 2022 and the wind-down of quantitative easing during 2023 created economic uncertainty which negatively affected our operating results by, among other things: (i) increasing interest expense on variable rate debt and any new debt, (ii) decreasing gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) reducing the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) increasing overall operating expenses due to increases in labor and service costs, (v) decreasing customer demand for our products, (vi) shifting customer behavior as consumers experience higher borrowing costs, including mortgage borrowings, and (vii) increasing the risk of impairments as a result of declining valuations. Recent decreases in interest rates have not to date resulted in material reductions in borrowing costs and market volatility and the potential impact of the November elections created uncertainty regarding future consumer sentiment.

While we have taken steps to increase the prices of certain of our products, further increases may not be accepted by our consumers, and any such increases could negatively impact customer retention and our gross margin. There is no assurance that the Company’s operating subsidiaries will be able to increase prices in response to increasing costs or maintain current price levels which could have a material adverse effect on the Company's results of operations and financial condition.

Altman's real estate assets are primarily located in Florida, and economic conditions in the Florida real estate market in particular could adversely affect our earnings and financial condition. In 2023, Altman has experienced a significant increase in commodity and labor prices, and a shortage of available labor, which resulted in higher development and construction costs, and disruptions in the supply chain for certain commodities and equipment. These factors impacted the timing of projects under construction and the commencement of construction of new projects. Furthermore, homebuilders have seen a general softening of demand, and the increase in mortgage rates had an adverse impact on residential home sales. In addition, rising interest rates have increased the cost of the Company’s outstanding indebtedness and the cost of financing for new development projects. Higher rates have also had an adverse impact on the availability of financing and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities and warehouse facilities are generally impacted by interest rates. Altman has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments and the acquisition of stabilized multifamily apartment communities. Such factors have impacted Altman’s results of operations, and we expect that they may also have an adverse impact on its operating results in future periods.

Similarly, IT’SUGAR has experienced significant increases in the cost of inventory and freight as well as delays in its supply chain that impacted its ability to maintain historical inventory levels at its retail locations. IT’SUGAR also experienced an increase in payroll costs as a result of shortages in available labor at certain of its retail locations. While IT’SUGAR partially mitigated the impact of increased costs through increases in the prices of its products, IT’SUGAR has had to slow the pace of price increases due to a recent decline in consumer demand, which has resulted in declines in its selling margins. Further, while IT’SUGAR previously increased inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, in light of the slowdown in store sales and general economic uncertainty, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in an effort to mitigate the risk of it not being able to sell the products timely and the risk of inventory writedowns due to the slowdown in consumer demand. At the same time, however, IT’SUGAR must also manage decreases its inventory levels so it does not further negatively impact store sales.

Higher interest rates on borrowings, global supply chain disruptions and increases in commodity prices have also contributed to an increase in Renin’s costs, including costs related to shipping and raw materials, as well as delays in its supply chains, all of which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and (iv) an overall decline in its gross margin. While Renin has increased the price of many of its products, Renin’s gross margin has nonetheless been negatively impacted by these cost pressures. Additionally, the negotiation of increased prices increases the risk that customers will pursue alternative sources for Renin’s products, which may result in Renin losing customers or require it to lower prices in an effort to retain customers. While Renin increased its inventory levels in an effort to ensure that it could meet customer demand, current economic conditions, including a slowdown in consumer demand, have increased the risk that Renin may be unable to timely sell such products and the risk of inventory writedowns. The impact of these factors contributed to Renin's inability to comply with covenants under its credit facility with TD Bank. On March 13, 2024, Renin's TD Bank Credit Facility was amended and restated in its entirety to, among other things, address Renin's noncompliance with its covenants. See Note 8 of the Company’s condensed consolidated financial statements for additional information with respect to the amended TD Bank Credit Facility. If Renin is unable to maintain compliance with the covenants under its amended and restated credit facility with TD Bank, Renin may lose availability under its revolving line of credit, may be required to provide additional collateral, or may be required to repay all or a portion of its borrowings under the facility, any of which would have a material adverse effect on the Company's liquidity, financial position, and results of operations.

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company's operations which had not been adopted as of January 1, 2024:

Accounting Standards Update ("ASU") ASU No. 2024-3, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40).

This update requires disclosure in the notes to financial statements certain information about costs and expenses. The update requires that at each interim and annual reporting period, an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d)
2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments in the update should be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of the update or (ii) retrospectively to any or all prior periods presented in the financial statements. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the update on its consolidated financial statements.

ASU No. 2024-1, Compensation - Stock Compensations (Topic 718): Scope Application of Profits Interest and Similar Awards. This update addresses how entities determine whether a profits interest or similar award falls within the scope of ASC Topic 718, Stock Compensation, or other guidance. This update is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods and should be applied either (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the standard. BBX Capital will adopt this update on January 1, 2025 and is currently evaluating the potential impact of the update on its consolidated financial statements.

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

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This update enhances the disclosures about segment expenses by requiring that public entities on an annual and interim basis (i) disclose significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. Early adoption is permitted. BBX Capital will adopt this update for the year ended December 31, 2024 and interim periods thereafter and this update will not have a material impact on the Company's consolidated financial statements.

ASU No. 2023-05, Business Combinations (Topic 805-60): Account for Joint Venture Formations - Recognition and Measurements. This update addresses the accounting in a joint venture’s separate financial statements for contributions made to a joint venture upon formation, as there has been diversity in practice in how a joint venture accounts for the contributions it receives upon formation. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, the FASB decided to require joint ventures to apply a new basis of accounting upon formation based upon the recognition and measurement guidance in ASC Topic 805, Business Combinations. This update does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, although a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. BBX Capital has not yet adopted this update and is currently evaluating the potential impact of the statement on its consolidated financial statements.

2. Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (in thousands):

	As of September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$7,414	7	—	7,421
Community Development District bonds	820	15	—	835
Total available-for-sale	$8,234	22	—	8,256

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,738	13	—	43,751
Community Development District bonds	820	5	—	825
Total available-for-sale	$44,558	18	—	44,576

Accrued interest receivable as of September 30, 2024 and December 31, 2023 was $19,000 and $8,000, respectively. All U.S. Treasury and federal agency securities available-for-sale have maturities of less than one year, while the Community Development District bonds mature after ten years.

3. Trade Accounts Receivable and Construction Contracts Receivable

The Company’s trade receivables consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$18,580	18,563
Allowance for expected credit losses	(180)	(222)
Total trade accounts receivables	$18,400	18,341

The Company’s construction contract receivables consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Construction contracts receivable	$15,341	13,525
Allowance for expected credit losses	—	—
Total construction contracts receivable	$15,341	13,525

The entire balance of construction contracts receivable is comprised of receivables from affiliated real estate joint ventures in which the Company is the managing member.

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$5,115	5,569
Paper goods and packaging materials	1,580	1,571
Work in process	1,487	618
Finished goods	26,337	27,356
Total trade inventory	34,519	35,114
Inventory reserve	(1,124)	(1,278)
Total trade inventory, net	$33,395	33,836

5. Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Real estate held-for-sale	$1,384	2,688
Real estate held-for-investment	2,775	2,981
Real estate inventory	7,019	6,117
Rental properties under development	78,526	64,055
Rental properties less accumulated depreciation of $67	18,575	—
Predevelopment costs	8,128	4,813
Total real estate	$116,407	80,654

As of September 30, 2024, rental properties under development was comprised of $14.6 million of land and $63.9 million of construction in progress related to the portion of Altis Grand Kendall which is being developed by the Altis Grand Kendall joint venture, a consolidated VIE, that remained under construction. During the quarter ended September 30, 2024, completed apartment units at Altis Grand Kendall were placed in service, and as of September 30, 2024, rental properties less accumulated depreciation was comprised of $18.6 million of land and depreciable real estate assets allocated to the completed apartment units at Altis Grand Kendall that had been placed in service. During the three and nine months ended September 30, 2024, the Altis Grand Kendall joint venture capitalized $1.0 million and $2.6 million, respectively, of interest expense related to a construction loan with TD Bank. No interest expense was capitalized during the three and nine months ended September 30, 2023.

Rental properties are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, generally 27.5 years for buildings and improvements, three years for furniture and seven years for equipment.

6. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

Real Estate Joint Ventures Related to Altman Living and Altman Logistics

Altman invests in the managing member of real estate joint ventures sponsored by Altman Living and by Altman Logistics. In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in the managing member of each real estate joint venture to determine if such managing member entities are VIEs and, to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the structure of these entities, including the respective operating agreements governing these entities and any relevant financial agreements, the Company has determined that (i) the managing member entities are VIEs due to the entities not having sufficient equity to finance their activities and (ii) the Company has variable interests in these entities as a result of its equity investments in such entities. Further, the Company has determined that it is the primary beneficiary of the managing member entities and, as a result, consolidates the managing member entities. The Company’s conclusion that it is the primary beneficiary of these entities is primarily based on the determination that the Company has the power to direct activities of the entities that most significantly affect their economic performance. With respect to joint ventures sponsored by Altman Living that were formed prior to the Acquisition Date, the Company had determined prior to the Acquisition Date that it was not the primary beneficiary of certain managing member entities based on the fact that Altman and Mr. Altman shared decision-making authority for all significant operating and financing decisions related to such entities. However, as a result of the acquisition of Altman Living and Mr. Altman’s ongoing employment with Altman Living, the Company reevaluated its investments in these entities and determined that, as of and subsequent to the Acquisition Date, Altman and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of each of these entities and that Altman is the primary beneficiary of the managing member entities as it is the member of the related party group whose activities are most closely associated with the entities.

As a result of the above, the Company consolidates the managing members of the following real estate joint ventures:

●	Altis Lake Willis Phase 1
●	Altis Lake Willis Phase 2
●	Altis Grand at Suncoast
●	Altis Blue Lake
●	Altis Santa Barbara
●	Altis Grand Kendall
●	Altis Twin Lakes
●	Altis Grand Bay
●	The Park at Delray
●	The Park at Lakeland
●	The Park at Davie

As further described below under Unconsolidated VIEs, although the Company consolidates the managing member of the various real estate joint ventures sponsored by Altman Living and by Altman Logistics, the Company has determined that, other than with respect to the Altis Grand Kendall joint venture, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. However, with respect to the Altis Grand Kendall and Altis Grand Bay joint ventures, the Company determined that the ventures are VIEs in which the managing member is the primary beneficiary, as the managing member of the Altis Grand Kendall and Altis Grand Bay joint ventures have the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altis Grand Kendall and Altis Grand Bay joint ventures.

Altman Living Guaranty

In 2018, Altman and Mr. Altman formed Altman Living Guaranty (formerly known as ABBX Guaranty, LLC), a joint venture that provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by Altman Living. Under the terms of the operating agreement of Altman Living Guaranty, Altman and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that Altman Living Guaranty is no longer providing guarantees related to such development joint ventures, it is expected that Altman will acquire Mr. Altman’s equity interest in Altman Living Guaranty based on his then outstanding capital in Altman Living Guaranty. Prior to the Acquisition Date, the Company previously determined that Altman Living Guaranty was a VIE in which Altman was not the primary beneficiary based on the fact that Altman and Mr. Altman share decision-making authority for all significant operating and financing decisions related to Altman Living Guaranty. As a result, the Company previously accounted for its investment in Altman Living Guaranty using the equity method of accounting. As a result of the acquisition of Altman Living, Altman reevaluated its investment in Altman Living Guaranty and determined that, as of and subsequent to the Acquisition Date, (i) Altman Living Guaranty is still a VIE and (ii) Altman and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of Altman Living Guaranty. Further, based on the Company's analysis of the facts and circumstances, the Company determined that Altman is the primary beneficiary of Altman Living Guaranty as of and subsequent to the Acquisition Date as it is the member of the related party group whose activities are most closely associated with Altman Living Guaranty. Accordingly, as of and subsequent to the Acquisition Date, the Company consolidates Altman Living Guaranty in its consolidated financial statements. See Note 14 for additional information regarding Altman Living Guaranty’s guarantees.

Altman Management

Altman Management ("AMC"), historically provided property management services pursuant to property management agreements to the owners of multifamily apartment communities, including real estate joint ventures sponsored by Altman Living, affiliates of Altman Living (including joint ventures in which Mr. Altman is an investor), and unrelated third parties. In March 2023, Altman Living amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner. Altman Living currently continues to serve as the managing member of AMC, but major decisions require the approval of both parties. However, once the parties resolve certain ongoing matters related to the formation of the joint venture, RAM will serve as the managing member of AMC, although any major decisions will continue to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties has thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time which would result in RAM transferring its ownership interests in AMC back to Altman Living and result in Altman Living once again being the sole owner of AMC. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that Altman Living is the primary beneficiary of AMC, as Altman Living is currently the managing member and, once RAM succeeds to the position of managing member of the joint venture, Altman Living has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognizes a noncontrolling interest related to RAM’s equity interest in AMC.

Altis Grand Bay

In January 2024, Altman, through various consolidated subsidiaries, formed 11240 Biscayne Manager, LLC (the “Altis Grand Bay Manager joint venture”), a joint venture formed with third party investors in which a consolidated subsidiary of Altman serves as the managing member. Upon the formation of the Altis Grand Bay Manager joint venture, an affiliate of Altman assigned a purchase and sale agreement for the acquisition of land in Miami, Florida to the joint venture. The Altis Grand Bay Manager joint venture will initially be responsible for incurring predevelopment costs related to the potential acquisition of the land relating to the development of a 336 unit multifamily apartment community in Miami, Florida and for obtaining equity and debt financing for the potential development of the community. After obtaining entitlements and sourcing development financing, the joint venture currently expects to form a joint venture with other third party investors to acquire and develop the land in which the Altis Grand Bay Manager joint venture will serve as the managing member. Altman owns 50% of the membership interests in the Altis Grand Bay Manager joint venture, and the remaining interests are owned by third party investors. The Company evaluated its investment in the Altis Grand Bay Manager joint venture and determined that the joint venture is a VIE and that Altman is the primary beneficiary. The Company’s conclusion that Altman is the primary beneficiary of the Altis Grand Bay Manager joint venture is based on its determination that Altman has the power to direct the activities of the joint venture that most significantly impact its economic performance. As a result, the Company consolidates the Altis Grand Bay Manager joint venture.

The Park at Lakeland and The Park at Davie

In  January 2024, Altman Logistics formed The Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and assigned a contract to acquire approximately 22.5 acres of land in Lakeland, Florida to the joint venture for the purpose of developing a logistics facility. In connection with the formation of the joint venture, Altman Logistics initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In March 2024, the joint venture acquired the land expected to be developed into The Park at Lakeland, and Altman Logistics has continued to contribute capital to the administrative managing member for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in The Park at Lakeland joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, Altman Logistics and FRP will recapitalize the joint venture, with Altman Logistics subsequently owning a 10% membership interest in the venture and FRP owning the remaining 90% membership interest in the joint venture. However, pursuant to the terms of the operating agreement for The Park at Lakeland joint venture, Altman Logistics, as the administrative managing member, will then be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

In March 2024, Altman Logistics formed The Park at Davie joint venture, a joint venture with affiliates of FRP, for the purpose of acquiring approximately 11.3 acres of land in Davie, Florida and developing a logistics facility. In connection with the formation of the joint venture, Altman Logistics initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into The Park at Davie and, in connection with the acquisition, Altman Logistics contributed $11.9 million of capital to the administrative managing member for investment in the joint venture for land acquisition costs and predevelopment expenditures based on its 50% membership interest in The Park at Davie joint venture. Pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and the commencement of vertical construction of the logistics facility, Altman Logistics and FRP will recapitalize the joint venture resulting in Altman Logistics subsequently owning a 20% membership interest in the venture and FRP owning the remaining 80% membership interest in the joint venture. Pursuant to the terms of the operating agreement, Altman Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon FRP receiving a specified return on its contributed capital.

The Company evaluated its investments in the managing members of The Park at Lakeland and The Park at Davie joint ventures and determined that the managing members are VIEs and that Altman Logistics is the primary beneficiary. The Company then evaluated the managing members' investments in each of The Park at Lakeland and The Park at Davie joint ventures and determined that the joint ventures are VIEs and that the managing members are not the primary beneficiaries. The Company’s conclusion that the managing members are not the primary beneficiary of The Park at Lakeland and The Park at Davie joint ventures is based on the determination that the managing member of each joint venture does not have the power to direct the activities of the respective joint venture that most significantly affect its economic performance. In particular, while the managing member is the day-to-day operating manager of each joint venture, the other member has substantive participating rights with respect to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the managing members, and the managing members account for their investment in the underlying The Park at Lakeland and The Park at Davie joint ventures under the equity method of accounting.

Apex Logistics at Parsippany

In October 2024, Altman Logistics formed Apex Logistics at Parsippany joint venture, a joint venture with Fox DHS Ventures, LLC ("DHS"), and the joint venture purchased 10.5 acres of land in Parsippany, New Jersey for the purpose of developing a logistics facility. In connection with the formation of the joint venture, Altman Logistics initially invested $1.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds and $0.2 million of contributions from certain affiliated investors in exchange for an 11% interest in Apex Logistics at Parsippany joint venture. The joint venture intends to obtain debt financing and commence construction of the logistics facility during the fourth quarter of 2024. Pursuant to the terms of the operating agreement for the joint venture, the administrative managing member will be entitled to receive 11% of the joint venture distributions until the administrative managing member and DHS receives their aggregate capital contributions. Thereafter, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon DHS receiving a specified return on its contributed capital.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of September 30, 2024 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate	Altman Living
	Joint Ventures (1)	Guaranty	AMC	Total
Cash	$2,597	—	88	2,685
Restricted cash	—	10,130	—	10,130
Trade accounts receivable, net	—	—	436	436
Real estate	99,128	—	—	99,128
Investment in and advances to unconsolidated real estate joint ventures	60,008	—	—	60,008
Other assets	357	—	296	653
Total assets	$162,090	10,130	820	173,040
Accounts payable	91	—	39	130
Accrued expenses	449	—	185	634
Other liabilities	—	—	65	65
Notes payable and other borrowings	59,953	—	—	59,953
Total liabilities	$60,493	—	289	60,782
Noncontrolling interest	$57,039	5,065	96	62,200

The assets and liabilities of the Company's consolidated VIEs as of December 31, 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate	Altman Living
	Joint Ventures (1)	Guaranty	AMC	Total
Cash	$4,045	—	476	4,521
Restricted cash	—	10,089	—	10,089
Trade accounts receivable, net	—	—	385	385
Real estate	64,055	—	—	64,055
Investment in and advances to unconsolidated real estate joint ventures	39,821	—	—	39,821
Other assets	698	—	292	990
Total assets	$108,619	10,089	1,153	119,861
Accounts payable	—	—	16	16
Accrued expenses	140	9	200	349
Other liabilities	—	—	1,833	1,833
Notes payable and other borrowings	27,321	—	—	27,321
Total liabilities	$27,461	9	2,049	29,519
Noncontrolling interest	$54,707	5,045	137	59,889

(1)	Represents the aggregate assets, liabilities, and noncontrolling interests of the consolidated real estate joint ventures sponsored by Altman Living or Altman Logistics, as described above. These real estate joint ventures have similar economic characteristics, financing arrangements, and organizational structures.

The assets held by the consolidated VIEs in the above tables are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above table are generally non-recourse to BBX Capital and its other subsidiaries. Further, guarantees issued by Altman Living Guaranty or Altman Logistics Guaranty are limited to the assets of  these respective companies and are generally non-recourse to BBX Capital and its other subsidiaries.

Unconsolidated VIEs

As of September 30, 2024, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master planned for sale housing communities.

As a result of the consolidation of the managing members of various real estate joint ventures sponsored by Altman Living and by Altman Logistics, the Company’s unconsolidated real estate joint ventures as of September 30, 2024 and December 31, 2023 include the managing members’ investments in the underlying real estate joint ventures where the Company has concluded that the managing members do not consolidate the applicable underlying joint ventures.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,		December 31,
	2024	Ownership (1)	2023	Ownership (1)
Altis Grand Central	$589	1.49%	636	1.49%
Altis Lake Willis Phase 1	7,432	1.68	7,126	1.68
Altis Lake Willis Phase 2	3,466	5.10	3,398	5.10
Altis Grand at Suncoast	11,309	12.31	12,195	12.31
Altis Blue Lake	4,945	1.68	4,736	1.68
Altis Santa Barbara	8,550	5.10	6,425	5.10
Altis Twin Lakes	6,545	11.39	3,961	11.39
The Park at Delray	2,924	10.00	2,800	10.00
The Park at Lakeland	1,971	50.00	—	—
The Park at Davie	12,866	50.00	—	—
Marbella	1,037	70.00	1,043	70.00
The Main Las Olas	—	3.41	479	3.41
Sky Cove	118	26.25	118	26.25
Sky Cove South	172	26.25	1,001	26.25
Other	134		158
Total	$62,058		44,076

(1)

The Company’s ownership percentage in each real estate joint venture represents Altman's percentage of the contributed capital in each venture, excluding amounts attributable to noncontrolling interests. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions until certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

See Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2023 included in the 2023 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

BBX Capital's aggregate maximum loss exposure in unconsolidated VIEs, which includes joint ventures sponsored by Altman Living and by Altman Logistics, is the amount of its equity investment in these entities and the assets of Altman Living Guaranty and Altman Logistics Guaranty as of September 30, 2024, in the aggregate amount of $82.1 million, which reflects the carrying amount of the Company's investments in these joint ventures and the restricted cash held by Altman Living Guaranty and Altman Logistics Guaranty, as further described in Note 14.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $17.4 million as of September 30, 2024. This includes (i) a $16.8 million adjustment to recognize certain investments in unconsolidated joint ventures sponsored by Altman Living at their estimated fair values upon the Company's consolidation of the managing members of such joint ventures as of the Acquisition Date and (ii) $1.6 million of interest capitalized by the Company relating to such joint ventures, partially offset by (i) a $0.5 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures and (ii) a $0.5 million reduction in the carrying amount of certain investments relating to the elimination of general contractor and development management fees earned by Altman Living or Altman Logistics, as applicable, and recognized as revenues by the Company but are capitalized by the underlying development joint ventures. Based on the facts and circumstances of the agreements between Altman Living or Altman Logistics, as applicable, and the joint ventures, the Company has determined that the transactions with the ventures are consistent with arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts, as applicable, are eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the three months ended September 30, 2024 and 2023, the Company eliminated $2.4 million and $3.4 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $2.3 million and $3.5 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures. During the nine months ended September 30, 2024 and 2023, the Company eliminated $6.8 million and $10.5 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $6.8 million and $10.2 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

The Main Las Olas

As of December 31, 2023, Altman had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-use project in downtown Fort Lauderdale, Florida comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. During the nine months ended September 30, 2024, The Main Las Olas joint venture sold its ownership interest in the residential tower and a portion of the ground floor retail. As a result, Altman received aggregate cash distributions of $2.1 million from The Main Las Olas joint venture and recognized $1.6 million of equity earnings from the venture during the during the three and nine months ended September 30, 2024.

Summarized Financial Information of Sky Cove South Unconsolidated Real Estate Joint Venture

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Sky Cove South joint venture (in thousands):

	September 30,	December 31,
	2024	2023
Assets
Cash	$2,439	5,063
Real estate inventory	—	2,840
Other assets	2	16
Total assets	$2,441	7,919
Liabilities and Equity
Notes payable	$—	—
Other liabilities	1,380	1,739
Total liabilities	1,380	1,739
Total equity	1,061	6,180
Total liabilities and equity	$2,441	7,919

	For the Three Months Ended
	September 30,
	2024	2023
Total revenues	$1,880	19,766
Cost of real estate inventory sold	(949)	(14,745)
Other expenses	(605)	(311)
Net earnings	326	4,710
Equity in net earnings of unconsolidated real estate joint venture - Sky Cove South	$56	739

7. Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid assets	$6,426	9,509
Equity investments - cost method	2,374	2,439
Loans receivable	2,112	2,176
Interest rate cap	357	697
Certificate of deposit (1)	5,143	—
Receivables from related parties	1,982	2,209
Other	3,291	2,561
Total other assets	$21,685	19,591

(1)  The certificate of deposit has an original term of six months bears interest at a rate of 5.75%, and it has a current maturity date of January 5, 2025.

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

Loans Receivable

The Company has investments in portfolios of residential loans collateralized by mortgages serviced by financial institutions. The following table presents the carrying value of the Company’s loans receivable by loan type (in thousands):

	September 30,	December 31,
	2024	2023
First mortgage residential loans	$1,942	2,005
Second mortgage residential loans	170	171
Total residential loans	$2,112	2,176

As of September 30, 2024 and December 31, 2023, $1.5 million of the loans receivable were greater than 90 days past due, and as of September 30, 2024, $1.3 million of the loans receivable were in the process of foreclosure. The Company recognizes interest income on loans receivable on a cash basis as the residential loans are collateral dependent.

Pursuant to the servicing agreements for these loans, the financial institutions are required to advance principal and interest on delinquent loans to the Company up to the collateral value of the delinquent loans as determined by the financial institutions. Included in other liabilities as of each of September 30, 2024 and December 2023 was $2.2 million of principal and interest advances from financial institutions relating to delinquent loans.

Interest Rate Cap

The Altis Grand Kendall joint venture entered into an interest rate cap contract as an economic hedge for which hedge accounting was not elected, and the changes in the fair value of the interest rate cap are recognized in other income in the Company’s statements of operations and comprehensive loss.

8. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2024			December 31, 2023
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$—	—	—	$143	2.40 - 3.75%	(1)
TD Bank Credit Facility	15,738	7.99%	39,639	24,950	12.83%	(2)
Regions Bank Revolving Line of Credit	4,996	6.50%	(3)	4,716	7.00%	(3)
First Horizon Bank Revolving Line of Credit (5)	4,550	8.50%	(4)	2,750	9.00%	(4)
Comerica Letters of Credit (6)(7)	800	N/A	—	800	N/A	—
TD Bank Construction Loan (6)	59,953	7.59%	97,101	27,321	7.59%	64,055
Other	241	7.59%	—	241	7.59%	—
Unamortized debt issuance costs	(51)			(116)
Total notes payable and other borrowings	$86,227			$60,805

(1)	As of December 31, 2023, pledged assets consisted of 6 lots in Phase 3 of the Beacon Lake Community Development.
(2)	As of December 31, 2023, the collateral was a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)

The collateral consists of $7.7 million and $5.9 million of cash and cash equivalents held by Altman that is included in restricted cash in the Company's statement of financial condition as of September 30, 2024 and December 31, 2023, respectively.

(4)	The collateral is a blanket lien on BBX Sweet Holdings' assets.
(5)	BBX Capital is the guarantor of the line of credit.
(6)	Altman Living Guaranty is the guarantor of the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

See Note 13 to the Company’s consolidated financial statements included in the 2023 Annual Report for additional information regarding the above listed notes payable and other borrowings.

There were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the nine months ended September 30, 2024 other than the amendments and modifications described below.

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

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, Altman agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance of the term loan portion of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated credit facility. In September 2024, based on Renin's operating results for the month of August 2024, BBX Capital made a $0.5 million capital contribution to Renin to cure potential noncompliance with the operating results financial covenant under the facility. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to obtain a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated credit facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital no longer has pledged its ownership interests in Renin to TD Bank. Going forward, BBX Capital's management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of September 30, 2024, Renin had excess availability of approximately $6.7 million under the revolving line of credit based on its eligible collateral and availability under the credit facility of $3.7 million due to the minimum excess availability requirement of $3.0 million, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank Credit Facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Comerica Letter of Credit Facility - Altman Living LOC Facility

Altman Living has a credit facility with Comerica Bank (the “Altman Living LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of Altman Living up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman Living LOC Facility requires Altman Living to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The facility was scheduled to expire in April 2024; however, in March 2024, the Altman Living LOC Facility was amended to extend the expiration date to April 2026. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman Living LOC Facility is guaranteed by Altman Living Guaranty and contains various financial and reporting covenants, including a minimum liquidity requirement for Altman Living Guaranty as guarantor under the facility. As of September 30, 2024, Altman Living had one letter of credit outstanding with an aggregate balance of $0.8 million.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provided for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent of the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, Altman has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility.

The Company was in compliance with the financial covenants under all of its credit facilities as of September 30, 2024.

9. Common Stock

BBX Capital has two classes of common stock. Holders of BBX Capital’s Class A Common Stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of BBX Capital’s Class A and Class B Common Stock. BBX Capital’s Class B Common Stock represents the remaining 78% of the combined vote. As of September 30, 2024, the percentage of total common equity represented by the Class A and Class B Common Stock was 73% and 27%, respectively. BBX Capital’s Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

BBX Capital 2021 Incentive Plan (“2021 Plan”)

As of September 30, 2024, BBX Capital had 876,608 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively, compared to 465,789 and 68,343 of outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock, respectively, at December 31, 2023. As of September 30, 2024, the unrecognized compensation expense associated with the outstanding unvested restricted shares was $3.8 million, and the weighted average remaining service period for the outstanding unvested restricted shares is 20 months. As of September 30, 2024, there were 1,054,746 and 94,971 shares of Class A Common Stock and Class B Common Stock available to be issued as awards under the 2021 Plan, which includes an additional 750,000 shares of Class A Common Stock approved for issuance under the 2021 Plan at BBX Capital's annual meeting of shareholders on May 21, 2024.

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

On October 1, 2024, 464,808 shares of Class A Common Stock and 68,343 shares of Class B Common Stock vested at a fair value of $3.7 million and $0.5 million, respectively, based on the fair value of BBX Capital's Class A Common Stock and Class B Common Stock as of September 30, 2024. In October 2024, award recipients surrendered a total of  97,931 shares of Class A Common Stock to BBX Capital to satisfy a tax withholding obligation of $0.8 million associated with the vesting. The Company retired the surrendered shares.

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

During the nine months ended September 30, 2024, BBX Capital repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share under the share repurchase program in a privately negotiated transaction. BBX Capital did not repurchase any shares under the share repurchase program during the three and nine months ended September 30, 2023. As of September 30, 2024, BBX Capital had authority under the share repurchase program to purchase an additional $9.6 million of shares of its Class A and Class B Common Stock.

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time
Trade sales - wholesale	$24,725	27,952	78,332	87,091
Trade sales - retail	32,811	33,510	93,616	99,288
Sales of real estate inventory	190	2,712	2,143	8,929
Total revenue recognized at a point in time	57,726	64,174	174,091	195,308
Revenue recognized over time
Construction contract revenue	15,198	29,067	46,602	90,678
Real estate development management fees	831	4,040	2,654	6,578
Real estate property management fees	1,156	962	3,333	2,671
Lease income, net	87	—	189	—
Total revenue recognized over time	17,272	34,069	52,778	99,927
Revenue from customers	74,998	98,243	226,869	295,235
Interest income	1,827	2,545	5,790	6,736
Net gain on sales of real estate assets	1,497	2,271	1,497	2,210
Other revenue	126	280	481	939
Total revenues	$78,448	103,339	234,637	305,120

Lease income, net represents income from operating leases from customers of the Altis Kendall joint venture which is consolidated in the Company's financial statements.  Substantially all of the operating leases have terms of twelve months and lease income is net of discounts and concessions.

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	September 30,	December 31,
Contract Assets	2024	2023
Contingent purchase price receivable due from homebuilders	$2,040	10,044
Cost and estimated earnings in excess of billings on uncompleted contracts	1,412	1,031
Retainage receivable	3,546	14,651
Uninstalled materials and deposits to purchase materials	3,332	5,073
Total contract assets	$10,330	30,799
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,355	10,733
Retainage payable	13,248	16,859
Contingent purchase price due to homebuilder	—	625
Other	417	424
Total contract liabilities	$19,020	28,641

Contract Assets

Contingent purchase price receivables represent estimated variable consideration related to the contingent purchase price due from homebuilders in connection with the sale of real estate inventory to homebuilders at Altman’s Beacon Lake Community Development. A contingent purchase price receivable and revenue from the sale of real estate inventory is recognized at the closing of the lot sale with the homebuilder. The contingent purchase price receivable is reversed when Altman receives payment from the homebuilder upon the closing of the sale of the home by the homebuilder. The timing of the receipt of the payment from the homebuilders has historically been approximately six months to two years subsequent to the closing of the sale of the lot to the homebuilder.

Cost and estimated earnings in excess of billings on uncompleted construction or development contracts represent revenues recognized in excess of amounts billed to customers. The amount represents work performed by Altman and not yet billed to the customer in accordance with the terms of the contract with the customer. The amount reverses when the customer is billed, which is generally on a monthly basis.

Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. Altman estimates that $0.7 million and $2.8 million of the retainage receivable as of September 30, 2024 will be received during the years ended December 31, 2024 and 2025, respectively.

Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts represent the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. The amounts are reversed when the work is performed by Altman. The billings in excess of costs and estimated earnings as of June 30, 2024 of $6.3 million was recognized in revenue during the three months ended September 30, 2024, and the billings in excess of costs and estimated earnings as of December 31, 2023 of $10.7 million was recognized in revenue during the nine months ended September 30, 2024.

Retainage payable represents amounts withheld by the Company that are payable to subcontractors when certain milestones are reached or when the contract is completed.

The contingent purchase price due to a homebuilder was variable consideration recognition in connection with the sale of real estate inventory at the Beacon Lake Community Development to the homebuilder. The amount was reversed when Altman paid the homebuilder.

Concentration of Revenues with Major Customers

During the three and nine months ended September 30, 2024, Renin’s total revenues included $14.6 million and $46.8 million, respectively, of trade sales to three major customers and their affiliates and $9.3 million and $29.3 million, respectively, of revenues generated outside the United States. Revenues from each of the three major customers were $3.5 million, $4.1 million, and $7.0 million for the three months ended September 30, 2024, which represented 4.5%, 5.3%, and 8.9% of the Company’s total revenues for the three months ended September 30, 2024. Revenues from each of the three major customers were $11.4 million, $14.0 million, and $21.4 million for the nine months ended September 30, 2024, which represented 4.8%, 6.0%, and 9.1% of the Company’s total revenues for the nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company generated $9.9 million and $30.9 million of revenues in Canada.

During the three and nine months ended September 30, 2024, seven real estate development projects in which the Company holds investments accounted for as unconsolidated VIEs accounted for approximately 20.4% and 21.0% of the Company's total revenues. During the three and nine months ended September 30, 2023, six of such investments accounted for approximately 32.0% and 31.9%, respectively, of the Company’s total revenues.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was 16% and 18% and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

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

BVH's federal tax filings, as well as certain of its state filings, covering tax periods prior to and including the spin-off of the Company from BVH are under examination, and such examinations include an audit of the Company and its subsidiaries. The Company has received requests for information in connection with at least one of these audits and has provided the requested information. While there is no assurance as to the results of these audits, no material adjustments are currently anticipated in connection with these examinations.

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

The table below sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic loss per share
Numerator:
Net loss	$(10,690)	(6,535)	(33,151)	(6,407)
Net loss (income) attributable to noncontrolling interests	780	(1,290)	226	(1,516)
Net loss available to shareholders	$(9,910)	(7,825)	(32,925)	(7,923)
Denominator:
Basic weighted average number of common shares outstanding	13,396	14,354	13,618	14,354
Basic loss per share	$(0.74)	(0.55)	(2.42)	(0.55)
Diluted loss per share
Numerator:
Net loss available to shareholders	$(9,910)	(7,825)	(32,925)	(7,923)
Allocation of income to options on noncontrolling interests in real estate joint ventures	—	(115)	—	(112)
Diluted net loss available to shareholders	$(9,910)	(7,940)	(32,925)	(8,035)
Denominator:
Basic weighted average number of common shares outstanding	13,396	14,354	13,618	14,354
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average number of common shares outstanding	13,396	14,354	13,618	14,354
Diluted loss per share	$(0.74)	(0.55)	(2.42)	(0.56)

During the three and nine months ended September 30, 2024, 944,951 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the three and nine months ended September 30, 2023, 930,614 of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share.

13. Noncontrolling Interests

Redeemable Noncontrolling Interest

Altman Living Guaranty

As of September 30, 2024 and December 31, 2023, the Company’s consolidated statement of financial condition included a redeemable noncontrolling interest of $5.1 million and $5.0 million, respectively, related to a redeemable noncontrolling interest owned by Mr. Altman in Altman Living Guaranty. Altman and Mr. Altman each own 50% of Altman Living Guaranty, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

IT'SUGAR

During the three and nine months ended September 30, 2023, the Company’s consolidated statements of operation and comprehensive (loss) income included an allocation of losses to redeemable noncontrolling interest associated with IT’SUGAR. Through August 2023, the Company owned over 90% of IT’SUGAR’s Class B Units, while the remaining Class B Units were redeemable noncontrolling interests that were held by an executive officer of IT’SUGAR and were redeemable for cash at the holder’s option upon contingent events outside of the Company’s control. In August 2023, the Company acquired the remaining Class B Units from the executive officer, and IT’SUGAR became a wholly-owned subsidiary of the Company.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Consolidated real estate VIEs	$57,039	54,707
AMC	96	138
Restaurant	97	123
Total other noncontrolling interests	$57,232	54,968

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
IT'SUGAR	$—	108	—	(63)
Altman Living Guaranty	65	65	194	153
Consolidated real estate VIEs	(992)	1,164	(827)	1,372
AMC	170	—	377	—
Restaurant	(23)	(47)	30	54
Net (loss) income attributable to noncontrolling interests	$(780)	1,290	(226)	1,516

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of September 30, 2024.

Other Commitments and Guarantees

BBX Capital has guaranteed certain obligations of its subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease executed by Renin which expires in November 2029 with respect to base rents in the aggregate of $6.0 million, as well as common area costs, under the lease.
●

BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations. Although BBX Capital is not a guarantor of Renin’s TD Bank Credit Facility, if Renin does not maintain a minimum amount of excess availability as required under the terms of the facility and BBX Capital does not contribute capital to Renin in order for Renin to maintain such minimum amount, TD Bank can declare Renin in default and foreclose on the collateral for the loan.

●

As described in Note 6, Altman Living Guaranty is a consolidated VIE which provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by Altman Living. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that Altman Living Guaranty could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. Altman Living Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of September 30, 2024, Altman Living Guaranty had $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of September 30, 2024, as Altman Living Guaranty must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of  September 30, 2024 and December 31, 2023, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by Altman Living Guaranty or affiliates of Altman Living that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of Altman Living, the managing member of development joint ventures originated by Altman Living, and Altman Living Guaranty, the construction completion guarantees reflect guarantees of Altman Living's own performance as the developer of such communities.

●

Altman Logistics established Altman Logistics Guaranty in 2023 to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by Altman Logistics, as well as construction completion and cost overrun guarantees to the applicable real estate joint ventures. Altman Logistics has contributed $10.0 million of cash equivalents to Altman Logistics Guaranty, and this amount is included in restricted cash in the Company’s condensed consolidated statement of financial condition as of September 30, 2024. Altman Logistics Guaranty issued guarantees to a third party lender in April 2024 in connection with The Park at Delray joint venture closing on debt financing for the first phase of its development project, including a repayment guarantee, and the maximum amount of future payments that Altman Logistics Guaranty could be required to make under the repayment guarantee is $31.3 million on aggregate joint venture indebtedness of $31.3 million. Altman Logistics Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. Altman Logistics Guaranty also provides construction completion and cost overrun guarantees to the joint ventures sponsored by Altman Logistics, including The Park at Delray, The Park at Lakeland, and The Park at Davie joint ventures. Under the terms of the guarantees, Altman Logistics Guaranty is required to maintain a net worth of not less than $10.0 million. As of September 30, 2024, the Company had not recognized a liability in its statements of financial condition for the repayment guarantee related to The Park at Delray joint venture’s indebtedness as the Company believes that the estimated fair value of the guaranty is nominal at the current time based on various factors, including the collateral value securing the loan, the status of the applicable development project, current expectations regarding the probability of payments being made pursuant to such guarantee, and the prior history of payments made on repayments guarantees issued by the Company, including Altman Living Guaranty and affiliates of Altman Living that previously provided such guarantees. In the context of the Company’s consolidated financial statements, which include the financial statements of Altman Logistics, the managing member of the joint ventures, and Altman Logistics Guaranty, the construction completion and cost overrun guarantees reflect guarantees of Altman Logistics’ own performance as the developer and managing member of the joint ventures.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2024	2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$93,366	93,366	93,366	—	—
Restricted cash	30,005	30,005	30,005	—	—
Securities available for sale	8,256	8,256	7,421	835	—
Certificate of deposit	5,143	5,145	—	5,145	—
Interest rate caps	357	357	—	357	—
Financial liabilities:
Notes payable and other borrowings	86,227	86,137	—	—	86,137

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,277	90,277	90,277	—	—
Restricted cash	21,307	21,307	21,307	—	—
Securities available for sale	44,576	44,576	43,751	825	—
Note receivable from BVH	35,000	35,000	—	—	35,000
Interest rate caps	697	697	—	697	—
Financial liabilities:
Notes payable and other borrowings	60,805	60,771	—	—	60,771

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

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of September 30, 2024 and December 31, 2023. The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of the Abdo Companies, Inc. During the three and nine months ended September 30, 2024,the Company paid the Abdo Companies, Inc. approximately $44,000 and $131,000, respectively, for certain management services and rent. During the three and nine months ended September 30, 2023, the Company paid the Abdo Companies, Inc. approximately $44,000 and $135,000, respectively, for certain management services and rent. During each of the three and nine months ended September 30, 2024, the Company provided Mr. Abdo certain administrative services for which Mr. Abdo reimbursed the Company, at cost, $29,000 and $62,000, respectively.

During each of the three and nine months ended September 30, 2024, the Company provided Mr. Alan B. Levan certain administrative services, and Mr. Alan Levan reimbursed the Company, at cost, $36,000 and $79,000, respectively, for such services.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member as well as certain other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's condensed consolidated statement of operations and comprehensive income from these entities during the three and nine months ended September 30, 2024 were $1.2 million and $3.7 million, respectively, and during the three and nine months ended September 30, 2023 were $1.2 million and $4.5 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $15.2 million and $46.6 million, respectively, of revenue for these services during the three and nine months ended September 30, 2024 and $29.1 million and $90.7 million, respectively, during the three and nine months ended September 30, 2023. Included in the Company's statement of financial condition as of September 30, 2024 and December 31, 2023 was $15.3 million, $8.3 million and $18.6 million, respectively, and $13.5 million, $20.8 million and $28.6 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

Certain of the Company's executive officers (i) have made investments with their personal funds as non-managing members in the Altis Grand Kendall joint venture that is consolidated in the Company's financial statements and (ii) may in the future make similar investments as non-managing members in real estate joint ventures sponsored by Altman Living. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which Altman will be entitled as the managing member. With respect to the Altis Grand Kendall joint venture that is consolidated in the Company’s financial statements, the investments held by the executive officers are reflected as noncontrolling interests in the Company’s condensed consolidated statement of financial position. However, the accounting for any such investments in future projects will depend on whether the managing member entity of such projects consolidates the underlying real estate joint venture. In addition, pursuant to the terms of their employment agreements, two executive officers of Altman Living have previously invested their personal funds in the managing member of real estate joint ventures sponsored by Altman Living, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

Altman Living and Altman Logistics have each established a separate employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by Altman Living or Altman Logistics, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by Altman Living or Altman Logistics, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures held by employees that are funded by loans provided by Altman Living or Altman Logistics that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024, and $0.4 million and $0.7 million, respectively, for the same 2023 periods, and the unrecognized compensation expense related to these awards was $1.1 million as of September 30, 2024.

Upon the consummation of the spin-off of the Company from BVH, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement. Upon the acquisition of BVH by HGV in January 2024, these agreements were terminated. Although the Company temporarily provided certain transition services related to risk management to BVH and HGV following the termination of the Transition Services Agreement, the Company is no longer providing such risk management advisory services to BVH or HGV.

During the three and nine months ended September 30, 2024, the Company recognized $0 and $0.4 million, respectively, of income for providing office space, risk management, and management advisory services to BVH, including income related to temporary transition services provided to BVH and HGV subsequent to the acquisition of BVH by HGV in January 2024. During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.5 million, respectively, of income for providing office space, risk management, and management advisory services to BVH. The amounts paid or reimbursed were based on an allocation of the actual cost of providing the services or space. The amount receivable from BVH related to such services was $0 and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

In connection with the spin-off of the Company, BVH issued a $75.0 million note payable to BBX Capital that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were to become due and payable on September 30, 2025 or earlier upon certain other events. In  December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. In connection with the acquisition of BVH by HGV, the $35.0 million outstanding balance of the note payable owed to the Company was repaid in full. Included in interest income in the Company’s consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2023 was $0.5 million and $1.9 million, respectively, relating to accrued interest on the note receivable from BVH, compared to $0 and $0.1 million during the three and nine months ended September 30, 2024, respectively.

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

The Company’s three reportable segments are its principal holdings: Altman, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s principal investments.

The amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the note receivable from BVH for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2024 (in thousands):

Revenues:	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	34,416	21,963	1,157	—	57,536
Sales of real estate inventory	190	—	—	—	—	190
Revenue from construction contracts	15,198	—	—	—	—	15,198
Real estate development and property management fees	1,987	—	—	—	—	1,987
Interest income	1,746	—	—	—	81	1,827
Net gains on sales of real estate assets	1,497	—	—	—	—	1,497
Lease income, net	87	—	—	—	—	87
Other revenue	3	110	—	222	(209)	126
Total revenues	20,708	34,526	21,963	1,379	(128)	78,448
Costs and expenses:
Cost of trade sales	—	20,222	18,958	424	(1)	39,603
Cost of revenue from construction contracts	15,384	—	—	—	—	15,384
Interest expense	133	599	519	1	(566)	686
Recoveries from loan losses, net	(220)	—	—	—	—	(220)
Impairment losses	11	—	—	—	—	11
Selling, general and administrative expenses	7,333	15,494	3,106	1,384	6,930	34,247
Total costs and expenses	22,641	36,315	22,583	1,809	6,363	89,711
Operating losses	(1,933)	(1,789)	(620)	(430)	(6,491)	(11,263)
Equity in net losses of unconsolidated real estate joint ventures	(621)	—	—	—	—	(621)
Other (expense) income	(468)	21	—	5	23	(419)
Foreign exchange loss	—	(58)	(351)	—	—	(409)
Loss before income taxes	$(3,022)	(1,826)	(971)	(425)	(6,468)	(12,712)
Total assets	$362,678	167,081	75,680	4,339	32,318	642,096
Expenditures for property and equipment	$126	994	(72)	-	1	1,049
Depreciation and amortization	$17	1,977	796	36	103	2,929
Debt accretion and amortization	$—	(14)	(163)	—	—	(177)
Cash and cash equivalents	$58,230	1,866	—	559	32,711	93,366
Real estate equity method investments	$62,058	—	—	—	—	62,058
Goodwill	$31,233	14,274	4,140	—	—	49,647
Notes payable and other borrowings	$60,753	27,242	15,687	—	(17,455)	86,227

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2023 (in thousands):

	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	35,822	24,391	1,251	(2)	61,462
Sales of real estate inventory	2,712	—	—	—	—	2,712
Revenue from construction contracts	29,067	—	—	—	—	29,067
Real estate development and management fees	5,002	—	—	—	—	5,002
Interest income	1,973	—	—	—	572	2,545
Net gains on sales of real estate assets	2,271	—	—	—	—	2,271
Other revenue	51	—	—	452	(223)	280
Total revenues	41,076	35,822	24,391	1,703	347	103,339
Costs and expenses:
Cost of trade sales	—	23,234	21,569	506	(2)	45,307
Cost of real estate inventory sold	570	—	—	—	—	570
Cost of revenue from construction contracts	31,945	—	—	—	—	31,945
Interest expense	28	382	1,229	1	(830)	810
Recoveries from loan losses, net	(177)	—	—	—	—	(177)
Impairment losses	—	349	—	—	—	349
Selling, general and administrative expenses	7,337	14,208	3,496	2,252	6,827	34,120
Total costs and expenses	39,703	38,173	26,294	2,759	5,995	112,924
Operating income (losses)	1,373	(2,351)	(1,903)	(1,056)	(5,648)	(9,585)
Equity in net earnings of unconsolidated real estate joint ventures	2,126	—	—	—	—	2,126
Loss on the consolidation of Altman Living	(2,393)	—	—	—	—	(2,393)
Gain on the consolidation of investment in real estate joint ventures	1,135	—	—	—	—	1,135
Other income (expense)	829	(67)	(1)	6	388	1,155
Foreign exchange gain	—	30	391	—	—	421
Income (loss) before income taxes	$3,070	(2,388)	(1,513)	(1,050)	(5,260)	(7,141)
Total assets	$355,384	169,317	89,298	6,326	60,680	681,005
Expenditures for property and equipment	$48	1,504	273	33	7	1,865
Depreciation and amortization	$(757)	1,984	878	45	107	2,257
Debt accretion and amortization	$19	(11)	(5)	—	—	3
Cash and cash equivalents	$75,121	2,516	613	1,912	22,328	102,490
Real estate equity method investments	$43,610	—	—	—	—	43,610
Goodwill	$31,200	14,274	4,140	—	—	49,614
Notes payable and other borrowings	$7,541	20,416	43,344	21	(26,475)	44,847

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2024 (in thousands):

Revenues:	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	96,552	69,962	5,444	(10)	171,948
Sales of real estate inventory	2,143	—	—	—	—	2,143
Revenue from construction contracts	46,602	—	—	—	—	46,602
Real estate development and property management fees	5,987	—	—	—	—	5,987
Interest income	5,285	—	—	—	505	5,790
Net gain on sales of real estate assets	1,497	—	—	—	—	1,497
Lease income, net	189	—	—	—	—	189
Other revenue	3	110	—	1,007	(639)	481
Total revenues	61,706	96,662	69,962	6,451	(144)	234,637
Costs and expenses:
Cost of trade sales	—	60,664	59,179	1,762	(10)	121,595
Cost of real estate inventory sold	321	—	—	—	—	321
Cost of revenue from construction contracts	51,022	—	—	—	—	51,022
Interest expense	192	1,642	1,921	4	(1,565)	2,194
Recoveries from loan losses, net	(1,044)	—	—	—	—	(1,044)
Impairment losses	229	—	—	—	—	229
Selling, general and administrative expenses	20,148	46,471	10,268	4,980	21,099	102,966
Total costs and expenses	70,868	108,777	71,368	6,746	19,524	277,283
Operating losses	(9,162)	(12,115)	(1,406)	(295)	(19,668)	(42,646)
Equity in net earnings of unconsolidated real estate joint ventures	1,096	—	—	—	—	1,096
Other income	220	667	2	18	108	1,015
Foreign exchange (loss) gain	—	(59)	356	—	—	297
Loss before income taxes	$(7,846)	(11,507)	(1,048)	(277)	(19,560)	(40,238)
Expenditures for property and equipment	$134	4,551	306	8	5	5,004
Depreciation and amortization	$(632)	5,866	2,468	125	309	8,136
Debt accretion and amortization	$5	—	61	—	—	66

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2023 (in thousands):

Revenues:	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Trade sales	$—	103,560	76,711	6,127	(19)	186,379
Sales of real estate inventory	8,929	—	—	—	—	8,929
Revenue from construction contracts	90,678	—	—	—	—	90,678
Real estate development and management fees	9,249	—	—	—	—	9,249
Interest income	6,058	—	—	—	678	6,736
Net gains on sales of real estate assets	2,210	—	—	—	—	2,210
Other revenue	152	—	—	1,341	(554)	939
Total revenues	117,276	103,560	76,711	7,468	105	305,120
Costs and expenses:
Cost of trade sales	—	65,682	69,991	1,987	(19)	137,641
Cost of real estate inventory sold	2,107	—	—	—	—	2,107
Cost of revenue from construction contracts	94,263	—	—	—	—	94,263
Interest expense	74	1,089	3,502	3	(2,423)	2,245
Recoveries from loan losses, net	(3,284)	—	—	—	—	(3,284)
Impairment losses	—	349	—	—	—	349
Selling, general and administrative expenses	19,842	43,966	11,335	6,090	20,910	102,143
Total costs and expenses	113,002	111,086	84,828	8,080	18,468	335,464
Operating income (losses)	4,274	(7,526)	(8,117)	(612)	(18,363)	(30,344)
Equity in net earnings of unconsolidated real estate joint ventures	3,958	—	—	—	—	3,958
Gain on the consolidation of Altman Living	3,802	—	—	—	—	3,802
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—	—	—	12,017
Other income (expense)	1,173	157	(5)	2,268	449	4,042
Foreign exchange loss	—	(2)	(111)	—	—	(113)
Income (loss) before income taxes	$25,224	(7,371)	(8,233)	1,656	(17,914)	(6,638)
Expenditures for property and equipment	$57	9,671	1,014	161	22	10,925
Depreciation and amortization	$(1,563)	6,068	2,623	126	1,252	8,506
Debt accretion and amortization	$72	(22)	(14)	—	—	36

18. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, there were no other subsequent events other than as noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refers to BBX Capital, Inc. and its consolidated subsidiaries, and the term “BBX Capital” refers to BBX Capital, Inc. as a standalone entity. BBX Capital’s principal holdings are The Altman Companies, LLC (“Altman”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). As of September 30, 2024, the Company restructured BBX Capital Real Estate, LLC (“BBX Capital Real Estate”), its real estate division, under the Altman name. As part of the restructuring, BBX Capital Real Estate changed its name to Altman, The Altman Companies, LLC changed its name to Altman Living, LLC, ("Altman Living"), BBX Logistics Properties, LLC changed its name to Altman Logistics Properties LLC ("Altman Logistics"), ABBX Guaranty, LLC changed its name to Altman Living Guaranty, LLC, ("Altman Living Guaranty"), BBX Industrial Guaranty, LLC changed its name to Altman Logistics Guaranty, LLC ("Altman Logistics Guaranty"), and Altman Opportunities Investment, LLC, ("Altman Opportunities") was formed to investment in real estate projects not sponsored by Altman. These changes were made with the goals of leveraging the Altman brand and operating infrastructure across all of the Company’s real estate operations and to simplify communication with current and prospective lenders, joint venture partners, and vendors.

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended 2023 (the “2023 Annual Report”). Risks and uncertainties include risks relating to general competitive, economic, industry, market, geopolitical, and public health issues, including the impact of inflation on our costs and the ability to pass price increases on to our customers, a decline in customer spending or deterioration in consumers’ financial position or confidence, labor shortages or disruptions, increased interest rates, and current inflationary trends. The current inflationary environment has had a negative impact on our margins, including as a result of increased energy and raw material costs. increased insurance costs and increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. The U.S. Federal Reserve recently began reducing its benchmark interest rate. In addition, the U.S. Federal Reserve raised interest rates throughout 2022 and 2023 in response to concerns over inflation and the broader U.S. economy. Further adverse economic conditions, higher interest rates, the pace and magnitude of U.S. Federal Reserve efforts to lower interest rates and geopolitical issues are difficult to predict, and it is not possible to assess the expected duration and effects of the uncertain economic and geopolitical environment which create a number of risks that could adversely impact our businesses. These include (i) sustained higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor, insurance and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings and (vii) increased risk of impairments as a result of declining valuations. While we have taken steps to increase prices, such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal holdings are Altman, BBX Sweet Holdings, and Renin. As of September 30, 2024, the Company had total consolidated assets of $642.1 million and shareholders’ equity of $278.1 million.

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

Impact of Economic Conditions

Headline inflation was 2.4% in September 2024, which remained above the Federal Reserve's targeted inflation rate of 2.0%. Conflicts in the Middle East and Ukraine may result in increased energy prices and worsen supply chain issues. While the U.S. economy has grown despite inflationary pressures and higher interest rates, it is possible that the United States and/or the global economy generally will experience a downturn, and these conditions can negatively affect our operating results by resulting in, among other things: (i) additional interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, (vii) increased risk of impairments as a result of declining valuations, and (viii) further supply chain disruptions as a result of labor strikes or other factors.

Altman has experienced significant increases in commodity and labor prices and insurance costs, which has resulted in higher development and construction costs, and such increases may be further impacted by the potential implementation of additional tariffs on building materials sourced from international markets. Furthermore, homebuilders have seen some softening of demand, and the increase in mortgage rates has had an adverse impact on residential home sales. In addition, higher interest rates have increased the cost of the Company’s outstanding indebtedness and the financing for new development projects. Higher rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. Altman has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments or acquiring multifamily apartment communities. These factors have adversely impacted Altman’s results of operations, cash flow, and financial condition and may have a continued adverse impact on Altman in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or is only available on less attractive terms.

Similarly, inflationary pressures and ongoing disruptions in global supply chains have adversely impacted IT’SUGAR, which has experienced significant increases in the cost of inventory and freight that may be further exacerbated by the potential implementation of additional tariffs on products sourced from international markets. While IT’SUGAR previously increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty. While IT’SUGAR attempted to mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has had to slow the pace of increases in the prices of its products due to a recent decline in consumer demand, and a significant decline in IT’SUGAR’s sales volumes. Further, IT’SUGAR has also experienced an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices also contributed to a significant increase in Renin’s costs related to shipping and raw materials as well as delays in its supply chains, which have: (i) negatively impacted Renin’s product costs and gross margin, (ii) increased the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impacted Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has been successful in raising prices of certain of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures, and such pressures may be further exacerbated by the potential implementation of additional tariffs on products and commodities sourced from international markets. Increases in interest rates have had and will continue to adversely impact Renin’s results. Further, Renin has observed a decline in customer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior and (ii) a post pandemic shift in consumer spending away from home improvements. Renin has implemented cost reduction initiatives which resulted in improved gross margins and amended its credit facility with TD Bank which reduced its interest expense; however, there is no assurance that these efforts will result in further cost savings and these efforts may result in unanticipated impacts on Renin including lower sales. In March 2024, Renin amended its credit facility with TD Bank in part to address Renin's noncompliance with certain financial covenants, and Renin is currently in compliance with its financial covenants under the terms of the amended and restated credit facility. Although BBX Capital made a $0.5 million capital contribution to Renin in September 2024 in order for Renin to remain in compliance with the operating results financial covenants, If BBX Capital has no obligation to make additional contributions, Renin is not able to maintain compliance with its financial covenants under its credit facility with TD Bank, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, increased competition for qualified employees, and laws and regulations related to minimum wages (including a possible increase in the minimum salary requirements for employees who are not required to be paid overtime compensation, that is currently expected to go into effect in 2025). A sustained labor shortage or increased turnover rates, whether caused by wage inflation or as a result of general economic conditions, natural disasters or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

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

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $78.4 million compared to $103.3 million during the same 2023 period.
●	Loss before income taxes of $(12.7) million compared to $(7.1) million during the same 2023 period.
●	Net loss attributable to shareholders of $(9.9) million compared to $(7.8) million during the same 2023 period.
●	Diluted loss per share of ($0.74) compared to ($0.55) for the same 2023 period.

The following summarizes key financial highlights for the nine months ended September 30, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $234.6 million compared to $305.1 million during the same 2023 period.
●	Loss before income taxes of $(40.2) million compared to $(6.6) million during the same 2023 period.
●	Net loss attributable to shareholders of $(32.9) million compared to $(7.9) million during the same 2023 period.
●	Diluted loss per share of ($2.42) compared to ($0.56) for the same 2023 period.

The Company’s consolidated results of operations for the three months ended September 30, 2024 compared to the same 2023 period were significantly impacted by the following:

●	A net decrease in Altman’s results of operations, which primarily reflects (i) lower real estate development management fees reflecting a reduction in construction activity during 2024 compared to 2023, (ii) lower equity in net earnings in unconsolidated joint ventures primarily due to the Altis Ludlam joint venture’s sale of its multifamily apartment community in 2023 and lower equity earnings from the Sky Cove South joint venture, and (iii) a decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as Altman did not sell any developed lots during the 2024 period compared to 14 developed lots sold during the 2023 period; partially offset by
●	A slight decrease in BBX Sweet Holdings’ operating loss before income taxes primarily due to a decrease in the operating loss incurred by Las Olas Confections and Snacks in the 2024 period as compared to the 2023 period; and
●	An improvement in Renin’s results of operations, which reflects, among other things, (i) higher gross margin and gross margin percentages as a result of price increases, a reduction in shipping costs, and various initiatives implemented by Renin to reduce costs, (ii) lower interest expense, and (iii) lower selling, general, and administrative expenses, partially offset by the impact of a net decrease in sales as a result of lower customer demand.

The Company’s consolidated results of operations for the nine months ended September 30, 2024 compared to the same 2023 period were significantly impacted by the following:

●	A net decrease in Altman’s results of operations, which reflects (i) the impact of gains recognized by Altman during the nine months ended September 30, 2023 upon the consolidation of Altman Living and related real estate joint ventures in January 2023, (ii) a higher net loss related to Altman Living in 2024, which includes the impact of higher net losses from construction contracts during the 2024 period, which primarily reflects the costs associated with the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects, and lower real estate development management fees, and (iii) a decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as Altman sold 6 developed lots during the 2024 period compared to 30 developed lots during the 2023 period; and
●	An increase in BBX Sweet Holdings’ operating loss before income taxes primarily due to an increase in IT'SUGAR's operating loss, which reflects lower comparable store sales and higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023 and 2024; partially offset by
●	An improvement in Renin’s results of operations, which primarily reflects the factors described above related to the three months ended September 30, 2024 compared to the same 2023 period.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: Altman, BBX Sweet Holdings, and Renin.

Information regarding (loss) income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Altman	$(3,022)	3,070	(6,092)	(7,846)	25,224	(33,070)
BBX Sweet Holdings	(1,826)	(2,388)	562	(11,507)	(7,371)	(4,136)
Renin	(971)	(1,513)	542	(1,048)	(8,233)	7,185
Other	(425)	(1,050)	625	(277)	1,656	(1,933)
Reconciling items and eliminations	(6,468)	(5,260)	(1,208)	(19,560)	(17,914)	(1,646)
Loss before income taxes	(12,712)	(7,141)	(5,571)	(40,238)	(6,638)	(33,600)
Benefit for income taxes	2,022	606	1,416	7,087	231	6,856
Net loss	(10,690)	(6,535)	(4,155)	(33,151)	(6,407)	(26,744)
Net loss (income) attributable to noncontrolling interests	780	(1,290)	2,070	226	(1,516)	1,742
Net loss attributable to shareholders	$(9,910)	(7,825)	(2,085)	(32,925)	(7,923)	(25,002)

Altman Reportable Segment

Segment Description

Altman is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities primarily located in Florida. As part of its real estate development activities, Altman invests in developments primarily through joint ventures in which it serves as the managing member, and Altman also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Since November 2018, Altman has owned a 50% equity interest in Altman Living, a developer and manager of multifamily apartment communities, and in January 2023, Altman acquired the remaining equity interests in Altman Living. In 2021, Altman also established Altman Logistics, a developer of warehouse and logistics facilities.

Business Update

As previously described in the Company's 2023 Annual Report, economic and market conditions have had and are continuing to have a significant adverse impact on Altman’s operations, particularly in with respect to operations of Altman Living. In particular, higher interest rates have (i) increased the cost of outstanding indebtedness and new financings, (ii) adversely impacted the availability of financing for development projects, and (iii) adversely impacted the anticipated profitability of existing and prospective development projects, as a majority of development costs are financed with third party debt and capitalization rates related to rental properties, including multifamily apartment communities, are generally impacted by interest rates. Further, Altman has also observed fewer investors interested in acquiring stabilized rental properties or pursuing equity or debt financing for new multifamily apartment community development projects. Altman believes this is the result of (i) higher interest rates, (ii) current economic and market conditions, including high construction costs and slowing or declining rental rates, and (iii) the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, Altman has experienced higher development and construction costs as a result of (i) continued volatility in commodity and labor prices, (ii) the failure of various suppliers and subcontractors to meet their contractual obligations to the Company, which has resulted in additional costs to supplement such suppliers and complete construction of its projects, and (iii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects. In addition, Altman has continued to experience an increase in the operating costs associated with rental properties, including significantly higher property insurance costs. The increase in operating costs has increased costs incurred by the development joint ventures while a property is owned by the joint venture and may also have a significant impact on the values at which these communities can be sold upon stabilization. Further, while the impact of these factors on Altman’s multifamily apartment developments were previously being mitigated by significant growth in rental rates, Altman has observed a deceleration in the growth of rental rates, as well as a contraction in rental rates and significant deceleration of the volume of new lease activity in certain markets, which Altman believes is attributable to (i) the impact of economic conditions, including significant inflation in recent years, on the affordability of rental housing and (ii) the completion of the development of various new multifamily apartment communities in many of the markets in which Altman operates.

Altman Living continues to expect a significant decline in its operating results in 2024 and over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic which resulted in a relative decline in expected monetization of investments in 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria which will result in a decline in fee income recognized by Altman Living from new development projects, and (iv) increased operating losses from Altman Living as a result of higher costs related to the completion of Altman Living’s existing projects and the decision by Altman Living to maintain its overhead expenses in order to identify future developments for its pipeline in spite of lower fees and profits from development projects. Further, while Altman Living expects to complete the construction of several multifamily apartment communities that would typically be expected to be stabilized and sold between 2025 and 2026, the timing and profitability of these communities is uncertain.

While there is no assurance that it will be successful in doing so, Altman remains focused on the sourcing and deployment of capital in investments in new development opportunities where supported by market conditions, including (i) continuing to pursue investment opportunities in multifamily rental apartment communities through Altman Living and (ii) investing in the development of warehouse and logistics facilities through Altman Logistics. However, based on the expected life cycle of these developments, which generally involve the monetization of an investment approximately three to four years following the commencement of the development, Altman does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, higher than previously anticipated interest rates and capitalization rates, increases in development costs, and declines in economic and market conditions may (i) adversely impact the costs and availability of debt and equity capital (ii) reduce the number of development projects meeting Altman's investment criteria, and (iii) adversely impact Altman's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities. In addition, while Altman Logistics has recently been successful in identifying potential development opportunities which Altman believes meet its investment criteria, there are material risks relating to Altman Logistics, including (i) that it real estate developments are a new real estate asset type for Altman and (ii) that its expansion of its development activities are to regions outside of Florida. Further, while Altman has employed various professionals with experience in the development of logistics facilities, Altman Logistics, as a new division of Altman, has yet to fully execute on the construction, leasing, and sale of a completed development, and at the current time, no lease agreements have been executed related to Altman Logistics’ current developments.

Altman Living and Related Investments

Business Update

As previously disclosed, economic and market conditions have negatively impacted Altman Living’s operations. In particular, Altman Living has observed a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates and significant deceleration of new leasing volume in certain markets, and a relative slowdown in investor demand for multifamily apartment communities, both of which have a negative impact on the estimated sale values of multifamily apartment communities. Further, Altman Living has observed a decline in the availability of debt and equity capital for new multifamily apartment developments and a decrease in the number of potential development projects which meet its investment criteria. Altman Living believes that these conditions are primarily a result of higher interest rates, current economic and market conditions, and increases in development costs. Although Altman Living had previously observed indications of a potential increase in capitalization rates as compared to its underwriting estimates for various projects as a result of high interest rates, it has more recently seen indications of a reversal of the previously observed increase based on sales transactions in the market and a more recent decline in short-term interest rates.

With respect to its existing communities under development, while Altman Living’s development budgets for these projects contemplated increases in commodity and labor prices, Altman Living has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) delays in the timing of the completion of projects. Further, Altman Builders has been impacted by the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders, which has resulted in unforeseen costs related to the completion of certain projects and a significant decline in the expected general contractor profits related to such projects. The recognition of losses on various construction contracts have had a significant negative impact on Altman Builders’ results of operations during the nine months ended September 30, 2024. While Altman Living previously anticipated that the impact of higher development costs on the profits expected to be earned from the Company’s investment in the managing member for these developments would be offset to some extent by demand for multifamily housing and higher rental rates resulting from inflationary factors, these expectations have been moderated in light of (i) higher interest rates, (ii) potential decreases in investor demand and volatility in capitalization rates, which may negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates and new leasing volume in certain markets, and (iv) continued inflationary pressures (including significant increases in costs such as property insurance, that are outpacing current growth in rental rates) negatively impacting both the operating results of these communities and the estimated values at which these communities could be sold. Further, the current deceleration in the growth of rental rates, as well as the contraction of rental rates and significant deceleration of new leasing volume in certain markets, has been, and may be further impacted over the next several years, by the completion of the development of new multifamily apartment communities by others in many of the markets in which Altman Living operates.

With respect to potential development projects, a decline in the availability, as well as increases in the cost of, debt and equity capital for new development opportunities and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has limited Altman Living’s ability to identify equity and/or debt financing on acceptable terms, or at all, even when potential development opportunities that meet its investment criteria are identified, and there is risk that these factors could continue to negatively impact Altman Living’s ability to identify equity and/or debt financing in the future.

As previously discussed, economic and market conditions are highly uncertain as a result of various factors, including inflationary pressures and interest rates that remain elevated above rates observed over the past decade. An economic recession resulting from these factors could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities managed by Altman Living through a joint venture, the extent of management fees earned by Altman Living, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by Altman Living could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, as discussed above, the increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, could also have an adverse impact on market values and Altman Living operating results. If there is a significant adverse impact on real estate values as a result of higher interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by Altman Living may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may adversely impact (i) the profits expected to be earned by Altman from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could also result in the recognition of impairment losses related to Altman’s investment in such projects. All of these factors could result in increased operating losses at Altman Living, the recognition of impairment losses by Altman and/or Altman Living related to their current investments, and the recognition of impairment losses related to Altman’s investment in Altman Living, including the goodwill recognized by the Company in connection with the consolidation of Altman Living.

Active Developments Sponsored by Altman Living

As of September 30, 2024, Altman had investments in seven active developments sponsored by Altman Living that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Apartment Units	Project Status at September 30, 2024	Carrying Value at September 30, 2024
Altis Grand Central	Tampa, Florida	314	Stabilized - 95% Occupied	$589
Altis Lake Willis Phase 1	Orlando, Florida	329	Construction Complete. In Lease-Up	7,432
Altis Lake Willis Phase 2	Orlando, Florida	230	Under Construction - Expected Completion in 2024 Delivered Units in Lease-Up	3,466
Altis Grand at Suncoast	Lutz, Florida	449	Construction Complete. In Lease-Up	11,309
Altis Blue Lake	West Palm Beach, Florida	318	Construction Complete. In Lease-Up	4,945
Altis Santa Barbara	Naples, Florida	242	Construction Complete. In Lease-Up	8,550
Altis Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	6,545

As a result of the Company consolidating the managing members of development joint ventures sponsored by Altman Living, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments that are owned by Altman and noncontrolling interests in the respective joint ventures, including those owned by Mr. Altman.

In addition to the above unconsolidated developments, Altman consolidates the Altis Grand Kendall joint venture (previously referred to as the Altra Kendall joint venture), which is developing a planned 342-unit multifamily apartment community in Kendall, Florida. Construction of the community is expected to be substantially completed in 2025, although delivered units are currently being leased. As of September 30, 2024,the Company’s statement of financial condition includes $97.1 million of construction costs incurred that are included in real estate, a $60.0 million balance on a construction loan facility with TD Bank, and $35.0 million of noncontrolling interests related to the development.

Altis Grand Bay

In January 2024, Altman and Altman Living formed the Altis Grand Bay joint venture to obtain entitlements, fund predevelopment costs, and seek development financing for a potential 336-unit multifamily apartment community in Miami, Florida. In connection with the formation of the joint venture, the Company initially invested $0.7 million in the joint venture in exchange for a 50% membership interest and assigned a purchase and sale agreement for the acquisition of land related to the development to the joint venture. Upon obtaining entitlements and sourcing development financing, including equity and debt financing, the joint venture currently expects to form a separate joint venture with third party investors to acquire and develop the land. However, there is no assurance that the venture will close on the land or be able to obtain entitlements or development financing for the development on acceptable terms, or at all, and the joint venture may be required to recognize losses related to predevelopment expenditures incurred if it does not proceed with the development.

Altman Logistics

Development Joint Ventures Sponsored by Altman Logistics

As of September 30, 2024, Altman had investments in three joint ventures sponsored by Altman Logistics that are accounted for under the equity method of accounting, which are summarized as follows (dollars in thousands):

Project	Location	Proposed Square Feet of Leasable Area Under Development	Project Status at September 30, 2024	Carrying Value at September 30, 2024
The Park at Delray	Delray, Florida	593,000	Acquired land in 2023. Obtained debt financing for first phase of development and commenced construction of the first phase in the second quarter of 2024.	$2,924
The Park at Lakeland	Lakeland, Florida	210,000	Acquired land and pursuing site plan approval. Expect to obtain debt financing and commence construction in late 2024.	1,971
The Park at Davie	Davie, Florida	180,000	Acquired land and obtained site plan approval. Expect to obtain debt financing and commence construction in late early 2025.	12,866

The above table does not include Apex Logistics at Parsippany joint venture formed in October 2024 discussed below.

Existing Development Joint Venture - The Park at Delray

In September 2023, Altman Logistics formed The Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC. The joint venture acquired approximately 40 acres of land for the purpose of developing The Park at Delray, a logistics facility expected to be comprised of three buildings with a total of approximately 593,000 square feet of leasable area.

In April 2024, the joint venture closed on debt financing for site development and the construction of the first phase of the facility, and the venture commenced site development in the second quarter of 2024.

New Development Joint Venture - The Park at Lakeland

In January 2024, Altman Logistics formed The Park at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), for the purpose of developing a logistics facility and assigned a contract to acquire approximately 22.5 acres of land in Lakeland, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In March 2024, the joint venture acquired the land expected to be developed into The Park at Lakeland. The joint venture obtained site plan approval and currently expects to obtain debt financing for a portion of the expected total development costs and commence vertical construction in 2025 depending on the receipt of required approvals, and Altman Logistics has continued to contribute capital to the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture. However, pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and satisfaction of other conditions related to the ability to proceed with construction of the logistics facility, Altman Logistics and FRP will recapitalize the joint venture, which will result in the Company owning a 10% membership interest in the venture and FRP owning the remaining 90% of the joint venture, and at such time, the Company currently expects to have an investment of $1.3 million of capital in the administrative managing member that will be invested in The Park at Lakeland joint venture based on the administrative managing member’s 10% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. Thereafter, Altman Logistics, as the administrative managing member, will be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital. However, there is no assurance that the venture will be successful in obtaining debt financing for the development on acceptable terms, or at all, and if such debt financing is not put in place, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

New Development Joint Venture - The Park at Davie

In March 2024, Altman Logistics formed The Park at Davie joint venture, a joint venture with affiliates of FRP, for the purpose of developing a logistics facility and assigned a contract to acquire approximately 11.3 acres of land in Davie, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into The Park at Davie, and in connection with the acquisition, the Company invested an additional $11.9 million in the joint venture, increasing its investment in the joint venture to $12.8 million. The joint venture currently expects to obtain debt financing for a portion of the expected total development costs and commence vertical construction in  2025, and Altman Logistics has continued to contribute capital to the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture. However, pursuant to the terms of the operating agreement for the joint venture, upon the origination of debt financing for the development and satisfaction of other conditions related to the ability to proceed with the commencement of construction of the logistics facility, Altman Logistics and FRP will recapitalize the joint venture, which will result in the Company owning a 20% membership interest in the venture and FRP owning the remaining 80% of the joint venture, and at such time, the Company currently expects to have an investment of $5.1 million of capital in the administrative managing member that will be invested in The Park at Davie joint venture based on the administrative managing member’s 20% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. Thereafter, Altman Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital. However, there is no assurance that the venture will be successful in obtaining debt financing for the development on acceptable terms, or at all, and if such debt financing is not put in place, the Company may be required to contribute additional equity to the joint venture in order to fund development costs.

New Development Joint Venture - Apex Logistics at Parsippany

In October 2024, Altman Logistics formed Apex Logistics at Parsippany joint venture, a joint venture with Fox DHS Ventures, LLC ("DHS"), and the joint venture purchased 10.5 acres of land in Parsippany, New Jersey for the purpose of developing a 140,000 square feet leasable logistics facility. In connection with the formation of the joint venture, Altman Logistics initially invested $1.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds and $0.2 million of contributions from certain affiliated investors in the joint venture. The joint venture intends to obtain debt financing and commence construction during the fourth quarter of 2024. Pursuant to the terms of the operating agreement for the joint venture, the administrative managing member will be entitled to receive 11% of the joint venture distributions until the administrative managing member and DHS receives their aggregate capital contributions. Thereafter, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon DHS receiving a specified return on its contributed capital.

However, there is no assurance that the venture will be successful in obtaining debt financing for the development on acceptable terms, or at all, and if such debt financing is not put in place, the Company may be required to contribute additional equity to the joint venture in order to fund development costs. Further, if the joint venture does not obtain permitting approval related to its proposed development plans, the Company may be required to retain its increased investment in the venture for longer than anticipated, or if construction financing is not obtained within 12 months after the October 2024 effective date of the agreement, DHS may cause Altman Logistics as administrative member to market the property for sale and the joint venture may not achieve the anticipated economic benefits related to the development of the land, which could also result in the recognition of impairment losses related to the investment.

Beacon Lake Master Planned Development

Altman is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and is expected to be comprised of 1,476 single-family homes and townhomes. As the master developer, Altman developed the land and common areas and sold finished lots to third-party homebuilders who are constructing single-family homes and townhomes. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots in 2021, the agreements pursuant to which Altman sold finished lots to homebuilders generally provided for a base purchase price that is paid to Altman upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price was recognized in Altman’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to Altman upon the closing of home sales by the homebuilders.

As of September 30, 2024, Altman had substantially completed its primary activities as the master developer of the Beacon Lake Community, including the development and sale of the 1,177 lots comprising Phases 1 through 3 of the community and the sale of the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder.

However, as discussed above, while Altman previously recognized revenues related to the contingent purchase price expected to be collected on lots sold to homebuilders in connection with the sale of such lots, Altman expects to continue to collect contingent purchase price from homebuilders upon the sale of homes by the homebuilders, and as of September 30, 2024, Altman had recognized contingent purchase price receivables totaling $2.0 million related to the sale of lots in the Beacon Lake Community. The following table summarizes the status of the sale of homes by homebuilders on lots in Phases 1 through 3 previously sold by Altman to such homebuilders as of September 30, 2024:

	Phase 1	Phase 2		Phase 3	Total
		Single-family	Townhomes
Lots sold to homebuilders	302	479	196	200	1,177
Homes closed	302	478	196	187	1,163
Homes remaining to close	—	1	—	13	14

Single-Family Development Joint Ventures

In February 2021, Altman invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the nine months ended September 30, 2024 and 2023, Altman recognized $0.6 million and $1.4 million, respectively, in equity earnings from the joint venture. As of September 30, 2024, the joint venture had sold all of the 197 homes in the community.

Mixed Use Development

As of December 31, 2023, Altman had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was completed during 2022, and as of December 31, 2023, the office tower, residential tower, and retail space were substantially leased.

In April 2024, the joint venture sold its ownership interests in the residential tower and a portion of the ground floor retail. As a result of that sale, during the nine months ended September 30, 2024, Altman received a distribution of $2.1 million from the joint venture and recognized $1.6 million of equity earnings from the joint venture.

Results of Operations

Information regarding the results of operations for Altman is set forth below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Sales of real estate inventory	$190	2,712	(2,522)	2,143	8,929	(6,786)
Revenue from construction contracts	15,198	29,067	(13,869)	46,602	90,678	(44,076)
Real estate development and property management fees	1,987	5,002	(3,015)	5,987	9,249	(3,262)
Interest income	1,746	1,973	(227)	5,285	6,058	(773)
Net gains on sales of real estate assets	1,497	2,271	(774)	1,497	2,210	(713)
Rental income	87	—	87	189	—	189
Other revenues	3	51	(48)	3	152	(149)
Total revenues	20,708	41,076	(20,368)	61,706	117,276	(55,570)
Cost of real estate inventory sold	—	570	(570)	321	2,107	(1,786)
Cost of revenue from construction contracts	15,384	31,945	(16,561)	51,022	94,263	(43,241)
Interest expense	133	28	105	192	74	118
Recoveries from loan losses, net	(220)	(177)	(43)	(1,044)	(3,284)	2,240
Impairment losses	11	—	11	229	—	229
Selling, general and administrative expenses	7,333	7,337	(4)	20,148	19,842	306
Total costs and expenses	22,641	39,703	(17,062)	70,868	113,002	(42,134)
Operating (loss) income	(1,933)	1,373	(3,306)	(9,162)	4,274	(13,436)
Equity in net earnings of unconsolidated real estate joint ventures	(621)	2,126	(2,747)	1,096	3,958	(2,862)
Gain on the consolidation of Altman Living	—	(2,393)	2,393	—	3,802	(3,802)
Gain on the consolidation of investment in real estate joint ventures	—	1,135	(1,135)	—	12,017	(12,017)
Other (expense) income	(468)	829	(1,297)	220	1,173	(953)
(Loss) income before income taxes	$(3,022)	3,070	(6,092)	(7,846)	25,224	(33,070)

Altman recognized a loss before income taxes of $(3.0) million during the three months ended September 30, 2024 compared to income before income taxes of $3.1 million during the same 2023 period. The decrease of $(6.1) million is primarily due to the following:

●	A decrease in real estate development management fees primarily attributable to a decline in development activity during the 2024 period compared to the 2023 period;
●	A net decrease in equity in net earnings of unconsolidated real estate joint ventures primarily due to the Altis Ludlam joint venture’s sale of its multifamily apartment community in 2023 and lower equity earnings from the Sky Cove South joint venture;
●	A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as Altman sold 14 developed lots during the 2023 period and sold all remaining lots during the three months ended March 31, 2024;
●	A decrease in other income primarily due to fair value adjustments related to the interest rate cap associated with the construction loan for the development of Altis Grand Kendall; and
●	Lower net gains on sales of real estate assets due to Altman Logistics’ assignment of a purchase and sale agreement related to a land parcel in Fort Myers, Florida in 2023, which generated a net gain of $2.3 million, partially offset by a gain recognized upon the sale of a land parcel in the 2024 period; partially offset by
●	The recognition of $1.2 million of total net non-cash remeasurement losses related to the Company's consolidation of Altman Living and related real estate joint ventures during the 2023 period, and
●	Lower net losses related to construction contracts in 2024, as Altman Builders recognized losses on various construction contracts during the 2023 period.

Altman recognized a loss before income taxes of $(7.9) million during the nine months ended September 30, 2024 compared to income before income taxes of $25.2 million during the same 2023 period. The decrease of $(33.1) million is primarily due to the following:

●	The recognition of $15.8 million of total non-cash remeasurement gains related to the Company's consolidation of Altman Living and related real estate joint ventures during the 2023 period;
●

A higher net loss related to Altman Living in 2024, which includes the impact of higher net losses from construction contracts during the 2024 period, which primarily reflects the impact of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders at certain construction projects and resulting unforeseen costs, and lower real estate development management fees;

●

A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as Altman sold 6 developed lots during the 2024 period compared to 30 developed lots during the 2023 period;

●	A decrease in recoveries from loan losses primarily attributable to lower settlements with guarantors of previously charged-off loans during the 2024 period compared to the 2023 period;
●	A decrease in other income primarily due to lower fair value adjustments related to the interest rate cap associated with the construction loan for the development of Altis Grand Kendall;
●	Lower interest income; and
●	Lower net gains on sales of real estate assets due to Altman Logistics’ assignment of a purchase and sale agreement related to a land parcel in Fort Myers, Florida in 2023, which generated a net gain of $2.3 million, partially offset by a gain recognized upon the sale of a land parcel in the 2024 period.

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

Overview

IT'SUGAR

As of September 30, 2024, IT’SUGAR had over 100 retail locations across the United States and one retail location in Canada.

IT’SUGAR continues to focus on expanding and improving the quality of its store portfolio by:

●	Improving the quality and remaining lease maturities of its store portfolio by extending the lease terms of its existing successful retail locations and closing retail locations where appropriate or where required by the terms of the lease;
●

Evaluating additional retail locations in targeted markets which it believes it can opportunistically capitalize on the availability of retail space and a decline in rental rates for retail space in certain markets; and

●	Opening “pop up” retail locations in select markets in order to test the markets for the viability of potential longer-term locations.

Recent activities in IT’SUGAR’s portfolio of retail locations include:

●

During the nine months ended September 30, 2024, IT’SUGAR (i) relocated stores in Miami, Florida and Nashville, Tennessee into larger “candy department store” locations and (ii) opened new retail locations in Mercedes, Texas, McAllen, Texas, and Tulsa, Oklahoma, (iii) relocated a store at an existing location in Grapevine, Texas, and (iv) closed five retail locations.

●	IT’SUGAR executed lease agreements for various new locations expected to open in late 2024/early 2025 and extended the leases of various locations.

Over the next several years, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire, including lease agreements for certain large format “pop-up” retail locations in Chicago, Illinois, Manhattan, New York, and Boston, Massachusetts. IT’SUGAR is seeking to reduce the impact of upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases, (ii) evaluating alternative retail locations within the same markets, and (iii) evaluating new locations where rental rates and landlord contributions to fund construction costs are generally more favorable. Although IT’SUGAR recently opened two new “candy department stores,” IT’SUGAR is currently focused on identifying smaller format locations where landlords will provide allowances to IT’SUGAR to fund a significant portion of IT’SUGAR’s costs to open the locations and where the initial net capital investments are less than the investments required for IT’SUGAR’s traditional retail locations and “candy department stores.”

During the three and nine months ended September 30, 2024, IT’SUGAR’s trade sales were $31.8 million and $88.6 million, respectively, a decrease of ($5,000) and $(2.6) million as compared to, the respective comparable periods in 2023. The decrease in trade sales reflects lower comparable store sales, partially offset by the impact of sales generated in IT’SUGAR’s new and expanded store locations. During the three and nine months ended September 30, 2024, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by approximately 8.4% and 11.7% as compared to the respective comparable periods in 2023. IT’SUGAR believes the decline in comparable store sales is attributable to the impact of current economic conditions on consumer demand, as it observed a significant decline in consumer demand commence in the second quarter of 2023 that has continued through the current time. Although the pace of the decline in comparable store sales has slowed, the magnitude and duration of any continued decline is uncertain. IT’SUGAR is implementing various measures intended to mitigate the impact of lower consumer demand, including (i) expanding operating hours, (ii) focusing on the sale of higher margin products, (iii) offering selective promotional discounts on products in an effort to appeal to increasingly cost conscious consumers, and (iv) increasing its average dollars per sales transaction through promotions and small dollar items intended to be added at check-out. However, there is no assurance that such efforts will be successful in mitigating the impact of lower consumer demand on its sales.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, and over the past several years, IT’SUGAR implemented significant increases in the prices of its products in an effort to maintain its selling margins. However, commencing in 2023, IT’SUGAR experienced compression in its selling margins as the pace of increases in the prices of its products was not possible based on the decline in consumer demand. IT’SUGAR has more recently observed a decline in the cost of inventory and freight related to certain of its products and is focusing on seeking to shift its product and sales mix towards its higher margin products. IT’SUGAR believes these efforts will result in improved selling margins in future periods and partially offset the impact of a decline in consumer demand. However, in light of the general volatility in costs over the past several years, as well as the potential implementation of additional tariffs on products and materials sourced from international markets, there is no assurance that (i) the current decline in costs will be sustained or (ii) its efforts to shift its product and sales mix toward higher margin products will not have a negative impact on its overall sales volumes. IT’SUGAR believes that customers appear to be more sensitive to the price increases that were implemented in recent years, which may be contributing to the decline in demand. Accordingly, in addition to product discounts already implemented, IT'SUGAR believes it may be necessary to strategically implement further price reductions in order to increase consumer demand, which would negatively impact IT’SUGAR’s selling margins. In addition, while IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty, it will be required to closely manage such adjustments to ensure that lower inventory levels do not adversely impact store sales.

IT’SUGAR has also continued to be impacted by staffing issues and has experienced an increase in payroll costs associated with hiring and maintaining staffing at its retail locations and its corporate offices. Further, like the Company’s other reportable segments, IT’SUGAR has experienced a significant increase in insurance costs, including in the cost of property insurance upon the renewal of its policies, and these increases are expected to continue.

Las Olas Confections and Snacks

During the three and nine months ended September 30, 2024 and 2023 Las Olas Confections and Snacks’ revenues decreased by (22.4%) and (19.4%) as compared to the same 2023 respective periods. A product recall in the 2023 period lowered net sales during the 2023 period as well as demand from  various customers in the 2024 period. In addition, during the nine months ended September 30, 2024, Las Olas Confections and Snacks sold one of its product lines to a third party. While the Company recognized a net gain on sale of $0.5 million upon the sale, included in other income in the table below, the sale has also ultimately resulted in lower sales volumes in the 2024 period as compared to the 2023 period.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Trade sales	$34,416	35,822	(1,406)	96,552	103,560	(7,008)
Other income	110	—	110	110	—	110
Cost of trade sales	(20,222)	(23,234)	3,012	(60,664)	(65,682)	5,018
Gross margin	14,304	12,588	1,716	35,998	37,878	(1,880)
Interest expense	(599)	(382)	(217)	(1,642)	(1,089)	(553)
Impairment losses	—	(349)	349	—	(349)	349
Selling, general and administrative expenses	(15,494)	(14,208)	(1,286)	(46,471)	(43,966)	(2,505)
Total operating losses	(1,789)	(2,351)	562	(12,115)	(7,526)	(4,589)
Other income	21	(67)	88	667	157	510
Foreign exchange loss	(58)	30	(88)	(59)	(2)	(57)
Loss before income taxes	$(1,826)	(2,388)	562	(11,507)	(7,371)	(4,136)
Gross margin percentage	41.56%	35.14%	6.42%	37.28%	36.58%	0.70%
SG&A as a percent of trade sales	45.02%	39.66%	5.36%	48.13%	42.45%	5.68%
Expenditures for property and equipment	$994	1,504	(510)	4,551	9,671	(5,120)
Depreciation and amortization	$1,977	1,984	(7)	5,866	6,068	(202)
Debt accretion and amortization	$(14)	(11)	(3)	—	(22)	22
Pre opening and closing expenses	$93	15	78	598	650	(52)
ASC 842 straight line rent adjustments	$(115)	(90)	(25)	(99)	93	(192)

BBX Sweet Holdings’ loss before income taxes for the three months ended September 30, 2024 was $(1.8) million compared to $(2.4) million during the same 2023 period. The decrease in the loss before income taxes was primarily due to a decrease in the operating loss incurred by Las Olas Confections and Snacks in the 2024 period as compared to the 2023 period.

BBX Sweet Holdings’ loss before income taxes for the nine months ended September 30, 2024 was $(11.5) million compared to $(7.4) million during the same 2023 period. The increase in the loss before income taxes was primarily due to:

●	An increase in the operating loss at IT’SUGAR, which was primarily a result of (i) lower sales volume, which reflects a decline in comparable store sales offsetting the impact of sales from new and expanded store locations and (ii) higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023 and 2024; partially offset by
●	A decrease in the operating loss incurred by Las Olas Confections and Snacks in the 2024 period as compared to the 2023 period, which primarily reflects (i) a customer return related to a product recall in the 2023 period, (ii) the recognition of a $0.5 million gain by Las Olas Confections and Snacks upon the sale of one of its product lines in the 2024 period, and (iii) lower selling, general, and administrative expenses.

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

Business Update

During the nine months ended September 30, 2024, Renin’s sales decreased by 8.8% as compared to the same period in 2023, which primarily reflects a decrease in sales in its retail channel. Renin's retail channel comprised approximately 49% of its gross sales for the 2024 period as compared to approximately 66% for the same period in 2023. With respect to the decline in customer demand and related decline in sales in its retail channel, Renin continues to believe that the decline is primarily attributable to (i) the impact of price increases, rising interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin believes that the decline in sales may also be attributable to changes in consumer preferences related to certain of its products. Further, as a result of its initiatives to improve its gross margin percentages on products by increasing prices, as further described below, sales to certain customers have decreased as they have pursued alternative sources of products in response to the price increases implemented by Renin. As a result of these factors, Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers, and it is also engaged in efforts to update its product mix in an effort to address changes in consumer preferences. However, there is no assurance that these efforts will result in increased demand for its products.

While sales declined in the 2024 periods as compared to the comparable periods in 2023, Renin’s gross margins improved from $2.8 million and $6.7 million during the three and nine months ended September 30, 2023, respectively, to $3.0 million and $10.8 million during the three and nine months ended September 30, 2024, respectively, reflecting an increase in Renin’s gross margin percentages from 11.6% and 8.8% during the three and nine months ended September 30, 2023, respectively, to 13.7% and 15.4% during the comparable 2024 periods. The improvement in Renin’s gross margin percentages reflects both price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects initiatives implemented by Renin in an effort to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of a substantial portion of its operations in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. As a result of the continued decline in customer demand, Renin has also been engaged in other efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters. As part of these initiatives, Renin recently agreed with its landlord to accelerate the expiration of the lease term on its Montreal facility to April 2025.

Although Renin has experienced improved operating results in 2024 as a result of the above factors, lower customer demand, supply chain disruptions, and Renin's efforts to mitigate inflationary cost pressures have had and may continue to have negative impacts on Renin’s operations. In particular, while Renin has thus far observed improvements in its gross margin percentages as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations. Further, following a significant increase in its inventory levels as a result of supply chain disruptions, which negatively impacted Renin’s liquidity, Renin is focusing on actively rationalizing and lowering its inventory levels in order to reduce its working capital investments; however, such efforts could limit its ability to timely fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which has previously resulted in a decline in sales volumes to certain customers and may result in Renin losing customers or require it to maintain or lower prices in an effort to retain customers. Additionally, while Renin has been able to implement price increases with many of its customers in response to inflationary pressures, particularly in situations where such increases could be supported by Renin’s costs for procuring and manufacturing such products, Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs or where there are indications that inflationary pressures are impacting consumer behavior in their retail channel. While Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have sometimes made this difficult. In addition, although increased diversification in Renin’s supply chains may decrease Renin’s exposure to supply chain disruptions, Renin’s efforts to diversify its supply chain may also negatively impact its product margins, as alternative sources of raw materials and products may not be the most cost effective sources. Further, the potential implementation of additional tariffs on products and raw materials sourced from international markets may have a further adverse effect on Renin’s gross margin and profitability.

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

As of September 30, 2024, Renin had excess availability of approximately $6.7 million under the revolving line of credit based on its eligible collateral and availability under the credit facility of $3.7 million due to the minimum excess availability requirement of $3.0 million, and Renin was in compliance with all financial covenants under the credit facility. However, in September 2024, based on Renin's operating results for the month of August 2024, BBX Capital made a $0.5 million capital contribution to Renin to cure Renin’s potential noncompliance with the financial covenant under the TD Bank Credit Facility requiring Renin to maintain a minimum level of specified operating results through December 2024. Further, adverse events, including, but not limited to, supply chain disruptions, loss of sales from one or more major customers, unforeseen costs, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank credit facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Trade sales	$21,963	24,391	(2,428)	69,962	76,711	(6,749)
Cost of trade sales	(18,958)	(21,569)	2,611	(59,179)	(69,991)	10,812
Gross margin	3,005	2,822	183	10,783	6,720	4,063
Interest expense	(519)	(1,229)	710	(1,921)	(3,502)	1,581
Selling, general and administrative expenses	(3,106)	(3,497)	391	(10,266)	(11,340)	1,074
Total operating loss	(620)	(1,904)	1,284	(1,404)	(8,122)	6,718
Foreign exchange gain (loss)	(351)	391	(742)	356	(111)	467
Income (loss) before income taxes	$(971)	(1,513)	542	(1,048)	(8,233)	7,185
Gross margin percentage	13.68%	11.57%	2.11%	15.41%	8.76%	6.65%
SG&A as a percent of trade sales	14.14%	14.34%	(0.20)%	14.67%	14.78%	(0.11)%
Expenditures for property and equipment	$(72)	273	(345)	306	1,014	(708)
Depreciation and amortization	$796	878	(82)	2,468	2,623	(155)
Debt accretion and amortization	$(163)	(5)	(158)	61	(14)	75

Renin’s loss before income taxes for the three months ended September 30, 2024 was $(1.0) million compared to a loss before income taxes of $(1.5) million during the same 2023 period. The improvement in Renin's results of operations was primarily due to the following:

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

●	A decrease in interest expense primarily due to a reduction in Renin’s average outstanding debt balances and lower interest rates associated with the amendment and restatement of Renin's TD Bank Credit Facility in March 2024; and
●	A decrease in selling, general and administrative expenses primarily due to lower compensation expense associated with a reduction in headcount and lower severance expenses; partially offset by
●	Lower trade sales volume during 2024 compared to the same 2023 period; and
●	Foreign currency exchange losses in 2024 compared to gains during 2023 due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar.

Renin’s loss before income taxes for the nine months ended September 30, 2024 was $(1.1) million compared to a net loss of $(8.2) million during the same 2023 period. The decrease was primarily due to the items discussed above.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provides risk management advisory services to the Company and its affiliates and previously acted as an insurance agent for the Company, its affiliates, and other third parties. Through January 2024, the Company provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”), and although the Company temporarily provided transition services related to risk management to BVH and HGV, the Company is no longer providing risk management advisory services.

During the three and nine months ended September 30, 2024, the Company recognized loss before income taxes related to these other businesses of ($0.4) million and ($0.3) million, respectively, compared to a (loss) income of ($1.1) million and 1.7 million during the three and nine months ended September 30, 2023, respectively. In February 2023, the Company’s operating business which provides risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a $2.3 million gain upon such sale during the nine months ended September 30, 2023.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the three and nine months ended September 30, 2024 were $6.9 million and $21.1 million compared to $6.8 million and $20.9 million during the three and nine months ended September 30, 2023. BBX Capital’s corporate general and administrative expenses consist of the costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices.

Interest Income

BBX Capital’s interest income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $0.7 million, for the three and nine months ended September 30, 2023, respectively. The interest income during the three and nine months ended September 30, 2024 includes (i) $0 and $0.1 million, respectively, of interest income on its note receivable from BVH, (ii) $0.5 million and $1.4 million, respectively, of interest income from short-term investments, partially offset by (iii) the elimination of $0.4 million and $1.0 million, respectively, of interest income on intercompany loans provided to and among the Company's subsidiaries, including IT’SUGAR and Renin. The interest income during the three and nine months ended September 30, 2023 includes (i) a $0 and $0.9 million reduction in interest income associated with the $15.0 million discounted prepayment of BBX Capital's note receivable from BVH in May 2023 (ii) the elimination of $0.6 million and $0.7 million, respectively, of interest income on intercompany loans provided to and among the Company's subsidiaries, including IT’SUGAR and Renin, (iii) $0.5 million and $1.9 million, respectively, of interest income on the Bluegreen note receivable and (iv) $0.3 million and $0.4 million, respectively, of interest income from short-term investments.

Impairment Considerations

As described in the consolidated financial statements included in the Company’s 2023 Annual Report, the Company tests goodwill related to its reporting units, including Altman, IT’SUGAR, and Renin, for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. As of December 31, 2023, the Company estimated the fair values of its reporting units and determined that the goodwill related to these reporting units was not impaired. The Company’s assessment of these reporting units for impairment, including the determination of the estimated fair value of these reporting units, required the Company to make estimates based on facts and circumstances as of December 31, 2023 and assumptions about current and future economic and market conditions. These assumptions included, but were not limited to, (i) the implementation of the long-term growth strategies for these companies, (ii) a recovery in the market environment in which these companies operate and their ability to execute on their business plans, (iii) a recovery in sales volumes and gross margins over time, and (iv) that there will not be a material permanent decline in demand for their products in the future.

For the nine months ended September 30, 2024, the Company considered the negative factors discussed in this report to assess whether it should test goodwill associated with its reporting units on an interim basis. In particular, while Altman recently recognized losses on construction contracts related to the failure of certain subcontractors to meet their contractual obligations to Altman Builders, these issues related to specific projects that commenced during a period in which there was limited availability of subcontractors, and Altman Builders has not experienced similar losses or issues on its two most recently commenced construction projects. Similarly, while the recent decline in consumer demand has negatively impacted the Company’s outlook for Renin in the near term, the expected duration of the recent decline in customer demand is uncertain, and Renin has taken steps to mitigate the impacts of a decline in consumer demand. In particular, Renin has, as a result of those steps, significantly improved its gross margin percentage, and it is focused on updating its product assortment in an effort to appeal to changing consumer preferences and stimulate consumer demand for its products. Because the expected negative impact of market conditions (including the duration of the recent decline in customer demand) on these businesses is uncertain and the Company’s prior estimate of the fair values of its reporting units were in excess of their respective carrying amount, the Company has currently concluded that there were no impairment indicators as of September 30, 2024 for Renin and Altman.

As it relates to IT’SUGAR, the Company previously concluded during the six months ended June 30, 2024 that there were no impairment indicators for IT’SUGAR as a result of factors similar to those described above related to Renin. However, during the three months ended September 30, 2024, the Company concluded that the factors discussed in this report, including inflationary pressures, a decline in consumer demand for discretionary products, and the current economic and geopolitical environment, when combined with the longer than anticipated decline in IT’SUGAR’s sales as 2024 has progressed, indicated that it was necessary to quantitatively test whether the fair value of the IT’SUGAR reporting unit had declined below its carrying amount as of September 30, 2024. As a result, the Company tested IT’SUGAR’s goodwill for impairment by estimating the fair value of the IT’SUGAR reporting unit as of September 30, 2024 and, as discussed below, concluded that its goodwill was not impaired, as the estimated fair value of the IT’SUGAR reporting unit was in excess of the carrying amount of the reporting unit. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of the IT’SUGAR reporting unit. Although the Company considered a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of the IT’SUGAR reporting unit, the Company primarily applied the income approach due to IT’SUGAR’s trailing twelve-month earnings before interest, taxes, depreciation, and amortization (“EBITDA”) being negative and the limited number of observable market multiples on forward-looking EBITDA. The Company’s assessment of the IT’SUGAR reporting unit for impairment required the Company to make estimates based on facts and circumstances as of September 30, 2024 and assumptions about current and future economic and market conditions. These assumptions included, among other things, (i) the stabilization of IT’SUGAR’s comparable store sales following two consecutive years of negative comparable store sales, including a projected positive comparable store sale increase in 2025 as a result of various initiates being implemented by IT’SUGAR to stimulate sales (including expanded operating hours and selective promotional discounts on products in an effort to appeal to increasingly cost conscious consumers), and (ii) a long-term increase in sales resulting from IT’SUGAR's long-term strategy to reinvest in and grow its business through new store openings, in order to leverage its corporate overhead and operating infrastructure.

However, as there is significant uncertainty in (i) the current and future economic environment, (ii) the amount and duration of any continued decline in consumer demand, and (iii) the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated value of its reporting units, including IT’SUGAR, may change over time, which could result in the recognition of material impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to its reporting units that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products of the Company’s reporting units and/or their product margins, including indications that the decline in sales related to Renin and/or IT’SUGAR related to a permanent change in consumer preferences for their products rather than a near to medium decline attributable to market and economic conditions, (iii) the inability of Altman in future periods to meet its targeted number of development projects expected to be originated by it on an annual basis or its failure to achieve expected profits and fee income from such projects, (iv) IT’SUGAR being unable to open new store locations in order to grow its store portfolio and replace stores for which the related leases are expiring, and/or (v) the Company’s potential implementation of strategic initiatives related to one or more of its reporting units, or changes to existing strategic initiatives to grow one or more of such reporting units, in response to current and expected future economic conditions.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was approximately 16% and 18%, respectively, and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes. The Company’s income tax rate, inclusive of the effect of certain discrete items, for the three and nine months ended September 30, 2023 was approximately 8% and 3%, respectively, and was different than the expected federal income tax rate of 21% due to forecasted operating losses offset by the impact of nondeductible executive compensation, remeasured gains recognized in connection with the consolidation of the Altman Companies and certain real estate joint ventures that will not be recognized as taxable income, valuation allowances related to losses incurred in a foreign jurisdiction, and state income taxes.

Net Income or Loss Attributable to Noncontrolling Interests

The net loss attributable to noncontrolling interests during the three and nine months ended September 30, 2024 was ($0.8) million and ($0.2) million, respectively, compared to net income attributable to noncontrolling interests $1.3 million and $1.5 million during the comparable 2023 periods. The net loss attributable to noncontrolling interests during 2024 reflects income attributable to noncontrolling interests in certain consolidated real estate joint ventures, Altman Management, Altman Living Guaranty, and a restaurant the Company acquired through foreclosure. The net income attributable to noncontrolling interests during the three and nine months ended September 30, 2023 primarily reflects income attributable to noncontrolling interests in consolidated real estate joint ventures, IT’SUGAR, and a restaurant the Company acquired through foreclosure.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows (used in) provided by operating activities	$(29,367)	5,424
Cash flows provided by (used in) investing activities	19,566	(8,587)
Cash flows provided by (used in) financing activities	21,588	(606)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,787	(3,769)
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331
Cash, cash equivalents and restricted cash at end of period	$123,371	124,562

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $34.8 million during the nine months ended September 30, 2024 compared to the same 2023 period primarily due to (i) lower operating cash flows from Altman, including the impact of negative operating cash flows associated with Altman Living, including Altman Builders, and (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses in 2024 as compared to 2023, partially offset by higher cash flows from operating activities at Renin, which includes the impact of Renin's efforts to decrease its inventory balances.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities increased by $28.2 million during the nine months ended September 30, 2024 compared to the same 2023 period primarily due to (i) proceeds from the repayment of the $35.0 million BVH note receivable in 2024, (ii) higher redemptions and lower purchases of securities available for sale in the 2024 period as compared to the 2023 period, (iii) lower purchases of property and equipment, which reflects lower capital expenditures by IT’SUGAR related to new and expanded store locations, and (iv) cash paid for the acquisition of the Altman Companies in 2023, partially offset by (i) cash acquired in the consolidation of the real estate joint ventures during 2023, and (ii) higher return of investment in and advances to unconsolidated real estate joint ventures in 2023.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $22.2 million during the nine months ended September 30, 2024 compared to the same 2023 period primarily due to (i) borrowings on the construction loan related to the development of Altis Grand Kendall, and (ii) lower distributions to noncontrolling interests, partially offset by (i) the repurchase of 500,000 shares of the Company's Class A Common Stock in a private transaction during 2024, and (ii) the payment of debt issuance costs in connection with the amendment and restatement of Renin's TD Bank Credit Facility.

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

Commitments

The Company’s material commitments as of September 30, 2024 included the required payments due on notes payable and other borrowings and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2024 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$1,884	84,394	—	—	(51)	86,227
Noncancelable operating leases	7,502	53,249	42,815	62,742	—	166,308
Payment for purchase of an additional 10% interest in Altman Living (2)	—	—	2,350	—	—	2,350
Payments for the purchase of IT'SUGAR's Class B Units	—	652	—	—	—	652
Total contractual obligations	9,386	138,295	45,165	62,742	(51)	255,537
Interest Obligations (3)
Notes payable and other borrowings	1,719	10,402	—	—	—	12,121
Total contractual interest	1,719	10,402	—	—	—	12,121
Total contractual obligations	$11,105	148,697	45,165	62,742	(51)	267,658

(1)	The above table excludes certain additional amounts that the Company may invest in the joint ventures sponsored by Altman Living and Altman Logistics.
(2)

The $2.4 million represents the amount owed by Altman to Mr. Altman following BBXRE’s acquisition of Altman Living in January 2023, which is payable upon the earlier of the termination of Mr. Altman's employment with Altman Living or November 30, 2028.

(3)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rates on variable rate debt remain the same as the rates as of September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash, cash equivalents, and short-term investments of $104.0 million, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Management believes that the Company has sufficient liquidity for the foreseeable future to fund operations, including anticipated working capital, capital expenditures, and debt service requirements, and to respond to the challenges the Company faces related to, among other things, inflationary trends, higher interest rates, and the current economic environment. However, as previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

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

In May 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share in a privately negotiated transaction under its share repurchase program. As of September 30, 2024 the Company was authorized under the share repurchase program to purchase an additional $9.6 million of shares of the Company's Class A and Class B Common Stock.

Altman

Altman Living

Although Altman Living generates revenues from the performance of development management, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects sponsored by it, a significant component of the profits expected to be generated by Altman through the operations of Altman Living is primarily through the equity distributions that Altman receives through its investment in the managing member of such joint ventures sponsored by Altman Living. Therefore, as the timing of any such distributions to Altman is generally contingent upon the sale or refinancing of a completed development project, it is generally anticipated that Altman will be required to fund (i) ongoing operating costs and predevelopment expenditures of Altman Living and (ii) equity investments in the managing member of any newly formed development joint ventures. Further, as previously disclosed, as a result of current market conditions, Altman Living previously determined that many projects in its development pipeline no longer met its investment criteria, and Altman Living wrote-off various predevelopment expenditures during prior periods as it no longer expected to be reimbursed for such expenditures upon the formation of a development joint venture. Further, previously anticipated fee income will not be generated from such development projects that are no longer in its development pipeline, and Altman Builders has also incurred unanticipated losses in 2023 and 2024 as a result of the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders. As a result, Altman currently anticipates that it will fund in excess of $7.0 million to Altman Living during the remaining three months of 2024 for ongoing operating costs and losses, working capital, predevelopment expenditures, and contributions to certain existing development joint ventures for cost overruns. In addition, although Altman previously expected that Altman Living and its affiliates may invest in the managing member of a new development joint venture in late 2024, Altman currently expects that such investment will occur in 2025.

Altman Logistics

Although Altman Logistics anticipates that it will generate revenues from development management services provided to the joint ventures that are formed to invest in the development projects sponsored by it, a significant component of the profits expected to be generated by Altman through the operations of Altman Logistics is through equity distributions that Altman expects to receive through its investment in the managing member of joint ventures sponsored by Altman Logistics. Therefore, because Altman Logistics is a new platform within Altman and has only more recently commenced its development projects, the timing of any expected distributions to Altman will generally depend upon the sale or refinancing of a completed development project, Altman is currently required to fund (i) ongoing operating costs and predevelopment expenditures of Altman Logistics and (ii) equity investments in the managing member of any newly formed development joint ventures. Altman currently expects that it will fund in excess of $3.0 million to Altman Logistics during the remaining three months of 2024 for predevelopment expenditures, ongoing operating costs, and potential investments in new and existing developments, including The Park at Davie, The Park at Lakeland, and Apex Logistics at Parsippany. These estimates are based on Altman Logistics’ current pipeline of potential development projects; however, there is no assurance that Altman Logistics will commence any or all of the new developments in its project pipeline.

In connection with the development of The Park at Davie, the Company currently expects to ultimately invest a net amount of approximately $5.1 million in the development joint venture based on an expected 20% ownership interest in the venture. However, as previously disclosed, the Company currently has a 50% ownership interest in the venture, and its ownership interest in the venture will not decrease to 20% until the joint venture is recapitalized upon satisfaction of conditions related to the ability to proceed with construction and the origination of debt financing for the development. As a result, in July 2024 in connection with the joint venture’s acquisition of the land expected to be developed into The Park at Davie, the Company invested $11.9 million in the joint venture and may invest additional amounts in the venture for predevelopment expenditures based on its 50% ownership interest until the joint venture is recapitalized, at which time the Company will receive a return of its capital and its investment will decrease to the above described $5.1 million. The aforementioned net funding of $3.0 million that Altman expects to provide Altman Logistics during the remaining three months of 2024 assumes that The Park at Davie joint venture is not recapitalized until 2025 and that Altman Logistics’ investment in the venture will not decrease to the above described $5.1 million until such time.

During 2023, Altman contributed $5.0 million of cash and cash equivalents to a wholly-owned subsidiary that was formed to provide construction completion and cost overrun guarantees to development joint ventures sponsored by Altman Logistics and provide guarantees, including repayment guarantees, on debt financing related to such developments. As a result of minimum liquidity requirements included in the current guarantees provided by the subsidiary, such cash is classified as restricted cash in the Company’s statement of financial condition as it is restricted from being utilized in Altman’s other operations. Based on its current pipeline of potential development projects, Altman contributed an additional $5.0 million to the subsidiary during the third quarter of 2024 in order to meet minimum liquidity requirements expected to be included in guarantees for such future developments.

In addition to the land already acquired by Altman Logistics for the development of logistics facilities, Altman Logistics as of September 30, 2024 had also entered into agreements for an aggregate purchase price of approximately $47.3 million to acquire three land parcels for the purpose of developing logistics facilities. The Apex Logistics at Parsippany parcel was acquired in October 2024, and due diligence on one parcel has been completed and the deposit is nonrefundable. The agreement for the other parcel is subject to various contingencies, and the escrowed deposit paid by Altman in connection with the agreement is currently refundable.

If Altman Logistics moves forward with these projects, while there is no assurance that it will be the case Altman expects that it will develop the projects through joint ventures with third party investors and, in such case, that it will seek third party debt and equity financing for the land and development costs, assign the purchase agreements to the applicable joint ventures formed with the third party equity investors, and fund its share of the land and development costs as the managing member of the applicable joint ventures.

Other

The operating agreements of certain real estate joint ventures in which Altman is an investor contain customary buy-sell provisions which could result in either the sale of Altman’s interest or the use of available cash to acquire the partner’s interest, and the Company’s commitments and liquidity requirements described above do not include amounts that the Company would pay in connection with the initiation of these provisions.

BBX Sweet Holdings

IT’SUGAR currently expects that it may incur up to $2.0 million of capital expenditures during the remaining three months of 2024 to fund construction costs associated with leases for new retail locations and the expansion of existing retail locations. However, IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. IT’SUGAR is also continuing to evaluate additional retail locations beyond those locations currently identified in its pipeline, and it may incur additional capital expenditures as a result of the execution of lease agreements for additional locations. In the event the opening of certain stores are delayed from 2024 to 2025, such capital expenditures may be incurred in 2025 instead of 2024.

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

Credit Facilities with Future Availability

As of September 30, 2024, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

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

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, Altman agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan portion of the amended and restated facility. During the period between closing and December 31, 2024, if Renin is not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital may make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated facility. In September 2024, based on Renin's operating results for the month of August 2024, BBX Capital made a $0.5 million capital contribution to Renin to cure the noncompliance with the TD Bank facility operating results financial covenant. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to receive a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. However, pursuant to the terms of the TD Bank Credit Facility, if Renin is not in compliance with its financial covenants and BBX Capital does not contribute capital to Renin to cure the noncompliance, TD Bank can declare Renin in default and foreclose on the collateral. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank. BBX Capital's management will continue to evaluate the operating results, financial condition, commitments, and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of September 30, 2024, the outstanding amount under the revolving line of credit was $14.1 million, and the outstanding term loan balance was $1.7 million, with a combined effective interest rate of 8.0%. As of September 30, 2024, Renin was in compliance with the financial covenants under the TD Bank Credit Facility and had $3.7 million of contractually committed availability under the credit facility based on its eligible collateral and required minimum excess availability.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of September 30, 2024, the outstanding balance of the credit facility was $4.6 million and the effective interest rate was 8.5%.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provided for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent multiplied by the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, Altman has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility. As of September 30, 2024, the outstanding balance under the credit facility was $5.0 million, and the effective interest rate was 6.50%.

Comerica Letter of Credit Facility - Altman Living LOC Facility

Altman Living has a credit facility (the “Altman Living LOC Facility") with Comerica Bank pursuant to which Comerica has committed to provide letters of credit on behalf of Altman Living up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman Living LOC Facility currently expires in April 2026 and requires Altman Living to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman Living LOC Facility is guaranteed by Altman Living Guaranty.

As of September 30, 2024, Altman Living had one letter of credit outstanding under the facility with an aggregate balance of $0.8 million.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its subsidiaries and unconsolidated real estate joint ventures as described in further detail in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of many of these joint ventures in its financial statements. As of September 30, 2024 and December 31, 2023, the Company’s investments in these joint ventures totaled $62.1 million and $44.1 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity financing. BBX Capital generally does not directly guarantee the financing of these joint ventures, other than as described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report and further described below. Further, while the Company is typically not obligated to fund additional capital to these joint ventures; the Company’s interest in a joint venture may be diluted if the Company elects not to fund capital call from a joint venture. The Company believes that the maximum exposure to losses from these joint ventures is approximately $82.1 million, which represents the carrying amount of the Company's investments in these joint ventures and the restricted cash held by Altman Living and Altman Logistics, as further described below.

As described in Notes 6 and 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Altman Living Guaranty, a consolidated VIE, provides repayment, cost overrun, and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by Altman Companies and also provides cost overrun, construction completion and environmental guarantees to such ventures. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that Altman Living Guaranty could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. Altman Living Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of September 30, 2024, Altman Living Guaranty has been funded with $10.0 million in cash and cash equivalents, and Altman Living Guaranty must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Note 14 to the Company’s condensed consolidated financial statements included in Item 1 of this report, Altman Logistics Guaranty, LLC is a consolidated wholly-owned subsidiary that was established to provide repayment, cost overrun, construction completion and environmental guarantees related to third party construction loans obtained by real estate joint ventures sponsored by Altman Logistics and cost overrun and construction completion to such ventures. As a result of The Park at Delray joint venture closing on debt financing for the first phase of its development project in April 2024, the maximum amount of future payments that Altman Logistics Guaranty could be required to make under the repayment guarantees is $31.3 million on aggregate joint venture indebtedness of $31.3 million. Altman Logistics Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. As of September 30, 2024, Altman Logistics Guaranty has been funded with $10.0 million in cash and cash equivalents, and Altman Logistics Guaranty is required to maintain a net worth of not less than $10.0 million as a result of its current and anticipated guarantees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BBX CAPITAL, INC.

November 12, 2024	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

November 12, 2024	By:	/s/ Brett Sheppard
Brett Sheppard, Chief Financial Officer