Form 10-K
period 2024-12-31
BBX Capital, Inc.
filed 2025-03-24
CIK 1814974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☒     Emerging growth company ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, was $57.0 million (computed by reference to the price at which the common stock was sold).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 11, 2025 is as follows:

Class A Common Stock of $.01 par value, 10,389,013 shares outstanding.
Class B Common Stock of $.01 par value, 3,854,194 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

BBX Capital, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2024

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

As of September 30, 2024, the Company rebranded its real estate division under the Altman name. In the rebranding, BBX Capital Real Estate changed its name to Altman, its multifamily apartment development division changed its name from The Altman Companies, LLC to Altman Living, LLC ("Altman Living"), and its logistics development division changed its name from BBX Logistics Properties, LLC to Altman Logistics Properties LLC ("Altman Logistics"). In addition, ABBX Guaranty, LLC, which provides guarantees on Altman Living's multifamily apartment developments, changed its name to Altman Living Guaranty, LLC ("Altman Living Guaranty"), and BBX Industrial Guaranty, LLC, which provides guarantees on Altman Logistics' developments, changed its name to Altman Logistics Guaranty, LLC ("Altman Logistics Guaranty"). Altman also formed a new company, Altman Opportunity Investments, LLC ("Altman Opportunity Investments"), for its investments in real estate and other assets, including real estate developments not sponsored by Altman. These changes were made with the goals of leveraging the Altman brand and operating infrastructure across all of the Company’s real estate operations and simplifying communications with current and prospective lenders, joint venture partners, and vendors.

Spin-Off from Bluegreen Vacations Holding Corporation ("BVH")

Prior to September 30, 2020, the Company was a wholly-owned subsidiary of BVH, whose principal holdings were Bluegreen Vacations Corporation, Altman, BBX Sweet Holdings, and Renin. On September 30, 2020, BVH completed a spin-off which separated BVH’s business, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continued to hold its investment in Bluegreen, and (ii) BBX Capital, which continued to hold all of BVH’s other businesses and investments, including Altman, BBX Sweet Holdings, which owns IT’SUGAR, LLC (“IT’SUGAR”), and Renin. Following the spin-off, BVH ceased to have an ownership interest in the Company, and BVH's shareholders who received shares of BBX Capital’s Common Stock in the distribution became shareholders of the Company.

In connection with the spin-off, BVH issued a $75.0 million note payable to the Company that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were scheduled to become due and payable on September 30, 2025 or earlier upon certain other events. In November 2023, BVH entered into a merger agreement with Hilton Grand Vacations Inc. (“HGV”) pursuant to which BVH was acquired by HGV in January 2024. In connection with the acquisition, the then outstanding note payable balance of $35.0 million plus accrued interest owed to the Company was repaid in full.

In October 2020, BBX Capital’s Class A Common Stock commenced trading on the OTCQX Best Market under the ticker symbol “BBXIA,” and its Class B Common Stock commenced trading on the OTC Pink Market under the ticker symbol “BBXIB.”

Strategic Update

Recent headwinds and challenges have resulted in significant economic uncertainty and operating losses at the Company's subsidiaries. These challenges include (i) volatility and turmoil in the economy and markets, (ii) the deterioration of the economy generally, (iii) a forecast of a possible recession and increased unemployment as a result of, among other things, the restructuring of the federal government and increased uncertainty in the markets, (iv) decreased discretionary spending by consumers and lower traffic in our retail locations, (v) inflationary conditions, (vi) elevated interest rates, (vii) announced new and additional tariffs, and (viii) supply chain issues. Further, the Company and its subsidiaries are currently structured for scale and growth that are not supported by current economic conditions, and as a result, the Company is reviewing the go forward operations and strategies of all of its subsidiaries. In addition, as previously disclosed, the Company's assets do not generate income on a regular or predictable basis, and the Company regularly reviews the performance of its subsidiaries and investments. The Company and its predecessors have in the past been faced with recessionary and economic turmoil and learned from those experiences the importance of responding quickly to such challenges faced. Based on the Company’s review of the challenges and volatility of the current environment, the Company is considering a full range of strategic alternatives with respect to its holdings and operations in an effort to mitigate losses, reduce costs, and maximize liquidity. In particular, the Company had $87.7 million in cash and cash equivalents as of December 31, 2024, and we are focused on preserving cash at the Company and in each of our subsidiaries. Alternatives under consideration include various cost saving measures, the possible sale of subsidiaries and investments, the possible termination of certain operations, a pause or slow down of certain operations and new or ongoing development activity, and the possible deregistration of the Company's securities and suspension of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), all with the goal of reducing expenses and maximizing liquidity. The Company’s Class A Common Stock is currently traded on the OTCQX, and its Class B Common Stock is currently traded on the OTC Pink Market. If the Company deregisters its securities and suspends its reporting obligations under the Exchange Act, the Company currently anticipates that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market and would in such case provide financial information through the OTCIQ rather than the SEC. We expect to make a decision regarding the possible deregistration of our common stock during the second quarter of 2025. There is no assurance that any strategic alternatives will be pursued or achieve the intended results. Further, the implementation of some or all of the strategic alternatives could result in the recognition of material impairment losses and writedowns in future periods.

Our Businesses

BBX Capital’s principal holdings are Altman, BBX Sweet Holdings and Renin.

Altman

Overview

Altman is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities primarily located in Florida. As part of its real estate development activities, Altman invests in developments primarily through joint ventures in which it serves as the managing member, and Altman also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Altman primarily operates through (i) Altman Living, a developer and manager of multifamily apartment communities, (ii) Altman Logistics, a developer of warehouse and logistics facilities, and (iii) Altman Opportunity Investments, which was formed to invest in real estate developments not sponsored by Altman and manage the legacy assets held by the Company. As of December 31, 2024, Altman had approximately $353.7 million of consolidated assets, and the carrying amount of the Company’s investment in Altman was approximately $237.8 million.

Business Update

Current economic and market conditions, including, among other things, (i) elevated interest rates, (ii) inflationary conditions, (iii) volatility and turmoil in the economy and markets, (iv) announced new and additional tariffs on products sourced from international markets, (v) uncertainty of credit markets, and (vi) supply chain issues, have had a material adverse effect on Altman’s business, results of operations, and financial condition. Such conditions have adversely impacted, among other things, (i) the cost to develop and construct existing and prospective development projects, (ii) the cost and availability of debt and equity financing for existing or prospective development projects, (iii) the anticipated profitability of existing and prospective development projects, (iv) the availability of investors interested in acquiring stabilized rental properties, and (v) Altman's plans to deploy capital in investments in new development opportunities.

In light of the foregoing, Altman is reviewing its go forward operations and strategies, particularly as Altman Living and Altman Logistics are currently structured for scale and growth that are not supported by current economic conditions, and is currently focused on the implementation of cost-savings and cash preservation measures to mitigate the impacts of current economic conditions on its business.

Investments

Altman currently holds investments in a diverse portfolio of real estate developments, including multifamily rental apartment communities, warehouse and logistics facilities, single-family master-planned for sale communities, mixed-used properties, and other legacy assets. The following provides a description of certain of these investments.

Multifamily Rental Apartment Communities – Altman Living

Altman Living is an integrated platform engaged in the development and sale of multifamily apartment communities. Since 1968, these companies and their predecessors have developed and managed more than 27,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. Altman Living currently operates through the following companies:

●

Altman Development (“ADC”) – Altman Living owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), identifies development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by Altman Living and earns a development fee for its services.

●

Altman Management (“AMC”) – Altman Living currently owns 50% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by Altman Living prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in development projects originated by Altman Living and earns a management fee for its services.

●

Altman Builders (formerly known as Altman-Glenewinkel Construction) – Altman Living currently owns 100% of Altman Builders, which primarily performs general contractor services for a majority of the multifamily apartment communities developed by Altman Living and also sometimes performs such services for unaffiliated developers. Other than development projects for which a third-party general contractor is used, Altman Builders enters into a general contractor agreement with each joint venture that is formed to invest in development projects originated by Altman Living and earns a general contractor fee for its services.

As part of its activities through Altman Living, Altman also invests in the managing member of the joint ventures that are formed to invest in development projects originated by Altman Living. The operating agreements governing the joint ventures sponsored by Altman Living generally provide that the holders of the non-managing membership interests are entitled to distributions based on their pro-rata share of the capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive such amounts, distributions are based on specified allocations of the remaining amounts available for distribution, with the holders of the managing membership interests receiving an increasing percentage of the distributions. As a result, Altman’s overall economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of its contributed capital in the ventures.

As the operating companies comprising Altman Living have historically incurred operating costs in excess of the fees earned from the development projects, the distributions of net profits from such investments in the managing member of the development joint ventures originated by Altman Living have historically been a significant driver of Altman Living’s results of operations.

From November 2018 through January 2023, Altman and Mr. Joel Altman each owned a 50% equity interest in Altman Living. On January 31, 2023, (the “Acquisition Date”), Altman closed on the acquisition of an additional 40% equity interest in Altman Living from Mr. Altman pursuant to the terms of the operating agreement of Altman Living. In connection with the acquisition, Altman also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the arrangement for the acquisition of the remaining 10% equity interest, the parties agreed that Mr. Altman will remain employed by Altman Living and that the remaining $2.4 million payment for the 10% interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from Altman Living or (ii) November 30, 2028. In addition, the parties agreed to various terms pursuant to which Mr. Altman may invest in new development projects subsequent to the Acquisition Date.

As a result of the transaction, Altman is entitled to nominate all members of the executive committee responsible for the management of Altman Living (although Altman has to date continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to Altman Living. Further, Altman is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by Altman Living subsequent to the Acquisition Date. However, as discussed in Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated by Altman Living prior to the Acquisition Date.

Altman Living Guaranty

As of December 31, 2024, Altman and Mr. Altman had each contributed $5.0 million to Altman Living Guaranty (formerly known as ABBX Guaranty, LLC), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures formed by Altman Living. Under the terms of the operating agreement of Altman Living Guaranty, Altman and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that Altman Living Guaranty is no longer providing guarantees related to such development joint ventures, Altman will generally acquire Mr. Altman’s equity interest in Altman Living Guaranty based on his then outstanding capital in Altman Living Guaranty.

Active Developments Sponsored by Altman Living

As of December 31, 2024, Altman had the following investments in seven active developments sponsored by Altman Living that are accounted for under the equity method of accounting (dollars in thousands):

Project	Location	Apartment Units	Project Status at December 31, 2024	Carrying Value of Investment at December 31, 2024 (1)
Altis Grand Central	Tampa, Florida	314	Stabilized - 95% Occupied	$589
Altis Lake Willis Phase 1	Orlando, Florida	329	Construction complete. In Lease-Up	7,277
Altis Lake Willis Phase 2	Orlando, Florida	230	Construction complete. In Lease-Up	3,724
Altis Grand at Suncoast	Lutz, Florida	449	Construction complete. In Lease-Up	10,962
Altis Blue Lake	West Palm Beach, Florida	318	Construction complete. In Lease-Up	5,448
Altis Santa Barbara	Naples, Florida	242	Construction complete. In Lease-Up	9,030
Altis Grand Twin Lakes	Orlando, Florida	346	Under Construction - Expected Completion in 2025	6,558

(1)

The Company consolidates the managing members of development joint ventures sponsored by Altman Living, including developments in which Mr. Altman and other affiliates have also invested in the managing members. As a result, the carrying value of the Company’s investments in real estate joint ventures included in the table above includes investments that are owned by Altman and noncontrolling interests in the respective joint ventures, including those owned by Mr. Altman.

In addition to the above unconsolidated developments, Altman consolidates the Altis Grand Kendall and the Altis Grand Bay joint ventures.

Altis Grand Kendall

The Altis Grand Kendall joint venture is developing a 342-unit multifamily apartment community in Kendall, Florida. Construction of the community is expected to be substantially completed in early 2025, and delivered units are currently being leased. As of December 31, 2024, the Company’s consolidated statement of financial condition includes $101.9 million of construction costs incurred that are included in real estate, a $65.5 million balance on a construction loan facility with TD Bank, and $34.9 million of noncontrolling interests related to the development.

Altis Grand Bay

Altman and Altman Living formed the Altis Grand Bay joint venture to seek entitlements, fund predevelopment costs, and seek development financing for a potential 336-unit multifamily apartment community in Miami, Florida. In connection with the formation of the joint venture, the Company initially invested $0.7 million in the joint venture in exchange for a 50% membership interest and assigned a purchase and sale agreement for the acquisition of the land related to the development to the joint venture. Upon obtaining entitlements and sourcing development financing, including equity and debt financing, the joint venture currently expects to form a separate joint venture with third party investors to acquire and develop the land. However, there is no assurance that the venture will close on the land or be able to obtain entitlements or development financing for the development on acceptable terms, or at all, and the joint venture may be required to recognize losses related to predevelopment expenditures incurred if it does not proceed with the development.

Warehouse and Logistic Facilities - Altman Logistics

Business Overview

In 2021, Altman established Altman Logistics to focus on the development of infill warehouse and logistics facilities both in Florida and in geographic locations outside of Florida.

Similar to Altman Living, Altman Logistics provides development management services related to the development of warehouse and logistics facilities and also invests in the managing member of joint ventures formed to invest in such development projects.

Active Developments Sponsored by Altman Logistics

As of December 31, 2024, Altman had the following investments in five joint ventures sponsored by Altman Logistics that are accounted for under the equity method of accounting (dollars in thousands):

Project	Location	Proposed Square Feet of Leasable Area Under Development	Project Status at December 31, 2024	Carrying Value at December 31, 2024
Apex Logistics Park at Delray	Delray, Florida	593,000	Acquired land in 2023. Obtained debt financing for first phase of development and commenced construction of the first phase in the second quarter of 2024.	$2,962
Apex Logistics at Lakeland	Lakeland, Florida	210,000	Acquired land in 2024. Obtained debt financing in March 2025 and expect to obtain site plan approval and commence construction in the first half of 2025.	2,056
Apex Logistics Park at Davie (1)	Davie, Florida	180,000	Acquired land, and obtained site plan approval in 2024. Obtained debt financing in March 2025 and expect to commence construction in the first half of 2025.	13,396
Apex Logistics at Parsippany	Parsippany, New Jersey	140,000	Acquired land and obtained site plan approval in 2024. Obtained debt financing and commenced construction in early 2025.	2,058
Apex Logistics at Hamilton	Hamilton Township, New Jersey	170,800	Acquired land, obtained site plan approval, and closed on construction financing in 2024. Expect to commence construction in 2025.	1,532

(1)  As further described below, Alman Logistics received an approximately $8.0 million return of its capital contribution in March 2025 in connection with the recapitalization of the joint venture.

Single Family Developments

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

As of December 31, 2024, Altman had substantially completed its primary activities as the master developer of the Beacon Lake Community, including the development and sale of the 1,177 lots comprising Phases 1 through 3 of the community and the sale of the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder. Further, as of December 31, 2024, Altman has collected substantially all of the contingent purchase price due from homebuilders upon the sale of homes by the homebuilders.

JX Properties

As of December 31, 2024, Altman owned approximately 505 acres of land in Palm Coast, Florida, with a carrying amount of $7.1 million, and had entered into a contract with a homebuilder to sell lots to the homebuilder in phases over the next 5-6 years for the purposes of developing a community expected to be comprised of approximately 650 single-family homes. The agreement pursuant to which Altman will sell lots to the homebuilder provides for a base purchase price that will be paid to Altman upon the sale of the lots to the homebuilder and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilder will receive from the sale of the completed homes. Altman currently expects that it will sell the first phase of lots to the homebuilder in 2025.

Sky Cove South

In February 2021, Altman invested $4.9 million in the Sky Cove South joint venture, which was formed to develop Sky Cove South at Westlake, a residential community expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the year ended December 31, 2024, Altman recognized $0.7 million of equity earnings from the joint venture. As of December 31, 2024, the joint venture had sold all of the 197 homes in the community.

Mixed Use Development

The Main Las Olas

As of December 31, 2024, Altman had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was completed during 2022, and in April 2024, the joint venture sold its ownership interests in the residential tower and a portion of the ground floor retail. As a result of that sale, during the year ended December 31, 2024, Altman received a distribution of $2.1 million from the joint venture and recognized $1.7 million of equity earnings from the joint venture. As of December 31, 2024, the office tower and retail space still owned by the joint venture were substantially leased. BBX Capital leases 32,166 square feet of space in the office tower for its corporate headquarters pursuant to a lease agreement with the joint venture that has an initial term that ends in 2032.

Legacy Assets

As of December 31, 2024, Altman owned various legacy assets, including loans receivable and real estate with a carrying amount of $2.1 million and $3.7 million, respectively, acquired in connection with the Company's sale of BankAtlantic in 2012. The majority of the legacy assets do not generate cash flow on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

Altman generated substantial income from the legacy asset portfolio over the past decade, as the majority of the loans receivable and real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008. Altman believes that the monetization of the portfolio is substantially complete and currently expects significantly lower earnings relating to the remaining assets in future periods compared to those earnings generated in more recent years. However, as of December 31, 2024, Altman continued to own approximately 80 acres of vacant mountain land in Summit County, Utah. Altman is evaluating the value of the property and the viability of developing the land based on the recent development of land in proximity to the site that indicates that there may be significant value in selling or developing the site. However, there is no assurance regarding Altman’s ability to sell or develop its ownership of the property.

Altman is also continuing its efforts to collect legal judgments against past borrowers held in this portfolio, and although such collection efforts have continued to generate income for Altman over the past several years, there is significant uncertainty as to the collection of any additional significant amounts in future periods.

BBX Sweet Holdings

Overview

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer in over 100 retail locations in the United States and one location in Canada whose products include bulk candy, candy in giant packaging, and licensed and novelty items, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. Through August 2023, BBXSH owned over 90% of the equity interests in IT'SUGAR. In August 2023, BBXSH acquired the remaining equity interest in IT’SUGAR, and IT’SUGAR became a wholly-owned subsidiary of the Company. As of December 31, 2024, BBXSH had approximately $164.3 million of consolidated assets, and the carrying amount of the Company’s investment in BBXSH was approximately $33.7 million.

Current economic conditions, including a significant decline in consumer demand, inflationary conditions that have increased product and operating costs and reduced operating margins, and disruptions in global supply chains, have had a material adverse effect on BBX Sweet Holdings’ business, results of operations, and financial condition. Further, the Company expects that the impact of these factors have been, and may be further, compounded by (i) a shift in consumer diets in connection with weight loss programs (including GLP-1), (ii) increased volatility and turmoil in the economy and markets, and (iii) the implementation of new or additional tariffs on products sourced from international markets.

In addition to the impact of macroeconomic conditions on BBX Sweet Holdings’ operations, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire over the next several years, and the expiration of such leases would likely result in a further degradation of its revenues and operating results. IT’SUGAR had been seeking to mitigate the impact of upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases and, (ii) evaluating alternative retail locations within the same markets., and (iii) evaluating new locations, with a focus on identifying smaller format locations. While IT’SUGAR currently has leases to open seven retail locations in the first quarter of 2025, it does not have any further scheduled new store openings beyond March 2025.

In light of the foregoing, BBX Sweet Holdings is reviewing its go forward operations and strategies and is currently focused on the implementation of cost-savings measures to mitigate the impacts of current economic conditions on its business. Further, as a result of current economic conditions and BBX Sweet Holdings’ operating results, the Company expects that BBX Sweet Holdings will require additional capital contributions to fund operations and any investments. However, the Company has no obligation to make any additional contributions and may determine not to provide additional funding or capital to BBX Sweet Holdings or its businesses.

Renin

Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing activities, Renin sources various products and materials from China, Brazil, and certain other countries. As of December 31, 2024, Renin had approximately $71.6 million of consolidated assets, and the carrying amount of the Company’s investment in Renin was approximately $35.7 million.

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

For the year ended December 31, 2024, Renin’s retail, commercial, and direct installation channels comprised approximately 56%, 25%, and 19%, respectively, of its net sales.

During the year ended December 31, 2024, Renin’s total revenues included $61.7 million of trade sales to three major customers and their affiliates and $38.8 million of revenues generated outside the United States. For the year ended December 31, 2024, revenues from the three major customers and their affiliates respectively represented $18.3 million (or 5.9%), $28.4 million (or 9.2%), and $15.1 million (or 4.9%) of the Company’s total revenues. Renin’s long-lived assets located outside the United States, which includes properties, equipment, and right of use assets, had a carrying amount of $9.8 million as of December 31, 2024.

Business Update

Similar to the Company’s other subsidiaries, current economic conditions, including a significant decline in consumer demand, inflationary conditions that have increased product and operating costs and reduced operating margins, disruptions in global supply chains, and elevated interest rates, have had a material adverse effect on Renin’s business, results of operations, and financial condition. Although Renin has more recently experienced improvements in its operating results as a result of price increases, a decrease in rates for shipping products from overseas, and initiatives to reduce the costs associated with its manufacturing and distribution facilities, economic conditions have had and may continue to have negative impacts on Renin’s operations. Further, the Company expects that the impact of these adverse factors have been, and may be further, compounded by, among other things, increased volatility and turmoil in the economy and markets and the implementation of new or additional tariffs on products and commodities sourced from international markets and products sold by Renin into international markets.

In light of the foregoing, Renin is reviewing its go forward operations and strategies and is currently primarily focused on (i) expanding and updating its product mix with new and existing customers in an effort to address changes in consumer preferences and improving its sales, (ii) identifying alternative sources of raw materials and finished goods to mitigate the impact of tariffs, and (iii) the continued implementation of cost-savings measures to mitigate the impact of current economic conditions on its business. However, there is no assurance that these strategies will be successful. Although the Company has previously provided significant capital to Renin for working capital and the repayment of debt, the Company has no obligation to make any additional contributions and may determine not to provide additional funding or capital to Renin.

Other Investments

In addition to its principal holdings, the Company had investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provides risk management advisory services to the Company and its affiliates. In December 2024, the Company's sold its interest in the restaurant to an unrelated third party. Prior to February 2023, the Company's risk management subsidiary acted as an insurance agent for the Company, its affiliates, and other third parties; however, in February 2023, substantially all of the assets of the insurance agency business were sold to an unaffiliated third party. Further, through January 2024, the Company continued to provide risk management advisory services to BVH. However, in January 2024, BVH was acquired by HGV, and although the Company temporarily provided transition services related to risk management to BVH and HGV, the Company is no longer providing such risk management advisory services. As a result of these events, the Company's risk management subsidiary primarily focused on risk management services for the Company and its subsidiaries until February 2025, at which time the risk management subsidiary ceased operations and its functions became a corporate function.

Regulatory Matters

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As indicated above, the Company is considering the possible deregistration of the Company's securities under the Exchange Act, which would also suspend the Company's reporting obligations under the Exchange Act. Although the Company may not proceed with deregistration, if the Company deregisters its securities under the Exchange Act, it is expected that the Company’s securities which are currently traded on the OTCQX will subsequently be traded in the OTC Pink Market and that future financial information would be made available through the OTCIQ.

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

Human Resources

As of December 31, 2024, the Company and its subsidiaries had approximately 1,298 employees, including 837 employees at IT’SUGAR. We believe that our relations with our employees are satisfactory.

Approximately 18 employees and 14 subcontractors in a division of Renin located in Canada are part of a union which negotiates the terms and conditions of their employment, including pay rates, working hours, certain employee benefits, and procedures for settlement of labor disputes. Renin is in the early stages of negotiations with this union, and there is a possibility that union members in this division could go on strike if a new collective bargaining agreement is not executed.

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

Altman invests in the development of multifamily apartment communities through Altman Living and has experienced increased competition from real estate investors and developers which has resulted in, among other things, (i) an increase in the cost of land, (ii) limitations on the number of available development opportunities in the markets in which Altman Living operates, and (iii) increased competition for tenants as a result of the increasing supply of multifamily housing in the communities in which Altman Living has been active. In addition, Altman has more recently begun to invest in the development of warehouse and logistics facilities through Altman Logistics, and this class of asset within the real estate market, particularly in in-fill markets, has in recent years experienced increased competition from investors and developers of real estate due to an increase in demand for warehouse and logistics space. Further, no lease agreements have been executed for logistics space at Altman Logistics’ development projects, and the competition for such tenants may be significant.

Renin’s products are primarily sold to large retailers and wholesalers, and it experiences intense competition from others, including importers of foreign products. Further, as Renin itself is engaged in various cross border transactions, including the import of products and raw materials into the United States from international markets and the sale of products from the United States into international markets, the imposition of tariffs on goods coming in or going out of the United States may adversely impact Renin’s ability to compete with entities focused on domestic operations.

Four unaffiliated companies in the confectionery industry currently account for the majority of the industry’s revenues, reflecting significant concentration and competition in the industry in which BBX Sweet Holdings operates.

Implications of Being an Emerging Growth Company

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we have taken advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. If we do not deregister our securities, we expect to continue to take advantage of certain of the exemptions available to emerging growth companies until December 31, 2025 (the end of the fifth fiscal year following the initial public issuance of our common stock in connection with the spin-off from BVH) or such earlier time that we no longer qualify as an emerging growth company. However, as indicated above, the Company is considering the deregistration of its securities and suspension of its reporting obligations under the Exchange Act. In such case, the Company currently expects that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market instead of the OTCQX and that its financial information would be submitted to the OTCIQ rather than the SEC.

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the real estate development and construction industry in which Altman operates, the home improvement industry in which Renin operates, and the confectionery industry in which BBX Sweet Holdings operates.

The various factors include, but are not limited to:

●

Risks and economic uncertainties and volatility, including inflationary trends, increased costs of labor, freight, shipping and materials, and higher volatile interest rates, and the Company’s ability to pass along the increased costs to its customers, all of which could adversely impact the profitability of the Company’s operating businesses;

●

Risks and uncertainties of supply chain disruptions on the Company’s businesses which has resulted in higher costs of inventory and may result in the Company being unable to obtain or manufacture sufficient amounts of products or maintain sufficient inventory;

●	Risks associated with tariffs which may result in higher costs of inventory, equipment and raw materials, including construction products;
●	Risks that labor shortages may result in issues relating to the hiring or retention of employees, increased employee turnover, and demands for higher wages;
●

Risks related to BBX Capital’s indebtedness and the indebtedness of its subsidiaries, including Renin and BBX Sweet Holdings, including the potential for accelerated maturities and required payments necessitated by debt covenants;

●	Risks and uncertainties affecting BBX Capital and its ability to successfully implement its current business strategies and its ability to generate earnings under those current business strategies;
●

The performance of entities in which BBX Capital has made investments may not be profitable or achieve anticipated results and the risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;

●

Risks associated with acquisitions, asset or subsidiary dispositions, or debt or equity financings which the Company may consider or pursue from time to time, including asset or subsidiary dispositions for consideration less than the current book value of such investments or operations;

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

●	The Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;
●	The ability of BBX Capital’s subsidiaries to compete in the highly competitive industries in which they operate;
●	The Company’s relationships with key customers and suppliers may be materially diminished or terminated;
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

●

Any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors;

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

●	The impact of economic, competitive, and other factors affecting Altman and its assets, including the impact of a decline in real estate values on Altman’s business and the value of Altman’s assets;
●

Risks that the benefits of the Company's investment and higher costs associated with Altman Living and Altman Logistics may not be realized and that its additional investment will increase the Company’s exposure to risks associated with the multifamily real estate development, logistic facility developments and construction industry;

●	The risks associated with expanding its operating platform to include the logistics real estate division and investing in the development of logistics real estate assets;
●	The risks associated with investments in real estate developments and joint ventures include:
○	exposure to downturns in the real estate and housing markets;
○

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes and logistic facilities;

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
○

risk associated with higher interest rates, as the majority of the development costs and sales of residential communities is financed and higher interest rates also impact the availability and affordability of residential mortgages and other real estate purchase financing and increase capitalization rates applied to sale transactions;

○	risks associated with not finding tenants for multifamily apartments or warehouse facilities or buyers for single-family homes and townhomes and risks associated with declining rental rates;
○	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments or warehouse facilities;
○

risk associated with rising land and construction costs and supply chain, disruptions, and the imposition of tariffs, increasing construction costs and delaying construction schedules and completion of projects;

○	risks associated with previously shared certain expenses and costs which will now be wholly borne by the Company following the sale of BVH.
○	risk that the projects will not be developed as anticipated or be profitable; and
○	risk associated with customers or vendors not performing on their contractual obligations.

●	Risks that market demand for the subsidiaries’ products will not increase and may decline further;
●

Risks that the reorganization of certain confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses or impairments to the current book value of such businesses and operations;

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

Recent headwinds and challenges have resulted in significant economic uncertainty and operating losses at the Company's subsidiaries. These challenges include (i) volatility and turmoil in the economy and markets, (ii) the deterioration of the economy generally, (iii) a forecast of a possible recession and increased unemployment as a result of, among other things, the restructuring of the federal government and increased uncertainty in the markets, (iv) decreased discretionary spending by consumers and lower traffic in our retail locations, (v) inflationary conditions, (vi) elevated interest rates, (vii) announced new and additional tariffs, and (viii) supply chain issues,. Further, the Company and its subsidiaries are currently structured for scale and growth that are not supported by current economic conditions, and as a result, the Company is reviewing the go forward operations and strategies of all of its subsidiaries. In addition, as previously disclosed, the Company's assets do not generate income on a regular or predictable basis, and the Company regularly reviews the performance of its subsidiaries and investments. The Company and its predecessors have in the past been faced with recessionary and economic turmoil and learned from those experiences the importance of responding quickly to such challenges. Based on the Company’s review of the challenges and volatility of the current environment, the Company is considering a full range of strategic alternatives with respect to its holdings and operations in an effort to mitigate losses, reduce costs, and maximize liquidity. In particular, the Company had $87.7 million in cash and cash equivalents as of December 31, 2024, and we are focused on preserving cash at the Company and in each of our subsidiaries. Alternatives under consideration include various cost saving measures, the possible sale of subsidiaries and investments, the possible termination of certain operations, a pause or slowdown of certain operations and new or ongoing development activity, and the possible deregistration of the Company's securities and suspension of the Company’s reporting obligations under the Exchange Act, all with the goal of reducing expenses and maximizing liquidity. The Company’s Class A Common Stock is currently traded on the OTCQX, and its Class B Common Stock is currently traded on the OTC Pink Market. If the Company deregisters its securities and suspends its reporting obligations under the Exchange Act, the Company currently anticipates that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market and would in such case provide financial information through the OTCIQ rather than the SEC. We expect to make a decision regarding the possible deregistration of our common stock during the second quarter of 2025. There is no assurance that any strategic alternatives will be pursued or achieve the intended results. Further, the implementation of some or all of the strategic alternatives could result in the recognition of material impairment losses and writedowns in future periods.

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

Risks Related to BBX Capital and its Subsidiaries

Current economic and market conditions, including, but not limited to, elevated interest rates, new and expanded tariffs, a decline in consumer confidence and spending, inflationary conditions that have significantly increased the costs of operating our businesses (including raw materials, products, labor, and freight), widespread supply chain disruptions, and the potential for increased unemployment as a result of the restructuring of the federal government, has and could continue to adversely impact gross margins, operating margins, and the results of the Company’s operating businesses.

Current economic and market conditions are highly uncertain and volatile as a result of various factors, including elevated interest rates, new and expanded tariffs, a decline in consumer confidence and spending, inflationary conditions that have significantly increased the costs of operating our businesses, the threat of government shut downs, the termination of government workers in connection with the restructuring of the federal government, and supply chain disruptions, which have been exacerbated by the Russian invasion of Ukraine, the fighting in the Middle East, as well as piracy in shipping lanes. We believe these factors have created economic uncertainty which have negatively affected our operating results by, among other things: (i) increasing interest expense on variable rate debt and any new debt, (ii) decreasing gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) reducing the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) increasing overall operating expenses due to increases in labor and service costs, (v) decreasing customer discretionary spending and demand for our products, (vi) shifting customer behavior as consumers experience higher borrowing costs, including mortgage borrowings, and (vii) increasing the risk of impairments as a result of declining valuations. Recent changes in interest rates have not to date resulted in material reductions in borrowing costs and market volatility, and the announcement of new and higher tariffs and government layoffs has increased market uncertainty.

The Company and Altman in particular has experienced significant increases in commodity and labor prices and insurance costs, and such increases may be further impacted by the potential implementation of additional tariffs on building materials sourced from international markets. Furthermore, the increase in mortgage rates has had an adverse impact on residential home sales. In addition, higher interest rates have increased the cost of the Company’s outstanding indebtedness and the costs of financing for new development projects. Higher rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as (i) a majority of development costs are financed with third party debt and (ii) capitalization rates related to multifamily apartment communities are generally impacted by interest rates. Altman has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments or acquiring multifamily apartment communities. The recent decreases in short-term interest rates have not to date resulted in a material reduction in borrowing costs or market volatility. These factors have adversely impacted Altman’s results of operations, cash flow, and financial condition and may have a continued adverse impact on Altman in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or is only available on less attractive terms.

Similarly, inflationary pressures and ongoing disruptions in global supply chains have had and are expected to continue to have an adverse impact on IT’SUGAR, which has experienced decreased consumer demand, lower traffic in its retail locations, and significant increases in the cost of inventory and freight that may be further exacerbated by the potential implementation of additional tariffs on products sourced from international markets. While IT’SUGAR previously increased the inventory levels at its retail locations in an effort to ensure that it could meet consumer demand, IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty. While IT’SUGAR has attempted to mitigate the impact of increased costs through increases in the prices of its products, IT’SUGAR has had to slow the pace of increases in the prices of its products due to the decline in consumer demand and significant decline in IT’SUGAR’s sales volumes. Further, IT’SUGAR has experienced and expects to continue to have an increase in payroll costs as a result of shortages in available labor at its retail locations.

Global supply chain disruptions and increases in commodity prices also contributed and are expected to continue to contribute to a significant increase in Renin’s costs related to shipping and raw materials as well as delays in its supply chains. These will: (i) negatively impact Renin’s product costs and gross margin, (ii) increase the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impact Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. Renin’s gross margin has been negatively impacted by cost pressures, and such pressures may be further exacerbated by the potential implementation of additional tariffs on products and commodities sourced from international markets. Increases in interest rates have had and will continue to adversely impact Renin’s results. Further, Renin has observed a decline in customer demand, which Renin believes may be attributable to (i) the impact of price increases and overall inflationary pressures on consumer behavior. (ii) a post pandemic shift in consumer spending away from home improvements. Although BBX Capital made a $0.5 million capital contribution to Renin in September 2024 in order for Renin to remain in compliance with the financial covenants under its credit facility with TD Bank, BBX Capital has no obligation to make additional contributions. If Renin is not able to maintain compliance with its financial covenants under its credit facility with TD Bank, Renin could lose availability under its revolving line of credit, be required to provide additional collateral, or be required to repay all or a portion of its borrowings with TD Bank, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Labor is one of the primary components of our expenses. A number of factors may adversely affect the labor force available to us or increase our labor costs, including labor shortages, increased competition for qualified employees, and laws and regulations related to minimum wages, including the potential implementation of increases in the statutory minimum salary requirements for employees who are not required to be paid overtime compensation. A sustained labor shortage or increased turnover rates, whether caused by wage inflation or as a result of general economic conditions, natural disasters or other factors, could lead to increased costs, increased overtime pay to meet demand and increased costs to attract and retain employees, which could in turn negatively affect our operations or adversely impact our business and results. Further, any mitigation measures we take in response to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

While we have taken steps, where possible, to increase prices to our customers; such increases may not be accepted by our customers, may not adequately offset the increases in our costs, and/or could negatively impact customer retention and our gross margin.  Any downturn in the economic environment may also have a significant adverse impact on the gross margins of the Company’s operating businesses, particularly if an economic downturn is prolonged in nature and impacts consumer demand, materially disrupts the supply chain for the Company’s operating businesses’ products and raw materials, delays the production and shipment of products and raw materials from foreign suppliers or increases shipping costs.

BBX Capital and its subsidiaries would be negatively impacted by the implementation of tariffs on goods traded in international markets.

The tariffs recently imposed, and potential additional tariffs that might be imposed, by the U.S. government and our trading partners could increase the costs of raw materials and finished goods and result in trade wars which could increase the costs of raw materials and products for each of our businesses and further reduce customer demand for our products, which would have a material adverse effect on the Company’s results of operations. Canada and China have already announced tariffs on a wide range of U.S. products in retaliation for U.S. tariffs on its exports. Further, it is possible that other countries will retaliate against U.S. tariffs, resulting in trade wars that would have a significant adverse effect on our businesses. These tariffs could require us to increase prices to our customers or, if we are unable to do so, result in lower gross margin on our products sold by Renin and BBX Sweet Holdings.

The tariffs may result in higher construction costs for Altman Living and Altman Logistics, as tariffs have been imposed on imports from Canada, China, and Mexico including, but not limited to, steel, lumber, and appliances, and these tariffs could have a material adverse impact on Altman’s operations. In particular, the increase in construction costs would be expected to have a significant adverse impact on the profitability of any existing development projects under development for which construction is not substantially complete. In addition, the higher construction costs may affect the ability of subcontractors to honor executed construction contracts and cause labor and raw material shortages, which would affect the timing of the completion and sale of existing and new development projects. Such increases would also have a material adverse impact on the future operations of Altman Living and Altman Logistics, as increases in construction costs will reduce the number of future developments that meet our underwriting criteria and adversely impact our ability to obtain debt and equity financing for future developments.

IT’SUGAR purchases finished goods from countries that are subject to U.S. tariffs, and Las Olas Confections and Snacks similarly purchases raw materials and agricultural products that are expected to be impacted by such tariffs. These tariffs are expected to increase the product costs for both of these businesses, and if IT’SUGAR and Las Olas Confections and Snacks are unable to raise prices of their products to reflect such additional costs, their gross margins will be negatively impacted. Further, even if they are able to raise the prices of their products, these increases would be expected to have a further negative impact on consumer demand and result in lower sales and gross margin. Any resulting negative impact on the profitability of these entities could further threaten the economic viability of their operations.

The U.S. tariffs have triggered trade wars with Canada and China, affecting Renin’s sourcing of its products to U.S. and Canadian customers from its manufacturing facilities, which would increase Renin’s costs to purchase finished goods from China and other affected countries and increase the costs of certain of Renin’s products.  These tariffs could require Renin to increase prices to its customers or, if it is unable to do so, result in lower gross margin on its products. However, similar to IT’SUGAR and Las Olas Confections and Snacks, even if Renin is able to raise the prices of its products, these increases would be expected to have a further negative impact on consumer demand and result in lower sales and gross margin.  Further, Renin exports certain products from the United States to international markets, and tariffs on the sale of such products could also result in lower sales and gross margins if Renin experiences a decline a demand from such customers or is required by customers to lower its prices on such products.

The imposed tariffs and possible additional tariffs that may be imposed by the U.S. government could have a material adversely effect on the Company’s results of operations and financial condition.

The reduced availability of financing or the increase in the cost of borrowing could have an adverse impact on Altman's business.

Higher interest rates have an adverse impact on homebuyers and home sales, the availability of financing for residential multifamily developments and logistic facilities, the affordability of residential mortgages, the profitability of development projects as a majority of development costs are financed with third party debt, and the value of multifamily apartment communities and logistics facilities, as rising medium and long-term interest rates often correlate to an increase in capitalization rates applied to sales transactions.

BBX Capital relies on cash on hand and dividends from its subsidiaries.

BBX Capital relies on its cash and cash equivalents, and dividends from its subsidiaries in order to fund its operations and investments. During the year ended December 31, 2024 and December 31, 2023 cash used in operations was $34.0 million and $11.2 million, respectively. Selling, general and administrative expenses were $135.4 million for the year ended December 31, 2024. Further as a result of the sale of BVH to HGV, certain of the Company's costs and expenses previously shared by BVH during 2023 are now borne by BBX Capital. During the year ended December 31, 2024, BBX Capital received $6.0 million of dividends from Altman; however, there is no assurance that BBX Capital will receive dividends from any of its subsidiaries in future periods.

As discussed in this Annual Report, the Company intends to take steps to reduce its losses and costs, including possible alternatives that include the possible sale of subsidiaries and investments, the possible termination of certain operations, and the possible deregistration of the Company's securities and suspension of its reporting obligations under the Exchange Act and instead file an application for the Class A Common Stock to be quoted on the OTC Pink Market instead of the OTCQX. However,  there is no assurance that any of these strategies will be successful.

BBX Capital’s subsidiaries may be dependent on BBX Capital to provide liquidity.

BBX Capital’s subsidiaries are currently operating at a loss and may not generate sufficient cash flow to fund their respective operations and investments or to maintain compliance with the terms of their outstanding debt. If BBX Capital determines not to provide such funding, such subsidiaries might be required to liquidate all or some of their respective investments or fund their respective operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all. Further, if a subsidiary is required to liquidate all or some of its investments, such sales may be at prices that are less than the carrying value of the assets.

BBX Capital has made investments in and acquisitions of operating companies, including its more recent acquisition of Altman Living and its funding of Altman Logistics. While BBX Capital seeks to make investments that provide opportunities for growth, they may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions and investments expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including risks associated with achieving profitability, difficulties in integrating and assimilating acquired management and operations, losses and unforeseen expenses or liabilities, risks associated with entering new markets in which we have no or limit prior experience, risks associated with increased indebtedness incurred to finance acquisitions or fund operations.

BBX Capital may not be able to integrate or profitably manage the businesses it acquired or funded, including Altman Living and Altman Logistics, or any future growth without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to adequately monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States there are additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

BBX Capital and its subsidiaries may have short and long term hiring, retention, employee development and succession planning challenges.

Due to current market conditions and other variables such as increased employee turnover and cost cutting measures, there may be inadequate personnel (both in general numbers and in specific roles) to support operations, business goals and strategies at BBX Capital and its subsidiaries. Failure to maintain appropriate staffing would adversely impact the ability of BBX Capital and its subsidiaries to profitably achieve its business goals and strategies.

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

BBX Capital from time to time may pursue transactions involving the sale of its subsidiaries or investments, the issuance and sale of equity interests in its subsidiaries, or other transactions which would result in a decrease in BBX Capital’s ownership interest in its subsidiaries. There is no assurance that any such transactions, if pursued and consummated, will generate a profit.

BBX Capital may in the future also seek to raise funds through the issuance of debt or equity securities to third parties or affiliates. There is generally no restriction on BBX Capital’s ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock. Authorized but unissued shares of BBX Capital’s capital stock are available for issuance from time to time at the discretion of BBX Capital’s board of directors, and any such issuances may be dilutive to BBX Capital’s shareholders and could cause the market price of BBX Capital’s common stock to decline.

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

BBX Capital's Class A Common Stock and Class B Common Stock trade in the over-the-counter ("OTC") markets, which have less liquidity than exchange-listed stocks, and BBX Capital is considering deregistering its securities and suspending its reporting obligations under the Exchange Act.

OTC markets are those which participants trade directly between two parties without the use of a central exchange or other third parties. OTC markets do not have physical locations or market makers and sometimes securities being traded on OTC markets lack buyers and sellers. As a result of BBX Capital's Class A Common Stock and Class B Common Stock trading on the OTC, sellers could experience a lack of liquidity when seeking to sell shares, which could result in the value of its Class A and Class B Commons Stock varying widely, and buyers that acquire a significant position in the Company's stock may find it difficult to sell their shares in the future. Further, the repurchase of shares by BBX Capital through its share repurchase program and any future tender offers may exacerbate the lack of liquidity for the Class A Common Stock and Class B Common Stock. BBX Capital currently has 182 shareholders of record of its Class A Common Stock and 77 shareholders of record of its Class B Common Stock. As such, the Company is considering deregistering its securities and suspending its continuing reporting obligations under the Exchange Act as part of its efforts to reduce its expenses. If the Company deregisters its securities and suspends its reporting obligations under the Exchange Act, the Company expects that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market instead of the OTCQX, which would likely result in holders of BBX Capital’s Class A Common Stock experiencing reduced liquidity when seeking to sell their shares.

Reduced disclosure requirements applicable to BBX Capital may make BBX Capital’s common stock less attractive to investors.

BBX Capital currently qualifies as an “emerging growth company” and is therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, BBX Capital is not required to, among other things, provide certain disclosures regarding executive compensation, pay versus performance requirements, hold shareholder advisory votes on executive compensation or obtain shareholder approval of any golden parachute payments, and BBX Capital has reduced financial disclosure obligations. BBX Capital would, unless it earlier deregisters its securities, cease to be an emerging growth company upon the earliest of: (i) December 31, 2025; (ii) the last day of the fiscal year in which BBX Capital has $1.07 billion or more in annual revenues; (iii) the date on which BBX Capital has issued more than $1.0 billion in non-convertible debt securities during the previous three-year period; and (iv) the date on which BBX Capital is deemed to be a “large accelerated filer” (which is the last day of the fiscal year during which the total market value of BBX Capital’s common equity securities held by non-affiliates is $700 million or more, calculated as of the end of the second quarter (June 30) of such fiscal year).

Currently, BBX Capital also qualifies as a “smaller reporting company,” and is eligible to utilize the reduced disclosure requirements available to smaller reporting companies. The reduced disclosure requirements available to smaller reporting companies are similar to those available to emerging growth companies, including reduced financial and executive compensation disclosures. Under current SEC rules, BBX Capital became a smaller reporting company on June 30, 2021, as its total market value of its common equity securities held by non-affiliates was less than $200 million.  Further, BBX Capital intends to utilize the reduced reporting requirements and available exemptions for so long as BBX Capital is permitted to do so. Investors may find BBX Capital’s common stock to be less attractive as a result of its utilization of the reduced disclosure requirements and exemptions, which may have a material adverse effect on the trading market and market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

As indicated above, as steps are being taken to reduce costs, the Company is considering deregistering its securities under the Exchange Act and applying to move trading of its Class A Common Stock from the OTCQX to the OTC Pink Market. This would result in the Company ceasing to make public filings, including its financial reports, with the SEC and instead submitting financial information to the OTCIQ.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of BBX Capital’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman of BBX Capital, John E. Abdo, the Vice Chairman of BBX Capital, Jarett S. Levan, the son of Mr. Alan Levan and the Chief Executive Officer and President and a director of BBX Capital, and Seth M. Wise, Executive Vice President and a director of BBX Capital, currently collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 84% of the total voting power of BBX Capital’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BBX Capital, have the voting power to elect BBX Capital’s directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. Further, they may seek to acquire additional shares.  Their control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

BBX Capital is focusing on cost saving and efficiency initiatives in all of its businesses, including Altman, IT’SUGAR, and Renin, which could have a material adverse effect on its results of operations and financial condition.

The Company is considering strategies to increase efficiencies and reduce costs in its corporate headquarters and in all of its businesses. The Company’s cost cutting measures under consideration could include streamlining manufacturing processes, searching for duplicate functions, creating a more efficient workplace, negotiating better terms with vendors and lessors, and replacing legacy systems with new technology. In addition, the Company is considering a full range of strategic alternatives with respect to its holdings and operations, including the possible sale of its subsidiaries and investments, the possible termination of certain operations, and the possible deregistration of the Company's securities and the suspension of the Company's reporting obligations to the SEC under the Exchange Act. These strategic initiatives if implemented may result in unintended consequences and costs, such as the inability to execute the business strategies and operations of its remaining businesses, low employee morale, and impairment charges. There is no assurance that any of these initiatives will be successful, and in any event, such initiatives could adversely impact our businesses, financial condition, and results of operations.

Risks Related to The Altman Companies (formerly BBX Capital Real Estate) ("Altman")

Investments by Altman in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which may be beyond management’s control. The success of Altman’s investments in real estate developments is dependent on many factors, including:

●	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
●	Obtaining commercial real estate tenants particularly in connection with the lease-up of properties being developed by Altman Living and Altman Logistics;
●	Changes in capitalization rates impacting real estate values;
●	Availability and reasonable pricing of labor;
●

Availability and reasonable pricing of construction materials, such as steel, lumber, framing, concrete and other building materials, including increases associated with tariffs and supply chain disruptions;

●	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
●	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
●	Availability and cost of mortgage financing for potential purchasers;
●	Availability and cost of insurance (including the impact of insurance costs on the exit value of real estate assets);
●	Availability of land in desirable locations at prices that result in an economically viable project;
●	Delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
●	Availability of property for development at attractive prices;
●	Availability and cost of financing;
●	Construction defects and product liability claims;
●	Risk of losses resulting from cost overrun guarantees in projects sponsored by Altman Living and Altman Logistics or the failure of such properties to achieve profitability or a profitable exit; and
●	Real estate market values and general economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or result in reduced prices and values and significant losses.

A significant portion of Altman’s real estate assets are located in Florida, and conditions in the Florida real estate market could adversely affect our earnings and financial condition.

Real estate held for sale, real estate held for investment, real estate developments owned or managed by Altman, and the real estate being developed by Altman or joint ventures in which Altman has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, Altman is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida, including moratoriums on evictions would have a negative impact on our revenues, financial condition and business. Further, Altman's assets are subject to the risks of natural disasters, such as tropical storms and hurricanes particularly in Florida, which may disrupt operations, and adversely impact the value of Altman’s portfolio of real estate, or otherwise have an adverse effect on its results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Overbuilding of new developments, including multifamily apartments and logistics facilities, or oversupply of available apartments, alternative housing options, and/or logistics facilities could adversely affect occupancy or rental rates and/or require rent concessions in order to execute lease agreements.

Altman invests in the development of multifamily apartment communities through Altman Living and logistics facilities through Altman Logistics. Both of these asset types have performed strong over the past several years, which has resulted in intense competition from real estate investors and developers and has resulted in increased competition for tenants as a result of the increasing supply. However, the overbuilding of new developments, including multifamily apartments and logistics facilities, or oversupply of available apartments, alternative housing options, and/or logistics facilities, particularly when combined with a weakening economy, would be expected to adversely affect occupancy or rental rates and/or require rent concessions in order to execute lease agreements.

Altman’s inability to finance its real estate developments through Community Development District Bonds or obtain performance bonds or letters of credit could adversely affect its results of operations and liquidity.

Altman is often required to provide performance bonds and letters of credit under construction contracts or development agreements. Altman also obtained financing for the construction of infrastructure improvements for its Beacon Lake development in St. Johns County, Florida from the issuance of Community Development Bonds and Altman Living and Altman Logistics secures land and construction loans for its sponsored joint ventures. Altman’s ability to obtain performance bonds, letters of credit, additional issuances of Community Development Bonds or to secure land and construction loans is dependent on Altman’s credit rating, financial condition, appraised value of the joint venture projects and historical performance. If Altman is unable to obtain these bonds or letters of credit or cause the issuance of Community Development Bonds or secure construction and loan financing when required or desirable, our results of operations and liquidity could be adversely affected.

Some of Altman’s investments are through unconsolidated joint ventures with others, and some are guaranteed by us or entities that we control and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

From time to time Altman has entered into joint ventures which reduces the amount Altman is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, Altman has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, Altman may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. Altman has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfill its obligations. Altman has numerous investments in Altis multifamily apartment joint ventures developed and managed by Altman Living and Joel Altman. Further, while BBX Capital increased its ownership in the Altman Companies from 50% to 100% in January 2023, Joel Altman retained his membership interests and decision making rights in the managing member of all development joint ventures originated by Altman Living prior to BBX Capital's acquisition of the remaining equity interest in Altman Living. Additionally, Altman has contributed $5.0 million to a joint venture with Joel Altman that guarantees the indebtedness and construction cost overruns of real estate joint ventures established by the Altman Living, which increases Altman’s risk of loss in connection with its real estate joint venture investments managed by Altman Living. Altman Logistics, which invests in the development of warehouse and logistics facilities, formed five joint venture to develop logistic facilities during the year ended December 31, 2024 and 2023, and anticipates making additional investments in logistic facilities through the formation of joint ventures in future projects. Altman formed a wholly-owned subsidiary to guarantee the indebtedness and construction cost overruns of logistics joint ventures which increases the risk and amount of loss associated with these joint venture investments.

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

In 2021, Altman established Altman Logistics, a developer of warehouse and logistics facilities, as a new line of business, and Altman has invested capital in joint ventures developing logistics facilities both in Florida and in geographic locations outside of Florida. The expansion of Altman’s operations into a new asset type and into new markets could have a material adverse effect on the Company’s results of operations.

BBX Capital formed Altman Logistics to develop, lease, and sell warehouse and logistics facilities. Altman Logistics is a new real estate asset type for the Company and there are material risks relating to the business of Altman Logistics beyond those relating to real estate investments generally discussed elsewhere herein, including (i) developing projects in regions outside of Florida while the Company's other real estate developments and investments have historically been concentrated in Florida, and (ii) that Altman Logistics may not be able to successfully execute the construction, leasing, and sale of a completed development. Altman Logistics has not completed construction on a logistic facility and no lease agreements with respect to its developments have been executed.

In addition, Altman Logistics significantly expanded its corporate operations, including an increase in headcount, to oversee its development projects, and such expansion has resulted in substantial additional corporate overhead to Altman’s operations. Further, there are significant expenses associated with carrying the projects during the development phase. If Altman Logistics is not able to complete construction on its existing projects at budgeted costs or lease-up and sell the facilities in anticipated time-frames or at expected sales prices, its operations would have a material adverse effect on the Company’s liquidity, results of operations and financial condition. In addition, any decision to reduce expenses related to the operations of Altman Logistics could adversely impact the management and development of current and future development projects.

Altman invests a substantial amount of capital in costs for predevelopment activities related to potential developments that may not move forward.

Altman Living and Altman Logistics incur costs for predevelopment activities such as sourcing of land for acquisition, permitting, construction plans, and feasibility studies, and realizing these costs is dependent on the commencement of development activities related to the prospective development project, including obtaining construction financing, forming joint ventures to invest equity capital in such developments, which includes locating investors, and obtaining entitlements and environmental approvals. Failure to commence such developments will result in the impairment of predevelopment costs, which could materially impact the Company’s results of operations and financial condition depending on the extent of predevelopment costs incurred.

Risk Related to BBX Sweet Holdings

BBX Capital’s investment in companies in the confectionery industry may result in additional losses and impairments.

The current inflationary economic environment, decline in consumer demand and discretionary spending and ongoing disruptions in global supply chains have had and could continue to have a material adverse effect on BBXSH’s business, results of operations, and financial condition.

BBXSH has experienced significant increases in the cost of inventory and freight which may be further exacerbated by the potential implementation of new or additional tariffs on products imported from or exported to international markets. In 2023 and 2024, BBXSH has and may continue to experience compression of its selling margins as the pace of increases in the prices of its products slowed due to declines in consumer demand. IT’SUGAR has begun to adjust the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty which may also adversely impact its operations. IT’SUGAR’s comparable store sales may decline further due to general market conditions mentioned above, retail store closures, a shift in consumer diets in connection with weight loss programs (GLP-1) and potential price increases in connection with the current inflationary environment and tariffs. Furthermore, BBX Capital may choose not to provide additional capital contributions to BBX Sweet Holdings or its subsidiaries. These above factors may have an adverse impact on BBX Sweet Holdings liquidity, results of operations and financial conditions.

Market demand for candy products could decline further.

BBXSH's confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. The success of BBXSH is impacted by many factors, including the following:

●	Availability of an adequate supply of commodities at a reasonable cost;
●	Oversight of product safety;
●	Ability to sell products at competitive prices;
●	Response to changes in consumer preferences and tastes;
●	Changes in consumer health concerns, including obesity and the consumption of certain ingredients; and
●	Concerns related to the health effects of sugar, chocolate or other ingredients used to make its products.

A decline in market demand for candy products would negatively affect operating results.

BBXSH may experience product recalls or product liability claims.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBXSH could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies. These events could result in significant losses and may damage the reputation of our confectionery businesses, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations. BBXSH may also incur losses if products cause injury, illness or death. A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

Risks Related to Renin

Renin’s sales are concentrated with big-box home center customers, and there is significant competition in the industry.

Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin. Further, a significant amount of Renin’s sales are to big-box home centers. These home centers have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them. These home centers may also from time to time reduce the number of vendors they purchase from or make significant changes in their volume of purchases. During the year ended December 31, 2024, Renin’s total revenues included $61.7 million of trade sales to three major customers and their affiliates and $38.8 million of revenues generated outside the United States. Revenues from one customer of Renin represented $18.3 million or 5.9% of the Company’s total revenues, revenues from a second customer of Renin represented $28.4 million or 9.2% of the Company’s total revenues and revenues from a third customer of Renin represented $15.1 million or 4.9% of the Company’s total revenues for the year ended December 31, 2024, respectively. Renin’s long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $18.2 million as of December 31, 2024.  Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business.

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

Renin’s operating results will continue to be negatively impacted if it continues to experience increased commodity costs or a limited availability of commodities and if it is adversely impacted by tariffs or turmoil in the markets.

Renin purchases various commodities to manufacture products, including steel, aluminum, glass and mirrors. Fluctuations in the availability and prices of these commodities would increase the cost to manufacture products. Further, increases in energy costs could increase production costs, and increases in costs to transport raw materials and finished goods have impacted and could continue to negatively affect its operating results. Competitive considerations or delays in deliveries and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. Global supply chain disruptions also contributed to a significant increase in Renin’s costs related to shipping which have and are expected to continue to: (i) negatively impact Renin’s product costs and gross margin, (ii) increase the risk that Renin will be unable to fulfill customer orders, and (iii) negatively impact Renin’s working capital and cash flow due to increased inventory in transit, a prolonged period between when it is required to pay its suppliers and when it is paid by its customers, and an overall decline in its gross margin. While Renin has been successful in raising prices of certain of its products, Renin’s gross margin has nonetheless been negatively impacted by cost pressures, and such pressures may be further exacerbated by the potential implementation of new or additional tariffs on products and commodities sourced from international markets. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset increased commodity and production costs, its operating results will be negatively impacted. Renin purchases raw materials and finished goods from sources in China, Brazil, and certain other countries. United States trade practices, or tariffs levied on these exports or imports, could significantly impact Renin’s results of operations and financial condition.

Increases in interest rates have had and may continue to have an adverse effect on Renin's operating results.

Renin has a credit facility with TD Bank that provides Renin with an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan. Increases in interest rates have resulted in higher interest expense which has and may continue to adversely effect Renin's operating results.

Renin has relied on financing which may not be available from third parties or from BBX Capital.

Higher interest rates have a significant impact on the availability of financing for businesses. Further, Renin's challenging operating environment may also adversely impact its ability to obtain financing from third party lenders. Renin may not be able to obtain financing at acceptable terms which would have a material adverse effect on Renin’s liquidity, financial position, and results of operations.

General Risks

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile or may decline and there may be insufficient liquidity in the markets for its stock.

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond BBX Capital’s control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as (i) general economic and stock market conditions, (ii) regulatory and legal proceedings, investigations, and developments, (iii) political developments, (iv) changes in accounting principles, (v) changes in tax legislation and regulations, and (vi) any decision to deregister its securities and suspend its filings with the SEC.

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

The Company’s insurance policies do not cover all potential losses, and the cost of insurance has increased and may continue to increase.

The Company maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While the Company seeks to maintain appropriate property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase further and coverage levels may further decrease, which affect the Company’s ability to maintain insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds the Company will receive in excess of applicable deductibles. Further, certain types of losses, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters and business interruptions, may be outside the general coverage limits of the Company’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to insure against. In addition, in the event of a substantial loss, the insurance coverage the Company carries may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss. Further, a material increase in insurance costs will impact the selling price of real estate assets if such costs have an adverse impact on the operating income of such assets.

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

Altman engages third-party contractors in its developments. However, the Company's customers may assert claims against Altman for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. BBX Capital could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.

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

The occurrence of one or more unexpected events, including public health issues, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest, geopolitical conflicts (including the conflict between Ukraine and Russia as well as the conflict in the Middle East) and/or terrorist activities in countries or regions in which our customers, assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on the economy, the Company may have decreased availability or less favorable pricing for the raw materials and inventory necessary for its operations. Climate change may also cause decreased availability or less favorable pricing for water, which could have an adverse effect on the Company’s operations and supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, could cause disruptions in the Company’s operations and supply chains. Furthermore, the increasing concern over climate change has resulted in higher insurance costs in areas prone to climate impacted severe weather, and could also result in greater local, state, federal, and foreign legal requirements, including requirements to limit greenhouse gas emissions or conserve resources. If such requirements are enacted, the Company could experience significant cost increases in its operations and supply chains.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The goal of the Company’s cybersecurity risk management strategy is to mitigate cybersecurity risks. Cybersecurity risks include the potential misappropriation of assets or confidential information, corruption of data, disruptions to operations, or regulatory developments that could materially impact the Company's privacy and cybersecurity risk exposure, and similar threats that could have a material impact to the Company’s business, reputation, results of operations and financial condition. To this end, management has implemented processes which seek to identify, assess, and manage material cybersecurity risks, and which include (i) monitoring of cybersecurity threats in the current environment, (ii) training employees on a regular basis in cybersecurity prevention, including social engineering and phishing techniques used by hackers, (iii) requiring multifactor authentication to access the Company’s networks, (iv) updating applications on an on-going basis to patch or remediate security vulnerabilities, and (v) the encryption of confidential data and critical servers. The Company has in-place security information and event management tools for the purpose of detecting, analyzing, and responding to security threats in an effort to prevent or reduce potential harm to business operations. These tools include: (i) antivirus applications to detect threats, (ii) end point detection and response applications to record and store on-line user behavior for the purpose of detecting, investigating, and blocking suspicious activities, and (iii) third party monitoring applications. The Company has also adopted a network segmentation strategy intended to divide networks into smaller parts to improve security and efficiency, and the Company also maintains redundant back-up copies of its networks that are stored in multiple locations, including cloud-based backups that are performed daily. Further, on an annual basis, the Company hires a consultant to perform penetration tests against the Company's security infrastructure with the goal of identifying security vulnerabilities and making recommendations for security improvements. The Company also has business continuity and incident response programs in place to respond to and mitigate cybersecurity attacks. The Company conducts periodic exercises in an effort to improve its cybersecurity business continuity and incident response plans and updates the plans if new threats are identified or ongoing reviews of the plans suggest an update is needed.

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

BBX Sweet Holdings maintains certain offices at BBX Capital’s principal executive office, including the executive offices of IT’SUGAR. IT’SUGAR operates over 120 IT'SUGAR retail locations in 28 states and Canada subject to leases that expire between 2025 and 2035. Las Olas Confections and Snacks operates a manufacturing facility in Orlando, Florida that is being leased by it pursuant to a lease agreement that expires in 2025, subject to three one-year renewal options that may be exercised by the Company.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario, which is leased by Renin pursuant to a lease agreement with an expiration date of December 31, 2027. Renin also leases five manufacturing and distribution facilities in the United States and Canada, one of which is located at its principal executive office. These leases have initial expiration dates of April 30, 2025, December 31, 2026, and December 31, 2029. The two leases that initially expire on December 31, 2026 provide Renin with the right to renew the terms of the respective lease for five additional terms of five years each commencing after the initial expiration dates, and the lease that expires on December 31, 2029 provides Renin with the right to renew the terms of the lease for five years commencing after the respective expiration dates. Renin is no longer operating its manufacturing and distribution facility for which the lease expires on April 30, 2025.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2024.

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

On March 11, 2025, there were approximately 182 record holders of our Class A Common Stock and approximately 77 record holders of our Class B Common Stock. The number of record holders does not include our Class A and Class B common shareholders that hold their shares in street name.

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

The Company is considering deregistering its securities under the Exchange Act and applying to move trading of its Class A Common Stock from the OTCQX to the OTC Pink Market. This would result in the Company suspending its public filings with the SEC; however, it is expected that, as part of the trading of its securities on the OTC Pink Market, the Company will endeavor to make financial information available through the OTCIQ.

January 2022 Share Repurchase Program

In January 2022, the Board of Directors approved a new share repurchase program which authorized the repurchase of up to $15.0 million of shares of the Company’s Class A Common Stock and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors.

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

During the year ended December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million under this share repurchase program at an average cost of $9.27 per share, including fees and expenses. During the year ended December 31, 2024, BBX Capital repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share under the share repurchase program in a privately negotiated transaction. As of December 31, 2024, $9.6 million of shares remain authorized to purchase under the program.

Equity Compensation Plan Information

As of December 31, 2024, 304,746 shares of Class A Common Stock and 94,971 shares of Class B Common Stock were available for future issuance under the BBX Capital, Inc. 2021 Incentive Plan.

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

The Management Discussion and Analysis of this Annual Report on Form 10-K primarily discusses matters that occurred in 2024 and 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023. Discussions of matters that occurred in 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bbxcapital.com or with the SEC at www.sec.gov.

Overview

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are The Altman Companies, LLC (“Altman”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

As of September 30, 2024, the Company rebranded its real estate division, BBX Capital Real Estate, LLC (“BBX Capital Real Estate” or “BBXRE”), under the Altman name. Its multifamily apartment development division changed its name from The Altman Companies, LLC to Altman Living, LLC ("Altman Living"), and its logistics development division changed its name from BBX Logistics Properties, LLC to Altman Logistics Properties LLC ("Altman Logistics"). In addition, ABBX Guaranty, LLC, which provides guarantees on Altman Living’s multifamily apartment developments, changed its name to Altman Living Guaranty, LLC ("Altman Living Guaranty"), and BBX Industrial Guaranty, LLC, which provides guarantees on Altman Logistics’ logistics developments, changed its name to Altman Logistics Guaranty, LLC ("Altman Logistics Guaranty"). Altman also formed a new company, Altman Opportunity Investments, LLC ("Altman Opportunity Investments"), to invest in real estate and other assets, including real estate developments not sponsored by Altman. These changes were made with the goals of leveraging the Altman brand and operating infrastructure across all of the Company’s real estate operations and simplifying communications with current and prospective lenders, joint venture partners, and vendors.

As of December 31, 2024, the Company had total consolidated assets of approximately $603.0 million and shareholders’ equity of approximately $245.6 million. Net loss income attributable to shareholders for the years ended December 31, 2024 and 2023 was approximately $(63.9) million and $(20.8) million, respectively.

Strategic Update

Recent headwinds and challenges have resulted in significant economic uncertainty and operating losses at the Company's subsidiaries. These challenges include (i) volatility and turmoil in the economy and markets, (ii) the deterioration of the economy generally, (iii) a forecast of a possible recession and increased unemployment as a result of, among other things, the restructuring of the federal government and increased uncertainty in the markets, (iv) decreased discretionary spending by consumers and lower traffic in our retail locations, (v) inflationary conditions, (vi) elevated interest rates, (vii) announced new and additional tariffs, and (viii) supply chain issues,. Further, the Company and its subsidiaries are currently structured for scale and growth that are not supported by current economic conditions, and as a result, the Company is reviewing the go forward operations and strategies of all of its subsidiaries. In addition, as previously disclosed, the Company's assets do not generate income on a regular or predictable basis, and the Company regularly reviews the performance of its subsidiaries and investments. The Company and its predecessors have in the past been faced with recessionary and economic turmoil and learned from those experiences the importance of responding quickly to such challenges. Based on the Company’s review of the challenges and volatility of the current environment, the Company is considering a full range of strategic alternatives with respect to its holdings and operations in an effort to mitigate losses, reduce costs, and maximize liquidity. In particular, the Company had $87.7 million in cash and cash equivalents as of December 31, 2024, and we are focused on preserving cash at the Company and in each of our subsidiaries. Alternatives under consideration include various cost saving measures, the possible sale of subsidiaries and investments, the possible termination of certain operations, a pause or slowdown of certain operations and new or ongoing development activity, and the possible deregistration of the Company's securities and suspension of the Company’s reporting obligations under the Exchange Act, all with the goal of reducing expenses and maximizing liquidity. The Company’s Class A Common Stock is currently traded on the OTCQX, and its Class B Common Stock is currently traded on the OTC Pink Market. If the Company deregisters its securities and suspends its reporting obligations under the Exchange Act, the Company currently anticipates that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market and would in such case provide financial information through the OTCIQ rather than the SEC. We expect to make a decision regarding the possible deregistration of our common stock during the second quarter of 2025. There is no assurance that any strategic alternatives will be pursued or achieve the intended results. Further, the implementation of some or all of the strategic alternatives could result in the recognition of material impairment losses and writedowns in future periods.

Impact of Current Economic Issues

As described above, the Company and the industries in which it operates have been adversely impacted by economic uncertainty and turmoil in the U.S. and global economies, including the impact of (i) decreased consumer discretionary income and demand, (ii) continued elevated interest rates, (iii) inflationary pressures and higher costs, including insurance costs and wages, which may be further impacted by the potential implementation of new or additional tariffs on raw materials and products sourced from Canada and other international markets, and (iv) disruptions in global supply chains and government services.

These economic conditions have had a material adverse impact on the Company's financial condition and results of operations and may continue to do so for the foreseeable future. In particular, as a result of inflationary pressures, consumers have appeared to continue to shift purchases away from discretionary spending and focused their spending on essential products and services, which we believe has had a material adverse impact on the revenues of IT’SUGAR and Renin. Further, while the rate of inflation has slowed, costs remain at historically high levels, limiting our ability to lower prices to stimulate consumer demand without negatively impacting our gross margin and profitability. In addition, while the Federal Reserve began to lower the benchmark interest rate in September 2024 after raising it 525 basis points since March 2022, interest rates, including the 10-year treasury rate and home mortgage rates, continue to remain elevated. Further, after several years of significant rental growth in the markets in which Altman operates, which previously offset the impact of other negative factors impacting Altman’s operations, Altman has observed slowing rental growth and even declines in certain markets. The combination of elevated interest rates and slowing rental growth has negatively impacted the economic prospects for current projects and limited the ability of Altman to source new development projects. In general, these economic conditions have negatively affected our operating results by resulting in, among other things: (i) higher interest expense on variable rate debt and any new debt, (ii) lower gross margins due to increased costs of manufactured or purchased inventory and shipping, (iii) a decline in the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria, (iv) higher overall operating expenses due to increases in labor and service costs, (v) a reduction in customer demand for our products, (vi) a shift in customer behavior as higher prices affect customer retention and higher consumer borrowing costs, including mortgage borrowings, affect customer demand, (vii) increased risk of impairments as a result of declining valuations, and (viii) further supply chain disruptions as a result of tariffs, labor strikes, international conflicts, or other factors.

Altman has experienced significant increases in commodity and labor prices and insurance costs, which has resulted in higher development and construction costs, and such increases may be further impacted by the potential implementation of additional tariffs on building materials sourced from international markets. In addition, Altman’s general contractor business has been negatively impacted by several of its subcontractors experiencing financial difficulties and failing to meet their obligations under contracts with Altman which resulted in delays and cost overruns on projects. In addition, higher interest rates have increased the cost of the Company’s outstanding indebtedness and impacted the financing for new development projects. Altman has also observed a decline in the number of potential investors interested in providing equity or debt financing for the development of new multifamily apartment developments or acquiring multifamily apartment communities. Altman Living has continued to see an increase in 10-year treasury yields, which often correlates with capitalization rates and may result in (i) continued volatility in the estimated sales values of multifamily apartment communities and (ii) a longer than previously anticipated period in which there is a lack of available development projects which meet its investment criteria and a lack of availability of debt and equity financing. These factors have adversely impacted Altman’s results of operations, cash flow, and financial condition and may have a continued adverse impact on Altman in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or is only available on less attractive terms.

Similarly, inflationary pressures and disruptions in global supply chains have adversely impacted IT’SUGAR, which has experienced significant increases in the cost of inventory and freight that may be further exacerbated by the potential implementation of additional tariffs on products sourced from international markets. It has also experienced a significant increase in costs related to labor in its store locations and corporate offices. IT’SUGAR has experienced a significant decline in consumer demand since 2023. Although the pace of the decline in its comparable store sales slowed through the third quarter of 2024, IT’SUGAR’s sales during the holiday season in the combined months of November and December 2024 were significantly lower than anticipated. As a result, the magnitude and duration of any potential continued decline in IT’SUGAR’s sales volumes remains uncertain. Further, while IT’SUGAR has observed some decline in the pace of inflation related to its cost of inventory and freight, costs to operate its locations, including costs of inventory, labor, and insurance, remain at historically high levels, and efforts to lower its prices in order to stimulate consumer demand would ultimately have a negative impact on its selling margins. These factors have adversely impacted IT’SUGAR’s results of operations, cash flow, and financial condition and are expected to have a continued adverse impact on IT’SUGAR in future periods, if its sales volumes continue to decline.

Significant increases in Renin’s costs related to shipping, raw materials, and finished products have had a material adverse impact on Renin’s financial condition and results of operations. As a result, although not required to do so, BBX Capital provided significant capital to Renin for working capital and repayment of debt. While Renin experienced improvements in its gross margin as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and other initiatives to lower costs in its manufacturing and distribution facilities, Renin has more recently experienced a significant decline in demand in its retail channel. Renin believes this has been primarily attributable to (i) the impact of its price increases, elevated interest rates, and overall inflationary pressures on consumer behavior and (ii) the efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin is actively seeking to increase its market share by expanding its product mix with new and existing customers, and it is also engaged in efforts to update its product mix in an effort to address changes in consumer preferences. However, there is no assurance that these efforts will result in increased demand for its products.

In light of the uncertain impact and duration of current economic trends, the Company has tried to take steps, where possible, to increase prices; however, such increases may not offset the increases in our costs and/or could negatively impact demand and our gross margin. In light of these conditions, the Company has sought to maintain significant liquidity. As of December 31, 2024, the Company’s consolidated statement of financial condition included $91.8 million of cash and cash equivalents and securities available for sale. However, the Company’s cash and cash equivalents and securities available for sale as of December 31, 2024 reflect a significant decline as compared to its cash and cash equivalent and securities available for sale balances as of December 31, 2023. As a consequence, the Company is considering a full range of strategies to mitigate losses, reduce costs, and preserve liquidity in light of continued headwinds in the current economic environment in which the Company and its subsidiaries are operating. Further, as previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of each of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not support additional investment.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2024 compared to the same 2023 period:

●	Total consolidated revenues of $307.3 million in 2024, a 23.4% decrease compared to 2023.
●	Loss before income taxes of $(56.9) million in 2024 compared to $(21.7) million in 2023.
●	Net loss attributable to common shareholders of $(63.9) million in 2024 compared to $(20.8) million in 2023.
●	Diluted loss per share of $ (4.67) in 2024 compared to $ (1.44) in 2023.

The Company’s consolidated results for the year ended December 31, 2024 compared to the same 2023 period were significantly impacted by the following:

●

A net decline of $33.1 million in Altman’s results of operations before income taxes during 2024 as compared to 2023, which reflects, among other factors as described herein, (i) the gains recognized by Altman during 2023 upon the consolidation of Altman Living and related real estate joint ventures in January 2023, (ii) a decrease in net profits in 2024 from the sale of lots to homebuilders at the Beacon Lake Community development due to the substantial completion of the development, as Altman sold 6 developed lots during the 2024 period compared to 79 developed lots during the 2023 period, (iii) lower equity in net earnings in unconsolidated joint ventures primarily due to the Altis Ludlam joint venture’s sale of its multifamily apartment community in 2023, lower equity earnings from the Sky Cove South joint venture, and operating losses from real estate developments which commenced operations in 2024, and (iv) an increase in general and administrative expenses in 2024 primarily attributable to the expansion of the Altman Logistics platform and operating expenses related to the Altis Grand Kendall joint venture, which is a consolidated development project which commenced leasing and operations in 2024; and

●

A $10.4 million net increase in BBX Sweet Holdings’ loss before income taxes during 2024 as compared to 2023 primarily due to an increase in IT’SUGAR’s operating loss, which reflects lower comparable store sales and higher occupancy and payroll expenses and including the impact of new store locations opened in 2023 and 2024; partially offset by

●

A $9.2 million net decrease in Renin’s loss before income taxes during 2024 as compared to 2023, which primarily reflects (i) an improvement in gross margin and gross margin percentages related to prices increases, a reduction in shipping costs, and initiatives implemented by Renin to reduce costs associated with its manufacturing and distribution facilities, (ii) lower interest expense, (iii) lower selling, general and administrative expenses primarily due to a reduction in headcount, and (iv) foreign currency exchange gains, partially offset by a net decrease in sales as a result of lower customer demand.

●

A $3.2 million net decrease in corporate general and administrative expenses primarily related to lower compensation expense, reflecting reduced executive bonuses and cash incentive awards during 2024.

●	The recognition of a valuation allowance on the Company’s net deferred tax assets as of December 31, 2024.

Segment Results

BBX Capital reports the results of its business activities through the following reportable segments: Altman, BBX Sweet Holdings, and Renin.

Information regarding loss before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Altman	$(10,676)	22,400	75,231
BBX Sweet Holdings	(22,081)	(11,706)	189
Renin	(967)	(10,206)	(15,444)
Other	(1,921)	1,459	1,015
Reconciling items and eliminations	(21,301)	(23,670)	(18,200)
(Loss) income before income taxes	$(56,946)	(21,723)	42,791
Benefit (provision) for income taxes	(7,684)	2,060	(15,149)
Net (loss) income	(64,630)	(19,663)	27,642
Net loss (income) attributable to noncontrolling interests	734	(1,135)	378
Net (loss) income attributable to shareholders	$(63,896)	(20,798)	28,020

Altman Reportable Segment

Segment Description

Altman is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities primarily located in Florida. As part of its real estate development activities, Altman invests in developments primarily through joint ventures in which it serves as the managing member, and Altman also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Since November 2018, Altman has owned a 50% equity interest in Altman Living, a developer and manager of multifamily apartment communities, and in January 2023, Altman acquired the remaining equity interests in Altman Living. In 2021, Altman established Altman Logistics for the purpose of developing warehouse and logistics facilities.

Business Update

Current economic and market conditions have had a material adverse effect on Altman’s business, results of operations, and financial condition. These conditions include, among other things, (i) elevated interest rates, (ii) inflationary conditions, (iii) volatility and turmoil in the economy and markets, (iv) announced new and additional tariffs on products sourced from international markets, and (v) supply chain issues. Such conditions have adversely impacted, among other things, (i) the cost to develop and construct existing and prospective development projects, (ii) the cost and availability of debt and equity financing for existing or prospective development projects, (iii) the anticipated profitability of existing and prospective development projects, (iv) the availability of investors interested in acquiring stabilized rental properties, and (v) Altman's plans to deploy capital in investments in new development opportunities.

In light of the foregoing, Altman is reviewing its go forward operations and strategies, particularly as Altman Living and Altman Logistics are currently structured for scale and growth that are not supported by current economic conditions, and as a result, Altman is currently focused on the implementation of cost-savings measures to mitigate the impact of current economic conditions on its business.

Economic and market conditions have deteriorated and have had and are continuing to have a significant adverse impact on Altman's operations. In particular, elevated  interest rates have (i) increased the cost of outstanding indebtedness and new financings, (ii) adversely impacted the availability of financing for development projects, and (iii) adversely impacted the anticipated profitability of existing and prospective development projects, as a majority of development costs are financed with third party debt and capitalization rates related to rental properties, including multifamily apartment communities, are generally impacted by interest rates. Further, Altman has also observed fewer investors interested in acquiring stabilized rental properties or pursuing equity or debt financing for new multifamily apartment community development projects. Altman believes this is the result of (i) elevated interest rates, (ii) current economic and market conditions, including high construction costs and slowing or declining rental rates, and (iii) the related impact of these factors on financial institutions, including banks, that have historically provided debt financing for these developments. In addition, Altman has experienced higher development and construction costs as a result of (i) continued volatility in commodity and labor prices, (ii) the failure of various suppliers and subcontractors to meet their contractual obligations to the Company, which has resulted in additional costs to supplement such suppliers in order to complete construction of its projects, and (iii) disruptions in supply chains for certain commodities and equipment, which has resulted in ongoing supply shortages of building materials, equipment, and appliances and delays in the completion of projects. In addition, Altman has continued to experience an increase in the operating costs associated with rental properties, including significantly higher property insurance costs. The increase in operating costs has increased costs incurred by the development joint ventures while a property is owned by the joint venture and may also have a significant impact on the values at which these communities can be sold upon stabilization. Further, while the impact of these factors on Altman’s multifamily apartment developments were previously mitigated by growth in rental rates, Altman has seen a deceleration in the growth of rental rates, as well as a contraction in rental rates and a significant deceleration of the volume of new lease activity in certain markets. Altman believes this is attributable to (i) economic conditions, including significant inflation in recent years, which has impacted the affordability of rental housing and (ii) the completion of the development of a number of various new multifamily apartment communities in many of the markets in which Altman operates.

The above factors have negatively impacted (i) the timing and expected profitability of projects currently under development. (ii) the commencement of new development opportunities and the anticipated profitability of such developments, and (iii) the sales values of multifamily apartment communities, which are also being adversely impacted by an increase in capitalization rates, a decline in the number of potential purchasers, and a deterioration in net operating income as a result of inflationary pressures and a decline in rental rates. These factors are adversely impacting Altman’s results of operations, cash flows, and financial condition and may have a material adverse impact on Altman in future periods, particularly if debt and equity financing is not available for new projects or are only available on less attractive terms. Further, although there was some decline in 10-year treasury yields and indications of a decline in capitalization rates during 2024, in late 2024 and into 2025, there was an increase in 10-year treasury yields, which often correlates with capitalization rates and may result in continued volatility in the estimated sales values of multifamily apartment communities, in spite of a decrease in short-term interest rates. Altman believes that this recent resurgence of elevated 10-year treasury yields as compared to the lower levels observed in recent years, along with ongoing volatility in such yields, may have a further adverse impact on Altman Living’s ability to identify new potential projects which satisfy its investment criteria and to source debt and equity capital to fund such development projects.

In addition, the operating expenses of Altman Logistics, which has only recently commenced the development of various logistics properties that would not be expected to be monetized for 3-5 years, have also had an unfavorable impact on Altman's operations.

In light of the above factors, Altman currently continues to expect to incur an operating loss during 2025 and experience continued deterioration of its operating results over the next several years as compared to 2021 and 2022 based on its current pipeline of investments, which reflects, among other things, (i) the accelerated monetization of certain investments into 2021 and 2022 as a result of favorable market conditions, (ii) the temporary delay of the commencement of new development projects in 2020 due to the COVID-19 pandemic which together with (i) above resulted in a significant decline in monetization of investments in 2023 and 2024, (iii) a decrease in the number of potential development opportunities which meet its investment criteria which will result in a decline in fee income recognized by Altman Living from fewer new development projects, and (iv) increased operating losses from Altman Living as a result of higher costs related to the completion of Altman Living’s existing projects and the decision by Altman Living to maintain its overhead, structure and staffing in order to identify future developments for its pipeline in spite of lower fees and profits from development projects. Further, while Altman Living is in the process of completing and leasing  several multifamily apartment communities that would typically be expected to be stabilized and sold between 2025 and 2026, there is significant uncertainty related to the timing and amount of cash flows expected from the potential monetization of these developments as a result of various factors, including market conditions impacting the value of stabilized rental properties and the ability of certain of Altman Living’s joint venture partners to control or significantly influence the process of monetizing completed developments pursuant to the terms of the related operating agreements.

Altman has continued to pursue new development opportunities through its platforms, and Altman Living has also been evaluating several potential opportunities to develop communities comprised of single-family rental housing. However, based on the expected life cycle of developments, which generally involve the monetization of an investment approximately three to four years following the commencement of the development, Altman does not expect that its operating results will significantly benefit from these efforts in the near term. Further, as described above, higher than previously anticipated interest rates and capitalization rates, increases in development costs, and declines in economic and market conditions may (i) adversely impact the costs and availability of debt and equity capital (ii) reduce the number of development projects meeting Altman's investment criteria, and (iii) adversely impact Altman's plans to deploy capital in investments in new development opportunities, particularly investments in the development of multifamily apartment communities. Further, while the potential development of single-family rental housing communities may provide Altman Living with the ability to leverage its overhead and potentially generate fee revenues and profits from investments in such communities, Altman Living has not previously developed such communities, and there are various risks related to Altman Living’s ability to execute such developments. In addition, while Altman Logistics has recently been successful in identifying potential development opportunities which Altman believes meet its investment criteria and Altman has invested capital in such opportunities, there are material risks relating to Altman Logistics, including (i) that its real estate developments are a new real estate asset type for Altman and (ii) that its expansion of its development activities are to regions outside of Florida. Further, while Altman has employed various professionals with experience in the development of logistics facilities, Altman Logistics, as a new division of Altman, has yet to fully execute on the construction, leasing, and sale of a completed development, and at the current time, no lease agreements have been executed related to Altman Logistics’ current developments. As of December 31, 2024, the Company’s statement of financial condition included predevelopment costs of approximately $7.0 million related to deposits and other costs incurred related to various new development opportunities being evaluated by Altman that would be expected to be recovered upon the commencement of the related development projects. Failure to commence such developments would result in the write-off of predevelopment costs, which could materially impact the Company’s results of operations and financial condition depending on the extent of predevelopment costs incurred. In addition, for one of these projects, Altman may be required to reimburse its prospective joint venture partner for predevelopment costs incurred by the potential partner if the project does not proceed.

Altman Living and Related Investments

Altman’s Ownership in Altman Living and Acquisition of Additional Equity Interests in 2023

From November 2018 through January 2023, Altman and Mr. Joel Altman each owned a 50% equity interest in Altman Living.   On January 31, 2023 (the “Acquisition Date”), Altman closed on the acquisition of an additional 50% equity interest in Altman Living from Mr. Altman for cash consideration of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition), and a deferred cash payment of $2.4 million. In connection with the acquisition, the parties agreed that Mr. Altman would remain employed by Altman Living and that an agreed-upon $2.4 million cash payment of the purchase price would be deferred and payable until the earlier of (i) the termination of Mr. Altman’s employment from Altman Living and (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the terms pursuant to which Mr. Altman may invest in new development projects commencing subsequent to the Acquisition Date. In particular, with respect to projects that commence prior to the Final Payment Date (other than certain development projects in predevelopment stages as of the Acquisition Date), Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in Altman Living. However, in such case, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which Altman will be entitled as the managing member. If Mr. Altman does not invest in the managing member of additional joint ventures, Altman will be entitled to offset Mr. Altman's required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, Altman is entitled to nominate all members of the executive committee responsible for the management of Altman Living (although Altman has to date continued to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to Altman Living. Further, Altman is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by Altman Living subsequent to the Acquisition Date. However, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for Altman’s Investment in Altman Living

Through the Acquisition Date, the Company accounted for its investment in Altman Living under the equity method of accounting, as Altman and Mr. Altman jointly managed Altman Living and shared decision-making authority for all significant operating and financing decisions through such date.  However, as a result of Altman’s acquisition of control and decision-making authority over Altman Living, the Company consolidated Altman Living in its consolidated financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company was required to remeasure the carrying value of its existing 50% equity interest in Altman Living at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of Altman Living’s identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in Altman Living at the Acquisition Date.

See Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report for further detail related to the acquisition of Altman Living and the Company’s accounting for the transaction, including the Company’s determination that it should also consolidate Altman Builders, which was a then partially-owned subsidiary of Altman Living, as of the Acquisition Date.

Accounting for Real Estate Joint Ventures Related to Altman Living

Prior to the Acquisition Date, Altman invested with Mr. Altman in the managing member of real estate joint ventures sponsored by Altman Living. Pursuant to the operating agreements of the managing member entities, Altman and Mr. Altman share decision-making authority for all significant operating and financing decisions related to the managing member entities, and as a result, the Company previously accounted for its investments in the managing member of the real estate joint ventures sponsored by Altman Living using the equity method of accounting. While the governance structures related to these existing real estate joint ventures were not amended in connection with Altman’s acquisition of the remaining 50% equity interests in Altman Living, Altman evaluated these existing joint ventures under the applicable accounting guidance for variable interest entities (“VIEs”) and determined that, as a result of the Company’s acquisition of control of Altman Living and the resulting nature of the ongoing relationship between Altman and Mr. Altman, the Company was required to consolidate the managing members of the existing real estate joint ventures sponsored by Altman Living as of the Acquisition Date.

Further, due to the consolidation of the managing members of the real estate joint ventures sponsored by Altman Living, Altman evaluated the managing members' investments in each respective real estate joint venture under the applicable accounting guidance for VIEs. Based on the Company’s analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company determined that, while the Company will consolidate the managing member entities, the managing member entities must account for its investments in the underlying real estate joint ventures, other than the Altis Grand Kendall joint venture, under the equity method of accounting. With respect to the Altis Grand Kendall joint venture, the Company has determined that the managing member entity must consolidate the Altis Grand Kendall joint venture as of the Acquisition Date.

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

See Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report for further detail related to the consolidation of the existing managing members of real estate joint ventures sponsored by Altman Living.

Organizational Changes at Altman Living

Historically, Altman Living has operated through the following companies: (i) Altman Development (“ADC”), which supervises the development and construction of multifamily apartment communities, (ii) Altman Management (“AMC”), which provides property management services to the owners of multifamily apartment communities, including affiliates of Altman Living and unrelated third parties, and (iii) Altman Builders, which serves as the general contractor for the construction of multifamily apartment communities.

Altman Management ("AMC") has historically provided property management services to the owners of multifamily apartment communities pursuant to property management agreements, including real estate joint ventures sponsored by Altman Living, affiliates of Altman Living (including joint ventures in which Mr. Altman is an investor), and unrelated third parties, and was previously a wholly-owned subsidiary of Altman Living. In March 2023, Altman Living amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner. Altman Living previously served as the managing member of AMC following the formation of the joint venture, although major decisions required the approval of both parties. However, during the year ended December 31, 2024, RAM became the managing member of AMC, although all major decisions continue to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties has thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time which would result in RAM transferring its ownership interests in AMC back to Altman Living and result in Altman Living once again being the sole owner of AMC. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that Altman Living is the primary beneficiary of AMC, as Altman Living has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognizes a noncontrolling interest related to RAM’s equity interest in AMC.

As of the Acquisition Date, Altman Living owned 60% of the equity interests in Altman Builders, which was at the time named Altman-Glenewenkel Construction. Pursuant to the prior operating agreement of Altman Builders, Altman Living had the right to acquire the 40% equity interests in Altman Builders that were not owned by Altman Living for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided Altman Living with the right to acquire such interests for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of Altman’s acquisition of control over Altman Living on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, Altman Living acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing. In addition, Altman Living agreed to pay a contingent purchase price in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025.

Developments Monetized

During the year ended December 31, 2024, none of the joint ventures sponsored by Altman Living monetized any of their respective multifamily apartment communities.

During the year ended December 31, 2023, a joint venture sponsored by Altman Living sold Altis Ludlam Trail, a 312-unit multifamily apartment community located in Miami, Florida. In connection with the sale, the managing member entity, which is owned by Altman, Mr. Altman, and affiliates of Altman Living and is consolidated by the Company, received an aggregate cash distribution of $9.0 million and recognized approximately $1.3 million of equity earnings related to its investment in the joint venture. In addition, Altman received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture that had been accounted for as a loan to the joint venture.

New Developments Joint Ventures

During the year ended December 31, 2024, the Altis Grand Bay joint venture was formed to seek entitlements, fund predevelopment costs, and seek development financing for a potential 336-unit multifamily apartment community in Miami, Florida. In connection with the formation of the joint venture, the Company initially invested $0.7 million in the joint venture in exchange for a 50% membership interest and assigned a purchase and sale agreement for the acquisition of land related to the development to the joint venture. Upon obtaining entitlements and sourcing development financing, including equity and debt financing, the joint venture currently expects to form a separate joint venture with third party investors to acquire and develop the land. However, there is no assurance that the venture will close on the land or be able to obtain entitlements or development financing for the development on acceptable terms, or at all, and the joint venture may be required to recognize losses related to predevelopment expenditures incurred if it does not proceed with the development.

During the year ended December 31, 2023, a joint venture sponsored by Altman Living closed on development financing and commenced the development of Altis Grand Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. As of December 31, 2024, the managing member entity, which is owned by Altman, Mr. Altman, and affiliates of Altman Living, and is consolidated by the Company, had invested $6.6 million in the Altis Grand Twin Lakes joint venture.

Business Update

As described above, economic and market conditions have had a significant negative impact on Altman Living’s operations. In particular, Altman Living has observed a deceleration in the growth of rental rates at its developments, as well as a contraction in rental rates and significant deceleration of new leasing volume in certain markets, and a relative slowdown in investor demand for multifamily apartment communities, both of which have a negative impact on the estimated sale values of multifamily apartment communities. Further, Altman Living has observed a decline in the availability of debt and equity capital for new multifamily apartment developments and a decrease in the number of potential development projects which meet its investment criteria. Altman Living believes that these conditions are primarily a result of elevated interest rates, current economic and market conditions, and increases in development costs. As a result of elevated interest rates, including elevated 10-year treasury yields, Altman Living had previously observed indications of a potential increase in capitalization rates as compared to its underwriting estimates for various projects, although it began to observe a reversal of these trends as 2024 progressed based on sales transactions in the market and declines in interest rates, including a decline in 10-year treasury yields. However, in late 2024 and into 2025, in spite of a decrease in short-term interest rates, Altman Living has observed an increase in 10-year treasury yields, which often correlates with an increase in capitalization rates and may result in continued volatility in the estimated sales values of multifamily apartment communities. Altman believes that this recent resurgence of elevated 10-year treasury yields as compared to the lower levels observed in recent years, along with ongoing volatility in such yields, may have a further significant adverse impact on Altman Living’s ability to identify new potential projects which its investment criteria and to source debt and equity capital to fund such development projects.

With respect to its existing communities under development, Altman Living has continued to experience significant volatility in development costs, including (i) higher than anticipated interest costs related to debt financing, (ii) unanticipated increases in commodities costs, and (iii) delays in the timing of the completion of projects. Further, Altman Builders has been impacted by the failure of certain subcontractors to perform pursuant to their construction contracts with Altman Builders, which has resulted in unforeseen costs related to the completion of certain projects and a significant decline in the expected general contractor profits related to such projects. The recognition of losses on various construction contracts have had a significant negative impact on Altman Living’s results of operations during the years ended December 31, 2024 and 2023. While Altman Living previously anticipated that higher development costs would be offset to some extent by demand for multifamily housing and higher rental rates resulting from inflationary factors, these expectations have been moderated in light of (i) elevated interest rates, (ii) potential decreases in investor demand and volatility in capitalization rates, which may negatively impact the values at which these communities could be sold upon stabilization and the timing of such sales, (iii) the deceleration in the growth of rental rates at its developments, as well as a decline in rental rates and new leasing volume in certain markets, and (iv) continued inflationary pressures (including significant increases in costs such as property insurance, that are outpacing current growth in rental rates) negatively impacting both the operating results of these communities and the estimated values at which these communities could be sold. Further, the current deceleration in the growth of rental rates, as well as the contraction of rental rates and significant deceleration of new leasing volume in certain markets, has been, and may continue to be impacted by the completion of the development of new multifamily apartment communities by others in many of the markets in which Altman Living operates.

With respect to potential development projects, a decline in the availability, as well as increases in the cost of, debt and equity capital for new development opportunities and uncertainty in the overall economy and compression in the profits expected to be earned from new developments has limited Altman Living’s ability to identify equity and/or debt financing on acceptable terms, or at all, even when potential development opportunities that meet its investment criteria are identified, and there is risk that these factors could continue to negatively impact Altman Living’s ability to identify equity and/or debt financing in the future, which would result in further ongoing operating losses for Altman Living. In light of the limited pipeline of potential multifamily apartment developments, Altman Living is also evaluating several potential opportunities to develop communities comprised of single-family rental housing. However, while such opportunities may provide Altman Living with the ability to leverage its overhead and potentially generate fee revenues and profits from investments in such communities, Altman Living has not previously developed such communities, and there are various risks related to Altman Living’s ability to execute such developments.

As previously disclosed, during the year ended December 31, 2022, Altman Living made a decision not to move forward with several prospective development opportunities and recognized losses related to predevelopment expenditures for those developments based on the determination that such developments no longer met Altman Living’s investment criteria. The decision not to move forward with these projects, along with the limited pipeline of new potential projects that has been generated over the past two years, has had an adverse impact on Altman Living’s operating results, as such projects were previously anticipated to generate development management and general contractor fees related to such projects in 2023 and 2024. In addition, in order to restore its pipeline of prospective development opportunities, Altman Living has incurred additional predevelopment expenditures related to new development projects, and such expenditures may result in the recognition of further losses in future periods if Altman Living is unable or chooses not to commence such projects.

Risks Related to Current Economic Conditions

As previously discussed, economic and market conditions are highly uncertain, and could ultimately have a significant impact on rental rates, occupancy levels, and rental receipts, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities managed by Altman Living through a joint venture, the extent of management fees earned by Altman Living, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by Altman Living could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances. In addition, increases in costs of developing and operating multifamily apartment communities, including, but not limited to, increases in commodity prices, labor prices, and property insurance costs, would also have an adverse impact on market values and Altman Living's operating results. If there is a significant adverse impact on real estate values as a result of higher interest rates, lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by Altman Living may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which would adversely impact (i) the profits expected to be earned by Altman from its investment in the managing member of such projects and (ii) the ability of the joint ventures to repay or refinance construction loans on such projects and could also result in the recognition of impairment losses related to Altman’s investment in such projects. All of these factors could result in increased operating losses at Altman Living, the recognition of impairment losses by Altman related to their current investments, and the recognition of impairment losses related to Altman’s investment in Altman Living, including the goodwill recognized by the Company in connection with the consolidation of Altman Living.

Altman Logistics

New Development Joint Ventures

In September 2023, Altman Logistics formed the Apex Logistics Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing Apex Logistics Park at Delray, a logistics facility expected to be comprised of three buildings with a total of approximately 593,000 square feet of leaseable area. In 2024, the joint venture closed on debt financing for site development and the construction of the first phase of the facility and commenced site development and construction of the first phase of the facility. As of December 31, 2024, the Company had invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member has invested those proceeds in the Apex Logistics Park at Delray joint venture in exchange for a 10% membership interest in the venture. Altman Logistics currently expects to invest approximately $2.5 million of additional capital in the administrative managing member for investment in the Apex Logistics Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by the Apex Logistics Park at Delray joint venture. Pursuant to the terms of the operating agreement for the Apex Logistics Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions after PCCP receives a specified return on its contributed capital. In 2024, the joint venture closed on debt financing for site development and the construction of the first phase of the facility and commenced site development and construction of the first phase of the facility.

In January 2024, Altman Logistics formed the Apex Logistics at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and in March 2024, the joint venture acquired approximately 22.5 acres of land for the purpose of developing Apex Logistics at Lakeland, a logistics facility expected to be comprised of approximately 210,000 square feet of leaseable area. In connection with the formation of the joint venture, the Company had initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member has invested those proceeds in the Apex Logistics at Lakeland joint venture in exchange for a 50% membership interest in the venture. As of December 31, 2024, the Company had invested a total of $2.1 million in the joint venture for predevelopment expenditures and land acquisition costs based on its 50% membership interest in the venture. However, in March 2025, the joint venture closed on debt financing for the construction of the logistics facility, and pursuant to the terms of the operating agreement for the joint venture, Altman Logistics and FRP recapitalized the joint venture, which resulted in the Company owning a 10% membership interest in the venture and FRP owning the remaining 90% of the joint venture. As a result of the recapitalization and the return of a portion of its initial capital in the venture, the Company currently has an investment of $1.3 million of capital in the administrative managing member that will be invested in the Apex Logistics at Lakeland joint venture based on the administrative managing member’s 10% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. As a result, Altman Logistics, as the administrative managing member, will be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

In March 2024, Altman Logistics formed the Apex Logistics Park at Davie joint venture, a joint venture with affiliates of FRP, for the purpose of developing a logistics facility and assigned a contract to acquire approximately 11.3 acres of land in Davie, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into Apex Logistics Park at Davie, and in connection with the acquisition, the Company invested an additional $11.9 million in the joint venture, increasing its investment in the joint venture to $12.8 million. As of December 31, 2024, the Company had invested a total of $13.4 million in the joint venture for predevelopment expenditures and land acquisition costs based on its 50% membership interest in the venture. However, in March 2025, the joint venture closed on debt financing for the construction of the logistics facility, and pursuant to the terms of the operating agreement for the joint venture, Altman Logistics and FRP recapitalized the joint venture, which resulted in the Company owning a 20% membership interest in the venture and FRP owning the remaining 80% of the joint venture. As a result of the recapitalization and the return of a portion of its initial capital in the venture, the Company currently has an investment of $5.3 million of capital in the administrative managing member invested in the Apex Logistics Park at Davie joint venture based on the administrative managing member’s 20% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. As a result, Altman Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

In October 2024, Altman Logistics formed the Apex Logistics at Parsippany joint venture, a joint venture with Fox DHS Ventures, LLC ("DHS"), and the joint venture acquired 10.5 acres of land in Parsippany, New Jersey for the purpose of developing Apex Logistics at Parsippany, a logistics facility expected to be comprised of 140,000 square feet of leasable area. In connection with the formation of the joint venture, Altman Logistics initially invested $1.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds and $0.2 million of contributions from certain affiliated investors in exchange for an 11% membership interest in the joint venture. Pursuant to the terms of the operating agreement for the joint venture, the administrative managing member will be entitled to receive 11% of the joint venture distributions until the administrative managing member and DHS receives their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon DHS receiving a specified return on its contributed capital. In January 2025, the joint venture obtained debt financing for the construction of the facility, and development of the site has commenced.

In November 2024, Altman Logistics formed the Apex Logistics at Hamilton joint venture, a joint venture with RREEF CPIF Park at Hamilton Member, LLC ("RREEF"), and the joint venture acquired 15.7 acres of land in Hamilton, New Jersey for the purpose of developing Apex Logistics at Hamilton, a logistics facility expected to be comprised of 170,800 of leaseable area. In connection with the formation of the joint venture, Altman Logistics initially invested $1.4 million in the developer member of the joint venture, and the developer member invested those proceeds and $0.2 million of contributions from certain affiliated investors in exchange for a 10% interest in the Apex Logistics at Hamilton joint venture. The joint venture expects to commence construction of the logistics facility during the first quarter of 2025. Pursuant to the terms of the operating agreement for the joint venture, the developer member will be entitled to receive 10% of the joint venture distributions until the developer member and RREEF receives their aggregate capital contributions. Thereafter, the developer member will be entitled to receive an increasing percentage of the joint venture distributions based upon RREEF receiving a specified return on its contributed capital.

Sale of Purchase Contract

As part of its efforts to identify land parcels to acquire and develop into logistics facilities, Altman Logistics previously entered into a purchase agreement to acquire a land parcel in Fort Myers, Florida. In July 2023, Altman Logistics determined that it would not proceed with the development of a logistics facility on the parcel and assigned the purchase and sale agreement to an unaffiliated replacement buyer of the parcel for net proceeds of $2.6 million. As a result, the Company recognized a net gain of $2.3 million related to the sale of the contract during year ended December 31, 2023.

Beacon Lake Master Planned Development

Altman is the master developer of the Beacon Lake Community, a master planned community located in St. Johns County, Florida that is being developed in four phases and expected to be comprised of 1,476 single-family homes and townhomes. As the master developer, Altman developed the land and common areas and sold finished lots to third-party homebuilders who are constructing single-family homes and townhomes. Other than in the case of the lots comprising Phase 4, which were sold to a homebuilder as undeveloped lots, the agreements pursuant to which Altman sold finished lots to homebuilders generally provided for a base purchase price that is paid to Altman upon the sale of the developed lots to the homebuilders and a contingent purchase price that is calculated as a percentage of the proceeds that the homebuilders receive from the sale of the completed homes. While an estimated amount of the contingent purchase price was recognized in Altman’s revenues upon the sale of the lots to the homebuilders, the contingent purchase price is paid to Altman upon the closing of such home sales by homebuilders.

As of December 31, 2024, Altman had substantially completed its primary activities as the master developer of the Beacon Lake Community, including the development and sale of the 1,177 lots comprising Phases 1 through 3 of the community and the sale of the 299 undeveloped lots comprising Phase 4 in a bulk lot sale to a single homebuilder. Further, as of December 31, 2024, Altman has collected substantially all of the contingent purchase price due from homebuilders upon the sale of homes by the homebuilders.

During the year ended December 31, 2024, Altman sold 6 single-family lots in the Beacon Lake Community, as compared to 79 single-family lots during the year ended December 31, 2023. The decrease in the lots sold in 2024 as compared to 2023 primarily reflects the lack of remaining inventory available in the community in 2024, as the project is now substantially complete.

Single -Family Development Joint Venture

In February 2021, Altman invested $4.9 million in the Sky Cove South joint venture, which was formed by a third party developer to develop Sky Cove South at Westlake, a residential community that is expected to be comprised of 197 single-family homes in Loxahatchee, Florida. During the years ended December 31, 2024 and 2023, Altman recognized $0.7 million and $2.4 million, respectively, of equity earnings from the joint venture and received $1.6 million and $4.6 million, respectively, of distributions from the venture. As of December 31, 2024, the joint venture had sold all of the 197 homes in the community.

Mixed Use Development

As of December 31, 2023, Altman had invested $3.8 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. Construction was completed during 2022, and the office tower, residential tower, and retail space were substantially leased by the end of 2023.

In April 2024, the joint venture sold its ownership interests in the residential tower and a portion of the ground floor retail. As a result of that sale, during the year ended December 31, 2024, Altman received a distribution of $2.1 million from the joint venture and recognized $1.7 million of equity earnings from the joint venture.

Results of Operations

Information regarding the results of operations for Altman is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2024 vs	2023 vs
	2024	2023	2022	2023	2022
Sales of real estate inventory	$2,322	12,912	27,794	(10,590)	(14,882)
Revenue from construction contracts	59,935	114,187	—	(54,252)	114,187
Real estate development and property management fees	8,922	11,186	—	(2,264)	11,186
Interest income	6,793	8,017	3,617	(1,224)	4,400
Net gains on sales of real estate assets	1,487	2,210	24,289	(723)	(22,079)
Lease income	675	202	206	473	(4)
Other	50	1	1,629	49	(1,628)
Total revenues	80,184	148,715	57,535	(68,531)	91,180
Cost of real estate inventory sold	(386)	3,071	11,463	(3,457)	(8,392)
Cost of revenue from construction contracts	64,663	122,360	—	(57,697)	122,360
Interest expense	592	104	—	488	104
Recoveries from loan losses, net	(1,633)	(3,594)	(4,835)	1,961	1,241
Impairment losses	697	—	311	697	(311)
Selling, general and administrative expenses	28,225	25,279	13,772	2,946	11,507
Total costs and expenses	92,158	147,220	20,711	(55,062)	126,509
Operating (loss) profits	(11,974)	1,495	36,824	(13,469)	(35,329)
Equity in net earnings of unconsolidated real estate joint ventures	756	4,219	38,414	(3,463)	(34,195)
Gain on the consolidation of Altman Living	—	3,746	—	(3,746)	3,746
Gain on the consolidation of investment in real estate joint ventures	—	12,017	—	(12,017)	12,017
Other income (expense)	542	923	(7)	(381)	930
(Loss) income before income taxes	$(10,676)	22,400	75,231	(33,076)	(52,831)

Altman recognized a loss before income taxes of ($10.7) million during the year ended December 31, 2024 compared to income before taxes of $22.4 million during the same 2023 period. The $33.1 million decrease was primarily due to the following:

●	The recognition of $15.8 million of total non-cash remeasurement gains related to the Company's consolidation of Altman Living and related real estate joint ventures in 2023;
●	A decrease in net profits from the sale of lots to homebuilders at the Beacon Lake Community development, as Altman sold 6 single-family lots in 2024 as compared to 79 single-family lots in 2023;
●	A net decrease in equity in net earnings of unconsolidated joint ventures primarily due to (i) lower sales of single-family homes by the Sky Cove South joint venture in 2024 as compared to 2023 due to the completion of the development, which resulted in equity earnings from the joint venture of $0.7 million in 2024 as compared to $2.4 million in 2023, (ii) the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023, which resulted in the recognition of $1.3 million of equity earnings in 2023, and (iii) the recognition of operating losses related to multifamily apartment communities that are currently being leased;
●	An increase of $2.9 million in general and administrative expenses in 2024 primarily attributable to the expansion of the Altman Logistics platform and operating expenses related to the Altis Grand Kendall joint venture, which is a consolidated development project which commenced leasing and operations in 2024;
●	Lower real estate development and property management fees in 2024 primarily attributable to the completion of various development projects by Altman Living;
●	Lower recoveries in 2024 as compared to the 2023 period primarily reflecting a declining portfolio of loans;
●	Lower interest income primarily attributable to lower average balances and interest rates on cash, cash equivalents, and marketable securities during 2024 as compared to 2023;
●	Lower net gains on sales of real estate assets in 2024 due to Altman Logistics’ assignment of a purchase and sale agreement related to a land parcel in Fort Myers, Florida in 2023, which generated a net gain of $2.3 million, partially offset by a gain recognized upon the sale of a land parcel in 2024; and
●	Impairment losses in 2024 related to vacant land in the legacy real estate portfolio; partially offset by
●	Lower net losses related to construction contracts in 2024, as Altman Builders recognized higher losses on various construction contracts during the 2023 period, primarily reflecting the impact of the failure in 2023 of certain subcontractors to perform pursuant to their construction contracts with Altman Builders ; and
●	Additional lease income from Altis Grand Kendall, which is a consolidated real estate development that commenced leasing and operations in 2024.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings ("BBXSH") is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer in over 100 retail locations in the United States and one location in Canada whose products include bulk candy, candy in giant packaging, and licensed and novelty items, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products.

IT'SUGAR – Business Update

Current economic conditions, including a significant decline in consumer demand, inflationary conditions that have increased product and operating costs and reduced operating margins, and disruptions in global supply chains, have had a material adverse effect on BBX Sweet Holdings’ business, results of operations, and financial condition. Further, the Company expects that the impact of these factors have been, and may be further, compounded by (i) a shift in consumer diets in connection with weight loss programs (including GLP-1), (ii) increased volatility and turmoil in the economy and markets, and (iii) the implementation of new or additional tariffs on products sourced from international markets.

During the year ended December 31, 2024, IT’SUGAR (i) relocated stores in Miami, Florida and Nashville, Tennessee into larger “candy department store” locations, (ii) opened new retail locations in Mercedes, Texas, McAllen, Texas, Tulsa, Oklahoma, Chesterfield, Missouri, and Middletown, New York, (iii) relocated a store at an existing location in Grapevine, Texas, and (iv) closed seven retail locations. However, the initial terms of a significant number of IT’SUGAR’s lease agreements for its retail locations are scheduled to expire over the next several years, and IT’SUGAR has sought to mitigate the impact of upcoming lease expirations by, among other things, (i) negotiating with the landlords to extend the term of the leases, (ii) evaluating alternative retail locations within the same markets, and (iii) evaluating new locations, with a more recent focus on identifying smaller format locations. However, while IT’SUGAR currently has leases to open seven retail locations in the first quarter of 2025, it does not have any further scheduled new store openings beyond March 2025. Based on its current projections, the Company expects that IT’SUGAR will require capital contributions to fund investments in any potential new retail locations and to fund its operations. However, the Company has no obligation to provide additional funding or capital to IT’SUGAR and may determine to not provide additional funding or capital.

During the years ended December 31, 2024 and 2023, IT’SUGAR’s trade sales were $117.4 million and $122.2 million, respectively, a decrease of $4.7 million. The decrease in trade sales reflects lower comparable store sales, partially offset by the impact of sales generated in IT’SUGAR’s new and expanded store locations. During the year ended December 31, 2024, IT’SUGAR’s comparable store sales, which represent IT’SUGAR’s sales at its retail locations excluding both the impact of e-commerce sales and changes in its store portfolio, decreased by approximately 10.4% as compared to 2023. Further, compared to 2022, IT'SUGAR's comparable store sales had cumulatively declined by over 17%. IT’SUGAR believes the decline in comparable store sales reflects the impact of current economic conditions on consumer demand, as it observed a significant decline in consumer demand in the second quarter of 2023 that has continued through the current time. Although the pace of the decline in comparable store sales slowed through the third quarter of 2024, IT’SUGAR’s sales during the holiday season in the combined months of November and December 2024 were significantly lower than anticipated. As a result, the magnitude and duration of any potential continued decline in IT’SUGAR’s sales volumes remains highly uncertain heading into 2025. IT’SUGAR is implementing various measures intended to mitigate the impact of lower consumer demand, including (i) expanding operating hours, (ii) focusing on the sale of higher margin products, including increasing the amount of bulk candy available in its locations, (iii) offering selective promotional discounts on products in an effort to appeal to increasingly cost conscious consumers, and (iv) increasing its average dollars per sales transaction through promotions and small dollar items intended to be added at check-out. However, there is no assurance that such efforts will be successful in mitigating the impact of lower consumer demand on its sales.

As a result of inflationary trends and disruptions in global supply chains, IT’SUGAR experienced significant increases in the cost of inventory and freight, and over the past several years, IT’SUGAR significantly increased the prices of its products in an effort to maintain its selling margins. However, commencing in 2023, it was not possible to continue to increase the prices of its products without adversely impacting consumer demand. As a result, IT’SUGAR has been seeking to shift its product and sales mix towards its higher margin products and negotiate with vendors to reduce its costs. Although IT’SUGAR is hopeful these efforts will result in improved selling margins in future periods, in light of the general volatility in costs over the past several years, as well as the possible imposition of new or additional tariffs on products and materials sourced from international markets, there is no assurance that these efforts will be successful. Further, IT’SUGAR also believes that the price increases that were implemented in recent years, together with the decline in discretionary spending by consumers, has contributed to and will continue to contribute to the decline in demand, and as a result, IT'SUGAR has already strategically implemented price reductions and promotional discounts in an effort to increase consumer demand, notwithstanding the negative impact on its selling margins. In addition, while IT’SUGAR has adjusted the pace at which it is replenishing inventory in light of the slowdown in store sales and general economic uncertainty, it is attempting to closely manage such adjustments in an effort to prevent lower inventory volumes from having a further adverse impact on store sales.

IT’SUGAR has also continued to experience an increase in payroll costs associated with hiring and maintaining staffing at its retail locations and its corporate offices. Further, like the Company’s other reportable segments, IT’SUGAR has experienced a significant increase in insurance costs, including in the cost of property insurance upon the renewal of its policies, and these increases are expected to continue. As a result, IT’SUGAR has implemented various initiatives to reduce payroll costs across its retail locations and corporate offices, including assigning store managers to multiple locations in proximity to each other and implementing staffing reductions throughout the organization.

In August 2023, IT’SUGAR’s founder stepped down as Chief Executive Officer at IT’SUGAR, although he remains an employee and advisor to BBX Sweet Holdings. In connection with the transition, BBX Sweet Holdings acquired his noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, of which $3.3 million was paid in cash at closing, $0.7 million was paid in July 2024 and the balance will be paid in July 2025. As a result, during the year ended December 31, 2023, IT’SUGAR became a wholly-owned subsidiary of BBX Sweet Holdings.

Las Olas Confections and Snacks

During the year ended December 31, 2024, Las Olas Confections and Snacks’ revenues decreased by 31.1% as compared to the 2023 period. While a product recall in 2023 lowered net sales during the 2023 period, Las Olas Confections and Snacks experienced a significant decline in demand from customers in the 2024 period. Further, during the year ended December 31, 2024, Las Olas Confections and Snacks sold one of its product lines to a third party, which also resulted in a decline in sales. While the Company recognized a net gain on the sale of $0.5 million which is included in other income in the table below, the sale resulted in lower sales volumes in the 2024 period as compared to the 2023 period.

During the year ended December 31, 2023, the Company sold Hoffman’s Chocolates’ manufacturing facility in Greenacres, Florida as part of its effort to improve operational efficiencies and transferred substantially all of the manufacturing of the Hoffman’s Chocolates products to the Las Olas Confections and Snacks facility in Orlando, Florida. Further, during the year ended December 31, 2023, the Company transitioned the operations of Hoffman’s Chocolates’ retail locations to IT’SUGAR. As a result, IT’SUGAR operates the Hoffman’s Chocolates retail locations in South Florida as part of its overall store portfolio and purchases a substantial portion of its Hoffman’s Chocolates products from Las Olas Confections and Snacks.

Results of Operations

Information regarding the results of operations for BBXSH is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2024 vs	2023 vs
	2024	2023	2022	2023	2022
Trade sales	$128,664	141,328	139,718	(12,664)	1,610
Cost of trade sales	(82,756)	(91,026)	(83,307)	8,270	(7,719)
Gross margin	45,908	50,302	56,411	(4,394)	(6,109)
Other revenue	119	2	—	117	2
Interest expense	(2,279)	(1,564)	(1,015)	(715)	(549)
Impairment losses	(4,667)	(615)	(238)	(4,052)	(377)
Selling, general and administrative expenses	(61,848)	(60,144)	(55,617)	(1,704)	(4,527)
Total operating loss	(22,767)	(12,019)	(459)	(10,748)	(11,560)
Other income	677	333	718	344	(385)
Foreign exchange loss	9	(20)	(70)	29	50
(Loss) income before income taxes	$(22,081)	(11,706)	189	(10,375)	(11,895)
Gross margin percentage	35.68%	35.59%	40.37%	0.09%	-4.78%
SG&A as a percent of trade sales	48.07%	42.56%	39.81%	5.51%	2.75%
Expenditures for property and equipment	$6,291	13,519	11,383	(7,228)	2,136
Depreciation and amortization	$7,943	7,953	6,629	(10)	1,324
Debt accretion and amortization	$—	37	61	(37)	(24)
Pre opening and closing expenses	$787	1,319	1,021	(532)	298
ASC 842 straight line rent adjustments	$57	299	1,764	(242)	(1,465)

 BBXSH's loss before income taxes for the year ended December 31, 2024 compared to the same 2023 period increased by $10.4 million primarily due to the following:

●	An increase in the operating loss at IT’SUGAR, which was primarily a result of (i) lower sales volume, which reflects a decline in comparable store sales and the impact of closed store locations offsetting the impact of sales from new and expanded store locations and (ii) higher occupancy and payroll expenses, which includes the impact of new and expanded store locations opened in 2023 and 2024; and
●	An increase in impairment losses of $4.1 million related to right-of-use lease assets of $2.4 million and leasehold improvements of $1.6 million; partially offset by
●	A decrease in the operating loss of Las Olas Confections and Snacks in 2024 as compared to 2023, which primarily reflects (i) a customer return related to a product recall in the 2023 period, (ii) the recognition of a $0.5 million gain by Las Olas Confections and Snacks upon the sale of one of its product lines in 2024, and (iii) lower selling, general, and administrative expenses.

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

Business Update

During the year ended December 31, 2024, Renin’s sales decreased by 10.0% as compared to the same period in 2023, primarily reflecting a decrease in sales in its retail channel. Renin's retail channel represented approximately 56% of its net sales in 2024 as compared to approximately 60% in 2023. Renin believes that the decline reflects decreases in customer demand and sales in its retail channel primarily attributable to (i) the impact of price increases, elevated interest rates, and overall inflationary pressures on consumer behavior and (ii) efforts by retailers to rationalize their inventory levels in response to slowing consumer demand. Renin believes that the decline in sales may also reflect changes in consumer preferences related to certain of its products. Further, initiatives to improve its gross margin percentages on products by increasing prices likely resulted in decreased sales, as customers have pursued alternative sources of products in response to the price increases. As a result of these factors, Renin has been actively seeking to increase its market share by expanding its product mix with new and existing customers, and by updating its product mix in an effort to address changes in consumer preferences. However, there is no assurance that these efforts will result in increased demand for its products. Over the past several years, Renin has experienced an increase in sales and gross margin from its direct installation business in the greater Toronto area. However, this business is highly concentrated in high-rise condominiums in the greater Toronto area. While there continues to be a shortage of housing in this market, the current pipeline of new condominium construction in the greater Toronto area has slowed, which is expected to have a negative impact on this channel and will require Renin to explore alternative revenue streams for this channel, including direct installation in single-family housing and commercial real estate.

While sales declined in 2024, Renin’s gross margin improved from $9.9 million during the year ended December 31, 2023 to $13.0 million during the year ended December 31, 2024, reflecting an increase in Renin’s gross margin percentage from 9.8% during the year ended December 31, 2023 to 14.3% during the comparable 2024 period. The improvement in Renin’s gross margin percentages reflects both price increases and a decrease in rates for shipping products from overseas. In addition, the improvement reflects initiatives implemented by Renin to reduce the costs associated with its manufacturing and distribution facilities, including (i) the transfer of substantially all of its operations in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada and (ii) the exit from its primary third-party logistics and warehousing facility in January 2023. As a result of the continued decline in customer demand, Renin has also been engaged in various efforts to improve its gross margin percentages, including (i) negotiating decreases in the cost of certain of its raw materials and products from vendors and (ii) identifying products that historically have had low margins and selectively implementing price increases for such products or discontinuing or modifying the products. Renin is continuing to evaluate additional initiatives to reduce costs, both in its manufacturing and distribution facilities and in its corporate headquarters. As part of these initiatives, Renin’s landlord agreed to accelerate the expiration of the lease term on its Montreal facility to April 2025, and as of December 31, 2024, Renin had ceased operations in the facility.

Although Renin's operating results improved in 2024, lower customer demand, supply chain disruptions, and inflationary cost pressures have had and may continue to have negative impacts on Renin’s operations. In particular, while Renin’s gross margin percentages has improved as a result of its efforts to reduce its costs in its manufacturing and distribution facilities, current and future efforts to reduce costs, including headcount reductions, could have a negative impact on the execution of its ongoing operations. Further, after a period in which it significantly increased its inventory levels to address supply chain disruptions, which had a negative impact on its liquidity, Renin is now focusing on actively rationalizing and lowering its inventory levels in order to reduce its working capital requirements; however, any such efforts could limit its ability to timely fulfill customer orders. In addition, the negotiation of increased prices with customers increases the risk that customers will pursue alternative sources for Renin’s products, which has in the past resulted in a decline in sales volumes to certain customers and may result in Renin losing customers or being forced to maintain or lower prices in an effort to retain customers. Additionally, while Renin had been able to implement price increases with many of its customers. Renin has more recently been required by certain of its customers to reduce its prices where there have been observable declines in freight costs or where there are indications that inflationary pressures are impacting consumer behavior in their retail channels. While Renin has been seeking to diversify its supply chain and limit its exposure to specific geographic locations and suppliers, supply chain delays and the scarcity of products and raw materials have sometimes made this difficult. In addition, although increased diversification in Renin’s supply chains may decrease Renin’s exposure to supply chain disruptions, Renin’s efforts to diversify its supply chain may also negatively impact its product margins, as alternative sources of raw materials and products may not be the most cost effective sources. Further, the implementation of new or additional tariffs on products and raw materials sourced from international markets may have a further adverse effect on Renin’s gross margin and profitability.

Renin is also negatively impacted by higher interest rates, as its borrowings bear interest at variable rates, and the cost of its borrowings has substantially increased as a result of rising interest rates.

Amendment and Restatement of TD Bank Credit Facility

In connection with the acquisition of Colonial Elegance in 2020, Renin amended and restated its credit facility with TD Bank (the “TD Bank Credit Facility” or the “credit facility”) to include a term loan with an initial principal balance of $30.0 million, increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the credit facility to October 2025, and the credit facility was subject to various further amendments between 2021 and 2023.

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

On February 12, 2025, Renin's TD Bank Credit Facility was further amended to remove the requirement to meet certain minimum levels of specified operating results as of December 2024, adjust the commencement date of the fixed charge coverage ratio from January 2025 to December 2024, and modify the calculation of the fixed charge coverage ratio. The amendment also required Renin to repay the remaining outstanding balance of the term loan of $0.8 million upon the execution of the amendment, and in connection with the execution of the amendment, BBX Capital contributed $0.8 million to Renin to fund the repayment.

See Note 13 of the Company’s consolidated financial statements included in Item 8 this annual report for additional information with respect to the amended and restated TD Bank Credit Facility.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

				Change	Change
	For the Years Ended December 31,			2024 vs	2023 vs
	2024	2023	2022	2023	2022
Trade sales	$90,970	101,073	131,951	(10,103)	(30,878)
Cost of trade sales	(77,922)	(91,145)	(127,623)	13,223	36,478
Gross margin	13,048	9,928	4,328	3,120	5,600
Interest expense	(2,391)	(4,596)	(3,588)	2,205	(1,008)
Selling, general and administrative expenses	(13,490)	(15,038)	(17,077)	1,548	2,039
Total operating loss	(2,833)	(9,706)	(16,337)	6,873	6,631
Other expense	(65)	(5)	(57)	(60)	52
Foreign exchange gain (loss)	1,931	(495)	950	2,426	(1,445)
Loss before income taxes	$(967)	(10,206)	(15,444)	9,239	5,238
Gross margin percentage	14.34%	9.82%	3.28%	4.52%	6.54%
SG&A as a percent of trade sales	14.83%	14.88%	12.94%	(0.05)%	1.94%
Expenditures for property and equipment	$407	1,331	1,653	(924)	(322)
Depreciation and amortization	$3,237	3,484	3,344	(247)	140
Debt accretion and amortization	$92	59	128	33	(69)
ASC 842 straight line rent adjustments	$344	344	375	-	(31)

Renin’s loss before income taxes for the year ended December 31, 2024 compared to the same 2023 period decreased by $9.2 million primarily due to the following:

●	An improvement in Renin’s gross margin and gross margin percentage as a result of various factors, including price increases, a decrease in rates for shipping products from overseas, and various initiatives implemented by Renin in an effort to reduce costs associated with its manufacturing and distribution facilities, including the transfer of a substantial portion of its operations in its facility located in Montreal, Canada to its other manufacturing and distribution facilities in the United States and Canada;
●	A decrease in interest expense primarily due to a reduction in Renin’s average outstanding debt balances and lower interest rates associated with the amendment and restatement of Renin's TD Bank Credit Facility in March 2024;
●	A decrease in selling, general and administrative expenses primarily due to lower compensation expense associated with a reduction in headcount and lower severance expenses; and
●	Foreign currency exchange gains in 2024 compared to foreign currency exchange losses during 2023 due to the impact of changes in foreign exchange rates between the U.S. dollar and Canadian dollar, partially offset by
●	Lower trade sales volume during 2024 compared to the same 2023 period.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an entity which provided risk management advisory services to the Company and its affiliates and previously acted as an insurance agent for the Company, its affiliates, and other third parties. Through January 2024, the Company provided risk management advisory services to BVH. However, in January 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”), and although the Company temporarily provided transition services related to risk management to BVH and HGV, the Company is no longer providing such risk management advisory services.

During the years ended December 31, 2024, the Company recognized loss before income taxes related to these other businesses of $1.9 million compared to income before income taxes of $1.5 million, during the year ended December 31, 2023. During the year ended December 31, 2024, the Company restructured its risk management subsidiary and recognized severance and other expenses related to the restructuring. During the year ended December 31, 2023, the Company’s operating business which provided risk management advisory services to the Company and its affiliates sold substantially all of the assets of its insurance agency business and recognized a gain on such sale.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

●	BBX Capital’s corporate general and administrative expenses;
●	The sale of the equity interest of a restaurant acquired through a loan default;
●	Interest income on the note receivable from BVH through January 2024:
●	Interest income on interest-bearing cash accounts; and
●	Interest expense capitalized in connection with the development and construction of real estate.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2024 and 2023 were $24.6 million and $27.8 million, respectively. BBX Capital’s corporate general and administrative expenses consisted of costs of various support functions, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. The decrease in corporate general and administrative expenses primarily reflects lower executive compensation, including (i) $2.7 million and $5.2 million related to cash bonus expenses for the years ended December 31, 2024 and 2023, respectively, and (ii) $2.3 million and $2.8 million of accrued expenses during the year ended December 31, 2024  and 2023, respectively, related to executive long-term incentive cash bonuses granted in January 2024 and 2023.

Restaurant Sale

During the year ended December 31, 2024, the Company's sold its equity interest in a restaurant and recognized a $1.4 million gain on the sale, which is included in other income in the Company's consolidated statements of operations and comprehensive (loss) income.

Interest Income

BBX Capital’s interest income for the year ended December 31, 2024 and 2023 was $0.4 million and $1.2 million, respectively, and includes (i) $0.1 million and $2.1 million of interest income on its note receivable from BVH, (ii) $1.7 million and $0.6 million of interest income from short-term investments, and (iii) the elimination of  $1.4 million and $1.5 million of interest income on intercompany loans provided to subsidiaries, including IT’SUGAR and Renin.

In connection with the acquisition of BVH by HGV in January 2024, the outstanding balance of the note receivable from BVH was repaid.

Goodwill Impairment Considerations

The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The evaluation of goodwill for impairment includes estimates, judgments and assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates and assumptions, particularly in light of economic trends in the U.S. and global economies, including, but not limited to, (i) decreased consumer demand, (ii) elevated interest rates, (iii) increased economic uncertainty, (iv) inflationary pressures and higher costs to operate the Company’s businesses, which would be further impacted by the implementation of new or additional tariffs on raw materials and products sourced from Canada and other international markets, (v) disruptions in global supply chains, and (vi) a general labor shortage and increases in wages.

The Company’s goodwill as of December 31, 2024 was $49.6 million, consisting of $31.2 million, $4.1 million and $14.3 million of goodwill in the Altman Living, Renin, and IT’SUGAR reporting units, respectively.

The Company performed its annual goodwill impairment test as of December 31, 2024 and 2023 and determined that its goodwill was not impaired. As part of its impairment testing, the Company estimated the fair values of the Altman Living, Renin, and IT’SUGAR reporting units. As part of these estimates, the Company applied an income approach utilizing a discounted cash flow methodology and, with respect to Renin, a market approach utilizing a guideline public company and transaction methodology to estimate the fair values of the respective reporting units, and the estimated fair values obtained from the income and market approaches, as applicable, were compared and reviewed for reasonableness to determine a best estimate of the fair value of each reporting unit. The Company’s assessment of these reporting units for impairment required the Company to make estimates based on facts and circumstances as of each applicable reporting date and assumptions about current and future economic and market conditions, giving consideration to whether its estimates and assumptions are also consistent with the perspective of a relevant market participant. With respect to the Altman Living reporting unit, these assumptions included, among other things, (i) the number of development projects expected to be originated by Altman Living on an annual basis in future periods, (ii) a recovery in the market environment in which Altman Living operates and the ability of Altman Living to ultimately execute on its business plan, and (iii) the profits and fee income expected to be generated from current and future development projects. With respect to the Renin reporting unit, these assumptions included, among other things, (i) the continued stabilization of Renin’s gross margins over time, including a return to gross margins closer to historical averages, (ii) a recovery in sales from current sales volumes over time, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. With respect to the IT’SUGAR reporting unit, these assumptions included that, among other things, (i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future and (ii) IT’SUGAR will be able to continue to implement its long-term strategy to reinvest in and grow its business.

However, due to the significant uncertainty in (i) the current and future economic environment, (ii) the amount and duration of any continued decline in consumer demand, and (iii) the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated values of its reporting units may change over time, which could result in the recognition of impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to its reporting units that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a decline in market valuations resulting in an increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products and/or the product margins of the Company’s reporting units, (iii) the inability of Altman Living to meet its targeted number of development projects expected to be originated by Altman Living on an annual basis in future periods and the expected profits and fee income from such projects, (iv) IT’SUGAR not opening new store locations in order to grow its store portfolio and replace stores for which the related leases are expiring, and/or (v) a continuing reoccurrence of losses related to Altman Builders’ construction contracts in future periods. Further, the potential implementation of strategic alternatives related to one or more of the Company’s reporting units in light of the Company’s overall strategy and response to current market conditions could have an adverse effect on the estimated value of these reporting units and result in the recognition of impairment losses in future periods. While the estimated fair values of the Altman Living and Renin reporting units were greater than their respective carrying amounts by more than 20%, the estimated fair value of the IT’SUGAR reporting unit exceeds its carrying amount by $1.2 million, or less than 5%, primarily as a result of a significant decline in the estimated fair value of the reporting unit during 2024. Further, although the estimated fair value of the Altman Living reporting unit exceeds its carrying amount by more than 20%, a significant portion of the excess relates to the estimated fair value of its existing development projects rather than the estimating value of the operating companies that comprise Altman Living. As a result, in addition to the potential impact of changes in estimates and assumptions as described above, such excess related to the Altman Living reporting unit will inherently decline over time if the existing development projects are monetized and Altman Living does not invest in new development projects in which the estimated fair values increase over time.

(Provision) Benefit for Income Taxes

The Company’s effective income tax rate was approximately (14)% and 9% during the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024 the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to an increase in the deferred tax valuation allowance as the Company established a deferred tax asset valuation allowance on all of its net operating loss carryforwards (NOLs) and other deferred tax assets that will not be realized from the future reversal of taxable temporary differences. The effective income tax rate during the year ended December 31, 2024 was also impacted by nondeductible executive and share-based compensation and state income taxes, partially offset by adjustments from the liquidation of investments in partnership and employment tax credits associated with IT'SUGAR.

During the year ended December 31, 2023, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the nondeductible executive compensation and an increase in the Canadian valuation allowance, partially offset by gains recognized on the consolidation of Altman Living that will never be recognized for tax and real estate joint ventures sponsored by Altman Living.

Net Income Attributable to Noncontrolling Interests

The net (loss) income attributable to noncontrolling interests during the year ended December 31, 2024 was ($0.7) million compared to $1.1 million during the 2023 period.

Redeemable Noncontrolling Interests

The net income attributable to redeemable noncontrolling interests during the years ended December 31, 2024 and 2023 was $0.3 million of net income attributable to a redeemable noncontrolling interest in Altman Living Guaranty and $0.1 million net loss attributable to a redeemable noncontrolling interest in IT’SUGAR from January 1, 2023 to July 31, 2023. In August 2023, the Company acquired the redeemable noncontrolling interest in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company.

Other Noncontrolling Interests

Other noncontrolling interests included in the Company’s consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2024 reflects: (i) $1.5 million in losses attributable to noncontrolling interests in consolidated real estate VIEs, (ii) $23,000 in income attributable to a noncontrolling equity interest in a restaurant the Company acquired through foreclosure, and (iii) $0.5 million in income attributable to noncontrolling interests in AMC. Other noncontrolling interests included in the Company’s consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2023 reflects: (i) $0.8 million in income attributable to noncontrolling interests in consolidated VIEs, (ii) $0.1 million of income attributable to noncontrolling interests in a restaurant, (iii) $0.1 million of losses attributable to noncontrolling interests in IT'SUGAR and (iv) $0.1 million in income attributable to noncontrolling interests in AMC.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash flows (used in) provided by operating activities	$(33,970)	(11,229)	36,336
Cash flows provided by (used in) by investing activities	15,133	(15,120)	578
Cash flows provided by (used in) financing activities	24,340	9,602	(27,628)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,503	(16,747)	9,286
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$117,087	111,584	128,331

Cash Flows from Operating Activities

The Company’s cash flow from operating activities decreased by $22.7 million during the year ended December 31, 2024 compared to the same 2023 period primarily due to (i) lower operating cash flows from Altman, including the impact of negative operating cash flows associated with Altman Living, including Altman Builders, and higher operating costs at Altman Logistics primarily due to an increase in personnel, and (ii) higher cash flows used in operating activities at BBX Sweet Holdings, which reflects higher operating losses at IT'SUGAR in 2024 as compared to 2023, partially offset by higher cash flows from operating activities at Renin, which includes the impact of lower operating losses and Renin's efforts to decrease its inventory balances.

Cash Flows from Investing Activities

The Company’s cash flow from investing activities increased by $30.3 million during the year ended December 31, 2024 compared to the same period in 2023 primarily due to (i) proceeds from the repayment of the $35.0 million BVH note receivable in 2024, (ii) lower purchases of securities available for sale in the 2024 period as compared to the 2023 period, (iii) lower purchases of property and equipment, which reflects lower capital expenditures by IT’SUGAR related to new and expanded store locations, and (iv) cash paid for the acquisition of the Altman Companies in 2023, partially offset by (i) cash acquired in the consolidation of the real estate joint ventures during 2023, (ii) lower return of investment in and advances to unconsolidated real estate joint ventures in 2024 primarily due to the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023, (iii) higher investments in unconsolidated real estate joint ventures in 2024 as compared to 2023, and (iv) lower redemptions of securities available for sale in 2024.

Cash Flows from Financing Activities

The Company’s cash flow from financing activities increased by $14.7 million during the year ended December 31, 2024 compared to the same period in 2023, which was primarily due to (i) borrowings on the construction loan related to the development of Altis Grand Kendall, (ii) lower distributions to noncontrolling interests, which primarily reflects distributions in connection with the Altis Ludlam Trail joint venture’s sale of its multifamily apartment community in 2023, (iii) the purchase and retirement of Class A Common Stock in connection with a tender offer during 2023, and (iv) lower cash related to the acquisition of the redeemable noncontrolling interest in IT'SUGAR, partially offset by (i) the repurchase of 500,000 shares of the Company's Class A Common Stock in a private transaction during 2024, and (ii) higher repayments on the Renin TD Bank Credit Facility during 2024 as compared to 2023.

Commitments

As of December 31, 2024, the Company’s material commitments primarily included the required payments due on notes payable and other borrowings and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, payments required on the Company’s noncancelable operating leases, and payments required under certain other contractual commitments by period due date as of December 31, 2024 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations (1)	1 Year	Years	Years	Years	Costs	Total
Notes payable and other borrowings	$10,674	78,168	—	—	(20)	88,822
Noncancelable operating leases	27,750	45,606	36,318	47,918	—	157,592
Final payment for the acquisition of Altman Living (2)	—	—	2,350	—	—	2,350
Final payment for the acquisition of IT'SUGAR Class B Units	652	—	—	—	—	652
Total contractual obligations	39,076	123,774	38,668	47,918	(20)	249,416
Interest Obligations (2)(3)
Notes payable and other borrowings	5,527	4,369	—	—	—	9,896
Total contractual interest	5,527	4,369	—	—	—	9,896
Total contractual obligations	$44,603	128,143	38,668	47,918	(20)	259,312

(1)	The above table excludes certain additional amounts that the Company may invest in Altman Living, Altman Logistics, or their respective sponsored joint ventures, and also excludes any amounts that Altman Living or Altman Logistics may be obligated to pay as the sponsor and managing member of such ventures to fund certain operating shortfalls and cost overruns.
(2)	The $2.4 million represents the amount owed by Altman to Mr. Altman as a result of Altman’s acquisition of Altman Living in January 2023; the amount is payable upon the earlier of the termination of Mr. Altman's employment with Altman Living and November 30, 2028.
(3)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate as of December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash, cash equivalents, and short-term investments of approximately $91.3 million, excluding (i) restricted cash and (ii) cash and cash equivalents in VIEs, as the use of such cash balances is limited to the activities of such VIEs. Although management believes that the Company has sufficient liquidity for the foreseeable future to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and to respond to the challenges the Company faces related to, among other things, inflationary trends, elevated interest rates, and the current economic environment, management intends to implement loss mitigation and cost reduction strategies in light of continued headwinds in the current economic environment in which the Company and its subsidiaries are operating. Further, management intends to continue to review the operations of its subsidiaries to determine whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As previously disclosed, management has evaluated and will continue to evaluate the potential operating deficits, commitments, and liquidity requirements of its subsidiaries and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable or do not in their judgement support additional investment. Further, based on the Company’s review of the challenges and volatility of the current economic environment, the Company is considering a full range of strategic alternatives with respect to its holdings and operations in an effort to mitigate losses, reduce costs, and maintain liquidity. Alternatives under consideration include various cost saving measures, the possible sale of subsidiaries and investments, the possible termination of certain operations, a pause or slowdown of certain operations and new or ongoing development activity, and the possible deregistration of the Company's securities and suspension of the Company’s reporting obligations under the Exchange Act. The Company’s Class A Common Stock is currently traded on the OTCQX, and its Class B Common Stock is currently traded on the OTC Pink Market. If the Company deregisters its securities and suspends its reporting obligations under the Exchange Act, the Company currently anticipates that it would file an application for its Class A Common Stock to be quoted on the OTC Pink Market and would in such case endeavor to provide financial information through the OTCIQ rather than the SEC. We expect to make a decision regarding the possible deregistration of our common stock during the second quarter of 2025. However, there is no assurance that any strategic alternatives will be pursued or achieve the intended results. Further, the implementation of some or all of the strategic alternatives could result in the recognition of material impairment losses and writedowns in future periods.

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

The Company believes that its current financial condition and its plans to implement various loss mitigation and cost reduction strategies will allow it to meet its anticipated liquidity needs. However, the Company may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities to third parties or affiliates. However, these alternatives may not be available to the Company on attractive terms, or at all. The inability to raise any needed funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

The Company currently expects to use its available liquidity to fund operations (including corporate expenses, working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above) and may make additional investments in real estate, its existing operating businesses, or other opportunities, including the potential repurchase of common stock. However, as discussed above, management intends to evaluate any operating deficits, commitments, and liquidity requirements of its subsidiaries as a result of inflationary trends, higher interest rates, and general economic conditions and may make a determination that it will not provide additional funding or capital to its subsidiaries.

BBX Capital

In January 2022, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of shares of the Company’s Class A and Class B Common Stock. The repurchase program authorizes the Company, in management’s discretion, to repurchase shares from time to time subject to market conditions and other factors. The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share in a privately negotiated transaction under its share repurchase program, and as of December 31, 2024, the Company was authorized under the share repurchase program to purchase up to an additional $9.6 million of shares of the Company's Class A and Class B Common Stock.

From time to time, the Company has acquired shares of its Common Stock pursuant to tender offers made to its shareholders and such purchases are not made pursuant to the Company's share repurchase programs.

Altman

As a result of current economic conditions and the impact on its operating results, it is currently anticipated that Altman Living will require funding from the Company for ongoing operating costs, working capital, predevelopment expenditures, investments in new developments projects, and contributions to certain existing development joint ventures for cost overruns and operating shortfalls. Similarly, as a new operating platform within Altman that has only recently commenced its development projects, it is currently anticipated that Altman Logistics will also require funding from the Company for ongoing operating costs, predevelopment expenditures of Altman Logistics, and equity investments in the managing member of any newly formed development joint ventures. However, as previously discussed, Altman is reviewing its go forward operations and strategies, particularly as Altman Living and Altman Logistics are currently structured for scale and growth that are not supported by current economic conditions, and as a result, Altman is currently focused on the implementation of cost-savings measures to mitigate the impact of current economic conditions on these businesses. Further, the Company is considering of a full range of strategic alternatives with respect to its holdings and operations in an effort to mitigate losses, reduce costs, and maintain liquidity, which may include, among other things, a pause or slowdown of new or ongoing development activity.

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

As noted above, while the Company may elect to contribute additional amounts to Altman to fund working capital and other commitments, management will continue to evaluate the operating results, financial condition, commitments and prospects of Altman on an ongoing basis and may determine that it will not provide additional funding or capital.

BBX Sweet Holdings

IT’SUGAR currently expects that it will incur capital expenditures during 2025 to fund construction costs associated with leases for new retail locations that will be opened during the first quarter of 2025, although IT’SUGAR expects to receive reimbursements from landlords in the form of tenant allowances for a portion of these capital expenditures. Further, as a result of current economic conditions and its operating results, including the potential for significant volatility in its sales in the current economic environment, the Company expects that BBX Sweet Holdings will require capital contributions to fund its investments and operations; however, the Company has no obligation to make any additional contributions and may determine not to provide additional funding or capital to BBX Sweet Holdings or its businesses.

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

In March 2025, the Company contributed $4.4 million of capital to BBX Sweet Holdings to repay the outstanding balance of the LOCS Credit Facility.

Renin

During the years ended December 31, 2024 and 2023, BBX Capital provided funds to Renin at various times to provide additional liquidity for working capital, make partial prepayments on Renin’s term loan with TD Bank, and fund certain one-time expenditures, including costs related to the transition of operations from a facility in Montreal, Canada to its other facilities.

While BBX Capital may elect to fund additional amounts to Renin to the extent needed to prevent noncompliance with covenants under the TD Bank Credit Facility or to fund working capital and other commitments, BBX Capital’s management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin on an ongoing basis and may determine that it will not provide additional funding or capital to Renin.

Credit Facilities with Future Availability

As of December 31, 2024, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Toronto-Dominion Bank (“TD Bank”) Revolving Line of Credit - TD Bank Credit Facility

On March 13, 2024, Renin’s TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million, and the proceeds from the amended and restated facility, along with certain capital contributions from BBX Capital, as described below, were utilized to repay the existing facility. Under the terms of the amended and restated credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan was repaid through equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin was required to meet certain minimum levels of specified operating results through December 2024, though this requirement was not applicable for December 2024 as described below. Under the terms of the amended and restated facility, interest rates on amounts outstanding under the revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) the Term SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan were .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, the Company agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance under the term loan portion of the amended and restated facility. During the period between closing and December 31, 2024, if Renin failed to meet the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital can make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated facility. In September 2024, based on Renin's operating results for the month of August 2024, BBX Capital made a $0.5 million capital contribution to Renin to cure the noncompliance with the operating results financial covenant. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to receive a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide any such needed capital contributions could result in events of default under the amended and restated facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. However, pursuant to the terms of the TD Bank Credit Facility, if Renin is not in compliance with its covenants and BBX Capital does not contribute capital to Renin to cure the noncompliance, TD Bank can declare Renin in default and foreclose on the collateral. Further, under the terms of the amended and restated facility, BBX Capital is no longer required to pledge its ownership interests in Renin to TD Bank. BBX Capital's management will continue to evaluate the operating results, financial condition, commitments, and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of December 31, 2024, the outstanding amount under the revolving line of credit was $11.9 million, and the outstanding term loan balance was $0.8 million, with a combined effective interest rate of 6.96%. As of December 31, 2024, Renin was in compliance with the financial covenants under the TD Bank Credit Facility and had $2.3 million of contractually committed availability under the credit facility based on its eligible collateral and required minimum excess availability. BBX Capital contributed $0.8 million to Renin on February 11, 2025 and Renin repaid in full the TD Bank credit facility term loan on February 12, 2025.

On February 12, 2025, Renin's TD Bank Credit Facility was further amended to remove the requirement to meet certain minimum levels of specified operating results as of December 2024, adjust the commencement date of the fixed charge coverage ratio from January 2025 to December 2024, and modify the calculation of the fixed charge coverage ratio. The amendment also required Renin to repay the remaining outstanding balance of the term loan of $0.8 million upon the execution of the amendment, and in connection with the execution of the amendment, BBX Capital contributed $0.8 million to Renin to fund the repayment.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility.  In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank (formerly known as IberiaBank) which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2024, the outstanding balance of the credit facility was $4.4 million and the effective interest rate was 8.0%. In March 2025, the LOCS Credit Facility matured, and the Company contributed capital to BBX Sweet Holdings to repay the outstanding balance of the facility.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility.

In January 2023, IT'SUGAR entered into a credit agreement with Regions Bank (the “IT’SUGAR Credit Facility”) which provides for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent multiplied by the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, Altman has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility. As of December 31, 2024, the outstanding balance under the credit facility was $5.0 million, and the effective interest rate was 6.0%. In January and February 2025, Regions Bank issued $0.5 million of letters of credit to landlords in connection with the opening of IT'SUGAR store locations.

Comerica Letter of Credit Facility- Altman Living LOC Facility.

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

As of December 31, 2024, Altman Living had one letter of credit outstanding under the facility with an aggregate balance of $0.8 million.

TD Bank Construction Loan - Altis Grand Kendall Construction Loan Facility

In November 2022, the Altis Grand Kendall joint venture, a consolidated real estate joint venture, entered into a construction loan agreement (the "Altis Grand Kendall Construction Loan Facility") with TD Bank which provides funding for development and construction costs associated with Altis Grand Kendall up to a maximum principal amount of $75.0 million. The loan has an initial maturity date of November 29, 2026 but may be extended for two consecutive twelve-month periods provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altis Grand Kendall joint venture. The loan is subject to customary loan covenants for similar construction loan facilities, including a specified debt service coverage ratio, and Altman Living Guaranty has provided guarantees under the terms of the loan agreements. As of December 31, 2024, the loan had an outstanding balance of $65.5 million, and the effective interest rate was 6.8%.

As of December 31, 2024, The Company was in compliance with loan covenants under its credit facilities.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are described in further detail in Item 8 – Note 16 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, single-family master planned for sale housing communities, and warehouse and logistics facilities. The Company’s investments in certain joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of December 31, 2024 and 2023, the Company’s investments in these joint ventures totaled $67.0 million and $44.1 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity financing. BBX Capital generally does not directly guarantee the financing of these joint ventures, other than as described in Item 8 – Note 16 of this Annual Report and as further described below. The Company is typically not obligated to fund additional capital to these joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call from a joint venture. The Company believes that the maximum exposure to losses from these joint ventures is approximately $82.0 million, which represents only the carrying amount of the Company's investments in these joint ventures and the restricted cash held by Altman Living and Altman Logistics, as further described below.

As described in Item 8 – Note 16 of this Annual Report on Form 10-K, Altman Living Guaranty, a consolidated VIE, provides repayment, cost overrun, and construction completion guarantees related to the third party construction loans payable by real estate joint ventures sponsored by Altman Living and also provides cost overrun, construction completion and environmental guarantees to such ventures. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that Altman Living Guaranty could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. Altman Living Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of December 31, 2024, Altman Living Guaranty has been funded with $10.0 million in cash and cash equivalents, and Altman Living Guaranty must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures.

As described in Item 8 – Note 16 of this Annual Report on Form 10-K, Altman Logistics Guaranty provides repayment, construction completion, and cost overrun guarantees related to the third party construction loans obtained by real estate joint ventures sponsored by Altman Logistics and also provides cost overrun and construction completion guarantees to such ventures. As of December 31, 2024, the maximum amount of future payments that Altman Logistics Guaranty could be required to make under its repayment guarantees is $31.3 million on aggregate joint venture indebtedness of $31.3 million. Altman Logistics Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. As of December 31, 2024, Altman Logistics Guaranty has been funded with $10.0 million in cash and cash equivalents. Subsequent to December 31, 2024, Altman Logistics Guaranty issued additional guarantees on four construction loans obtained by real estate joint ventures sponsored by Altman Logistics, and the maximum amount of future payments that Altman Logistics Guaranty could be required to make under its repayment guarantees related to these loans is $17.5 million on aggregate joint venture indebtedness of $69.9 million. Altman was not required to fund additional capital to Altman Logistics Guaranty, but the existing balance of $10.0 million held by Altman Living Guaranty as of December 31, 2024 is required to be maintained by pursuant to the terms of these construction loans.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive (loss) income for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of: the recognition of revenue; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets, and goodwill; the valuation of assets and liabilities assumed in the acquisition of a business; the amount of deferred tax valuation allowance and the accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. The accounting policies and estimates that we have identified as critical accounting policies are: the recognition of revenue for certain types of revenues from customers; evaluating goodwill for impairment; and evaluating long-lived assets and definite lived intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition - Variable Consideration Related to Trade Sales, Revenue from Construction contracts, and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. The Company is also entitled to contingent consideration on certain single-family lot sales to homebuilders. Additionally, the Company’s construction contracts give rise to contract modifications (unapproved change orders and claims), cost overruns, shared savings, and other terms that can either increase or decrease the transaction price for the contracts. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of variable consideration related to returns, incentives and construction contracts are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for, among other things, current and expected economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Revenue Recognition - Revenue from Construction Contracts

The Company enters into contracts with real estate joint ventures sponsored by Altman Living to provide general contractor and construction oversight services for the development of multifamily communities. The Company recognizes revenue from these construction contracts over time as work is completed due to the continuous transfer of control to the customer. The Company measures contract progress using the input method which recognizes revenue based on costs incurred to date relative to total estimated costs to complete the contract, subject to adjustments to exclude certain costs that do not depict progress toward the completion of the contract. The estimates of contract progress using the input method is subjective relying on assumptions that are subject to change.

Evaluating Goodwill for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations, giving consideration to whether such judgments, estimates, and plans are also consistent with the perspective of a relevant market participant. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company’s goodwill as of December 31, 2024 was $49.6 million, consisting of $31.2 million, $4.1 million and $14.3 million of goodwill in the Altman Living, Renin, and IT'SUGAR reporting units, respectively.

The Company performed its annual goodwill impairment test as of December 31, 2024 and 2023 and determined that its goodwill was not impaired.

In addition, during the three months ended September 30, 2024, the Company concluded that inflationary pressures, a decline in consumer demand for discretionary products, and the current economic and geopolitical environment, when combined with the longer than anticipated decline in IT’SUGAR’s sales indicated that it was necessary to quantitatively test whether the fair value of the IT’SUGAR reporting unit had declined below its carrying amount as of September 30, 2024. As a result, the Company tested IT’SUGAR’s goodwill for impairment by estimating the fair value of the IT’SUGAR reporting unit as of September 30, 2024 and concluded that its goodwill was not impaired, as the estimated fair value of the IT’SUGAR reporting unit was in excess of the carrying amount of the reporting unit.

Due to the significant uncertainty in (i) the current and future economic environment, (ii) the amount and duration of any continued decline in consumer demand, and (iii) the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated value of its reporting units may change over time, which could result in the recognition of material impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to its reporting units that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a further decline in market valuations resulting in a further increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products of the Company’s reporting units and/or their product margins, including indications that the decline in sales related to Renin and/or IT’SUGAR related to a permanent change in consumer preferences for their products rather than a near to medium term decline attributable to market and economic conditions, (iii) the inability of Altman in future periods to meet its targeted number of development projects expected to be originated by it on an annual basis or its failure to achieve expected profits and fee income from such projects, (iv) IT’SUGAR being unable to open new store locations in order to grow its store portfolio and replace stores for which the related leases are expiring, and/or (v) the Company’s potential implementation of strategic initiatives related to one or more of its reporting units, or changes to existing strategic initiatives to grow one or more of such reporting units, in response to current and expected future economic conditions.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, and real estate held-for-investment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. The Company determined that certain of its leasehold improvements and operating lease assets were impaired at BBX Sweet Holdings reportable segment as of December 31, 2024 in the aggregate amount of $4.0 million. The Company’s property and equipment, rental properties, operating lease assets and definite-lived intangible asset balances were $36.5 million, $41.8 million, $105.3 million and $24.3 million as of December 31, 2024, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risks are equity price risk, interest rate risk, and commodity price risk.

Market risk associated with the Company’s real estate assets consists primarily of equity pricing risk and interest rate risk. The Company’s real estate assets are investments in consolidated and unconsolidated real estate joint ventures that are invested in real estate developments, real estate held-for-investment or held-for-sale, and real estate inventory for sale to homebuilders. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate is located and changes in interest rates, which affects the affordability of real estate and the profitability of real estate developments (which are partially funded with third party construction debt) and which also correlate with the capitalization rates applicable to the sale of real estate assets. As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

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

As of December 31, 2024, the Company had fixed interest rate debt of approximately $0.1 million and floating interest rate debt of approximately $89.0 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or Secured Overnight Financing Rate ("SOFR") rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to commodity pricing risk in connection with its businesses. Commodity price increases or decreases ultimately result in corresponding changes in raw material prices which could impact the costs of producing the products we sell to our customers and constructing real estate assets and ultimately impact our financial condition and results of operations. We have not in the past entered into, and do not currently have any plans to enter into, commodity futures and options contracts to reduce our commodity pricing risk.

To the extent inflationary trends, tightened credit markets, or other factors affect interest rates, the Company’s debt service costs may increase. In the event of tightened credit markets, there may be a significant tightening of availability under our existing lines, and we may be unable to renew our lines of credit or obtain new facilities. Additionally, the Company also relies upon debt financing to fund a significant portion of the development costs of real estate development projects. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets resulting from U.S. Federal Reserve policies, may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar through its ownership of Renin and to a lesser extent an IT'SUGAR store location in Canada. Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of December 31, 2024, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Furthermore, while increases in real estate construction and development costs, as well as the operating costs of real estate assets, may result in increases in rental rates and real estate sales prices, rental rates and sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer demand for housing, the costs of financing activities, and the value of real estate assets, as movements in capitalization rates have historically correlated with interest rates. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, Florida

March 21, 2025

BBX Capital, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents ($2,398 in 2024 and $4,521 in 2023 in variable interest entities ("VIEs"))	$87,698	90,277
Restricted cash ($10,038 in 2024 and $10,089 in 2023 in VIEs)	29,389	21,307
Securities available for sale, at fair value	829	44,576
Trade accounts receivable, net ($401 in 2024 and $385 in 2023 in VIEs)	16,088	18,341
Construction contracts receivable, net	3,803	13,525
Trade inventory, net	30,847	33,836
Real estate ($1,216 in 2024 and $2,688 in 2023 held for sale, $60,075 in 2024 and $64,055 in 2023 of rental property under development in VIEs, $41,832 in 2024 and $0 in 2023 of rental properties in VIEs and $2,614 in predevelopment costs in 2024 and $0 in 2023 in VIEs)	119,812	80,654
Investments in and advances to unconsolidated real estate joint ventures ($65,592 in 2024 and $39,821 in 2023 in VIEs)	67,025	44,076
Note receivable from Bluegreen Vacations Holding Corporation	—	35,000
Property and equipment, net	36,464	40,688
Goodwill	49,647	49,647
Intangible assets, net	24,257	26,839
Operating lease assets	105,310	117,894
Deferred tax asset, net	70	7,192
Contract assets	7,922	30,799
Other assets ($840 in 2024 and $990 in 2023 in VIEs)	23,853	19,591
Total assets	$603,014	674,242
LIABILITIES AND EQUITY
Liabilities:
Accounts payable ($54 in 2024 and $16 in 2023 in VIEs)	$19,282	31,012
Accrued expenses ($924 in 2024 and $349 in 2023 in VIEs)	39,488	40,700
Contract liabilities	13,648	28,641
Other liabilities ($1,427 in 2024 and $1,833 in 2023 in VIEs)	4,294	4,774
Operating lease liabilities	128,872	136,758
Notes payable and other borrowings ($65,469 in 2024 and $27,321 in 2023 in VIEs)	88,822	60,805
Total liabilities	294,406	302,690
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interest	5,019	5,040
Equity:
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares; issued and outstanding 9,977,213 in 2024 and 10,110,336 in 2023	100	101
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares; issued and outstanding 3,854,194 in 2024 and 3,785,851 in 2023 (1)	39	38
Additional paid-in capital	311,757	311,847
Accumulated deficit	(65,651)	(1,755)
Accumulated other comprehensive (loss) income	(666)	1,313
Total shareholders' equity	245,579	311,544
Noncontrolling interests	58,010	54,968
Total equity	303,589	366,512
Total liabilities and equity	$603,014	674,242

(1)  BBX Capital's Class B Common Stock is convertible into its Class A Common Stock on a share for share basis at any time at the option of the holder.

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Trade sales	$226,160	250,436	280,125
Sales of real estate inventory	2,322	12,912	27,794
Revenue from construction contracts	59,935	114,187	—
Real estate development and property management fees	8,922	11,186	—
Interest income	7,217	9,180	5,993
Lease income	675	202	206
Net gains on sales of real estate assets	1,487	2,210	24,289
Other revenue	544	944	3,638
Total revenues	307,262	401,257	342,045
Costs and expenses:
Cost of trade sales	162,794	184,767	213,721
Cost of real estate inventory sold	(386)	3,071	11,463
Cost of revenue from construction contracts	64,663	122,360	—
Interest expense	3,136	3,142	2,399
Recoveries from loan losses, net	(1,633)	(3,594)	(4,835)
Impairment losses	5,364	615	549
Selling, general and administrative expenses	135,710	136,113	116,215
Total costs and expenses	369,648	446,474	339,512
Operating (losses) income	(62,386)	(45,217)	2,533
Equity in net earnings of unconsolidated real estate joint ventures	756	4,219	38,414
Gain on the consolidation of Altman Living	—	3,746	—
Gain on the consolidation of investment in real estate joint ventures	—	12,017	—
Other income	2,744	4,027	964
Foreign exchange gain (loss)	1,940	(515)	880
(Loss) income before income taxes	(56,946)	(21,723)	42,791
(Provision) benefit for income taxes	(7,684)	2,060	(15,149)
Net (loss) income	(64,630)	(19,663)	27,642
Net loss (income) attributable to noncontrolling interests	734	(1,135)	378
Net (loss) income attributable to shareholders	$(63,896)	(20,798)	28,020

Basic (loss) earnings per share	$(4.67)	(1.44)	1.81
Diluted (loss) earnings per share	$(4.67)	(1.44)	1.81
Basic weighted average number of common shares outstanding	13,671	14,411	15,471
Diluted weighted average number of common shares outstanding	13,671	14,411	15,508
Net (loss) income	$(64,630)	$(19,663)	27,642
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(7)	29	(103)
Foreign currency translation adjustments	(1,972)	461	(911)
Other comprehensive (loss) income, net	(1,979)	490	(1,014)
Comprehensive (loss) income, net of tax	(66,609)	(19,173)	26,628
Comprehensive loss (income) attributable to noncontrolling interests	734	(1,135)	378
Comprehensive (loss) income attributable to shareholders	$(65,875)	(20,308)	27,006

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2024

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

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2024

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional	Accumulated	Other
	Class		Class		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	(Deficit)	Income	Interest	Equity
Balance at December 31, 2022	10,629	3,724	$106	37	312,978	20,358	823	226	334,528
Net loss excluding $156 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(20,798)	—	979	(19,819)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,601	2,601
Distributions to noncontrolling interests	—	—	—	—	(197)	—	—	(5,473)	(5,670)
Acquisition of redeemable noncontrolling interest	—	—	—	—	730	—	—	—	730
Other comprehensive income	—	—	—	—	—	—	490	—	490
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(900)	—	—	(900)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	504	—	—	504
Consolidation of real estate joint ventures	—	—	—	—	—	—	—	55,556	55,556
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	328	69	3	1	(4)	—	—	—	—
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(128)	—	(1)	—	—	(919)	—	—	(920)
Purchase and retirement of common stock from tender offer	(726)	—	(7)	—	(5,902)	—	—	—	(5,909)
Share-based compensation	—	—	—	—	4,242	—	—	1,079	5,321
Balance at December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2024

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other
	Class		Class		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	A	B	A	B	Capital	(Deficit)	Income (loss)	Interests	Equity
Balance at December 31, 2023	10,110	3,786	$101	38	311,847	(1,755)	1,313	54,968	366,512
Net loss excluding $253 of income attributable to redeemable noncontrolling interest	—	—	—	—	—	(63,896)	—	(987)	(64,883)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,860	3,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(658)	(658)
Acquisition of redeemable noncontrolling interest	—	—	—	—	259	—	—	—	259
Other comprehensive loss	—	—	—	—	—	—	(1,979)	—	(1,979)
Issuance of common stock from vesting of restricted stock awards	465	68	4	1	(5)	—	—	—	—
Purchase and retirement of common stock	(500)	—	(5)	—	(4,370)	—	—	—	(4,375)
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(98)	—	—	—	(788)	—	—	—	(788)
Sale of interest in restaurant acquired in connection with a loan receivable default	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	—	—	4,814	—	—	917	5,731
Balance at December 31, 2024	9,977	3,854	$100	39	311,757	(65,651)	(666)	58,010	303,589

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(64,630)	$(19,663)	$27,642
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recoveries from loan losses, net	(1,633)	(3,594)	(4,835)
Depreciation, amortization and accretion	11,459	11,024	10,663
Net gains on sales of real estate and property and equipment	(1,987)	(2,210)	(24,401)
Equity in net earnings of unconsolidated real estate joint ventures	(756)	(4,219)	(38,414)
Return on investment in unconsolidated real estate joint ventures	3,618	7,806	45,107
Gain on the consolidation of real estate joint ventures	—	(12,017)	—
Gain on the consolidation of Altman Living	—	(3,746)	—
Gain on sale of interest in a restaurant acquired in connection with a loan receivable default	(1,427)	—	—
Impairment losses	5,364	615	549
Share-based compensation expense	5,731	5,389	3,397
Provision (recovery) for excess and obsolete inventory	229	(15)	(2,389)
Change in deferred income tax asset, net	7,381	(2,514)	(483)
Noncash operating lease expense from operating lease assets	22,645	20,953	18,454
Changes in operating assets and liabilities:
Trade accounts receivable	2,253	2,108	10,234
Construction contracts receivable	9,722	1,196	—
Trade inventory	2,627	15,045	(4,582)
Real estate	(3,363)	(1,009)	4,068
Operating lease liabilities	(23,076)	(19,619)	(16,634)
Contract assets	23,132	8,313	3,007
Other assets	3,932	2,274	(1,018)
Accounts payable	(13,759)	(3,635)	4,093
Accrued expenses	(93)	(10,145)	1,849
Contract liabilities	(18,887)	(2,779)	—
Other liabilities	(2,452)	(787)	29
Net cash (used in) provided by operating activities	(33,970)	(11,229)	36,336
Investing activities:
Return of investment in unconsolidated real estate joint ventures	513	21,446	11,727
Investments in unconsolidated real estate joint ventures	(26,324)	(11,325)	(12,982)
Purchases of securities available for sale, at fair value	(17,211)	(124,375)	(34,032)
Redemptions of securities available for sale	61,750	100,529	21,172
Proceeds from repayment of loans receivable	1,718	3,951	5,079
Proceeds from repayment of Bluegreen Vacations Holding Corporation note	35,000	14,070	—
Proceeds from sales of real estate held-for-sale	2,840	3,176	27,282
Addition to real estate held-for-investment and held for sale	(32,241)	(37,391)	(656)
Proceeds from sales of property and equipment	405	—	2,741
Purchases of property and equipment	(7,215)	(15,101)	(14,739)
Cash acquired in the consolidation of real estate joint ventures	—	29,147	—
Cash paid for the acquisition of Altman Living acquisition, net of cash received	—	(4,252)	—
Cash received from the sale of interest in a restaurant acquired in connection with a loan receivable default	1,047	—	—
Investment in/repayments of certificates of deposit	(5,143)	5,000	(5,000)
Increase (decrease) in cash from other investing activities	(6)	5	(14)
Net cash provided by (used in) investing activities	15,133	(15,120)	578

(Continued)

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Financing activities:
Repayments of notes payable and other borrowings	(13,223)	(9,568)	(15,804)
Proceeds from notes payable and other borrowings	41,271	32,779	3,355
Purchase and retirement of Class A and Class B Common Stock	(4,375)	—	(1,074)
Purchase and retirement of Class A Common Stock from tender offers	—	(5,909)	(12,144)
Purchase and retirement of common stock for withholding taxes on vesting of restricted stock awards	(788)	(920)	(519)
Payments for debt issuance costs	(698)	(245)	—
Acquisition of redeemable noncontrolling interest in IT'SUGAR	(775)	(3,279)	—
Contributions from noncontrolling interests	3,860	2,619	86
Acquisition of noncontrolling interests	—	—	(1,240)
Distribution to noncontrolling interests	(932)	(5,875)	(288)
Net cash provided by (used in) financing activities	24,340	9,602	(27,628)
Increase (decrease) in cash, cash equivalents and restricted cash	5,503	(16,747)	9,286
Cash, cash equivalents and restricted cash at beginning of period	111,584	128,331	119,045
Cash, cash equivalents and restricted cash at end of period	$117,087	$111,584	128,331

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$3,144	2,457	2,503
Income taxes paid	579	7,932	10,628
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	15	7	861
Accrued additions to rental properties	5,747	5,753	—
Accrued additions to property and equipment	331	496	—
Miscellaneous receivable from sale of assets	255	—	—
Inventory transferred in sale of assets	61	—	—
Assumption of Community Development District Bonds by homebuilders	143	1,888	6,684
Increase in accrued expenses for the acquisition of redeemable noncontrolling interest in IT'SUGAR	—	1,244	—
Operating lease assets obtained in exchange for new operating lease liabilities	19,731	29,835	32,867
Sale of interest in a restaurant acquired in connection with a loan receivable default
Trade inventory	(72)	—	—
Property and equipment	(459)	—	—
Operating lease assets	(2,799)	—	—
Deferred tax liabilities	—	—	—
Other assets	(50)	—	—
Accounts payable	155	—	—
Accrued liabilities	344	—	—
Operating lease liabilities	3,006	—	—
Net liabilities sold	125	—	—
Noncontrolling interest	90	—	—
Net cash received	1,049	—	—
Sales proceeds receivable	163	—	—
Gain on sale of interest in a restaurant acquired in connection with a loan receivable default	$1,427	—	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	87,698	90,277	127,581
Restricted cash	29,389	21,307	750
Total cash, cash equivalents and restricted cash	$117,087	111,584	128,331

See Notes to Consolidated Financial Statements

BBX Capital, Inc.

Notes to Consolidated Financial Statements

 1. Organization

BBX Capital, Inc. (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal holdings are The Altman Companies, LLC (“Altman"), which was formerly known as BBX Capital Real Estate, LLC (“BBX Capital Real Estate or BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings” or “BBXSH”), and Renin Holdings, LLC (“Renin”).

Rebranding of BBX Capital's Real Estate Division

As of September 30, 2024, the Company rebranded its real estate division under the Altman name. In the rebranding, BBX Capital Real Estate changed its name to Altman, its multifamily apartment development division changed its name from The Altman Companies, LLC to Altman Living, LLC ("Altman Living"), and its logistics development division changed its name from BBX Logistics Properties, LLC to Altman Logistics Properties LLC ("Altman Logistics"). In addition, ABBX Guaranty, LLC, which provides guarantees on Altman Living's multifamily apartment developments, changed its name to Altman Living Guaranty, LLC ("Altman Living Guaranty"), and BBX Industrial Guaranty, LLC, which provides guarantees on logistics developments, changed its name to Altman Logistics Guaranty, LLC ("Altman Logistics Guaranty"). Altman also formed a new company, Altman Opportunity Investments, LLC ("Altman Opportunity Investments"), to invest in real estate and other assets, including real estate developments not sponsored by Altman. These changes were made with the goals of leveraging the Altman brand and operating infrastructure across all of the Company’s real estate operations and simplifying communications with current and prospective lenders, joint venture partners, and vendors.

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

Principal Holdings

The Company’s principal holdings are Altman, BBX Sweet Holdings, and Renin.

Altman

Altman is primarily engaged in the acquisition, development, and sale of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master-planned housing communities primarily located in Florida. As part of its real estate development activities, Altman invests in developments primarily through joint ventures in which it serves as the managing member. Altman also generates fees from various services related to these developments, including acquisition, development management, general contractor, and property management services. Altman primarily operates through Altman Living, a developer and manager of multifamily apartment communities, Altman Logistics, a developer of warehouse and logistics facilities, and Altman Opportunity Investments, which was formed to invest in real estate developments not sponsored by Altman and manage the legacy assets held by the Company. Since November 2018, Altman has owned a 50% equity interest in Altman Living, and as further described in Note 3, in January 2023, Altman acquired the remaining equity interests in Altman Living.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including (i) IT’SUGAR, a specialty candy retailer in over 100 retail locations in the United States and one location in Canada whose products include bulk candy, candy in giant packaging, and licensed and novelty items, and (ii) Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products. In June 2017, BBX Sweet Holdings acquired over 90% of the equity interests in IT'SUGAR. In September 2020, IT’SUGAR and its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of Florida, and in June 2021, pursuant to the terms of IT'SUGAR's plan of reorganization, BBX Sweet Holdings’ equity interests in IT’SUGAR were reinstated. In August 2023, BBX Sweet Holdings acquired the remaining equity interest in IT’SUGAR not previously owned by it, and IT’SUGAR became a wholly-owned subsidiary of the Company.

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

Other

In addition to its principal holdings, the Company had investments in other operating businesses, including (i) a restaurant located in South Florida that was acquired in 2018 through a loan foreclosure and (ii) an entity which provided risk management advisory services to the Company and its affiliates, including BVH, and previously acted as an insurance agent for the Company, its affiliates, and other third parties. In February 2023, the risk management entity sold substantially all of the assets of its insurance agency business. Further, in January 2024, BVH was acquired by HGV, and although the Company's risk management entity temporarily provided transition services related to risk management to BVH and HGV, the Company is no longer providing such risk management advisory services. As a result of these events, the Company's risk management subsidiary primarily focused on risk management services for the Company and its subsidiaries until February 2025, at which time the risk management subsidiary ceased operations and its functions became a corporate function. The fees earned by the entity for services provided to the Company are eliminated in consolidation. In December 2024, the Company sold its interest in the restaurant and recognized a $1.4 million gain included in other income in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of BBX Capital and its subsidiaries, including Altman, BBX Sweet Holdings, and Renin.

Due to the consolidation of Altman Living and various related real estate joint ventures in January 2023, as further described below, the Company’s consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows for the year ended December 31, 2024 and the eleven months ended December 31, 2023 includes the operations of Altman Living and the consolidated real estate joint ventures on a consolidated basis, while the Company’s consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows for the one month ended January 31, 2023 and the year ended December 31, 2022 include the activity of the Company's investment in Altman Living and such related real estate joint ventures in equity in net earnings of unconsolidated real estate joint ventures, as such investments were accounted for on the equity method of accounting during such periods.

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

Due to, among other things, the impact and potential future impact of decreased consumer demand, the current inflationary and geopolitical environment, volatility of interest rates, labor shortages, supply chain issues, and ongoing economic uncertainty, actual conditions could materially differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the above conditions are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to changes in, and the impact of, such external factors. Such changes could result in, among other adjustments, future impairments of intangible assets, long-lived assets, and investments in unconsolidated subsidiaries and additional future reserves for inventory and receivables.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2024. The Company reclassified $0.2 million from other revenue to lease income for the years ended December 31, 2023 and 2022. The reclassifications had no impact on the Company’s statements of financial conditions.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits, money market instruments, and treasury securities that typically have original maturities at the date of purchase of three months or less. Restricted cash consists primarily of cash subject to contractual restrictions in connection with the Company's borrowings and real estate joint ventures. In particular, the Company provides guarantees to lenders and investors of real estate joint ventures for the repayment of construction loans and for construction cost overruns, and the Company has also pledged securities and money market accounts for the repayment of borrowings under revolving lines of credit. The guaranty restrictions related to lenders and investors in real estate joint ventures are generally released upon various milestones, including the completion of construction, the stabilization of cash flows related to the developments, and the repayment of the construction loans. The restrictions related to pledged securities and money market accounts are released upon the repayment of the revolving line of credit. Cash and cash equivalents are maintained at various financial institutions located throughout the United States and Canada in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk related to these financial institutions. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

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

Revenue from construction contracts - The Company enters into contracts with affiliated joint venture entities to provide general contractor and construction oversight services for the construction of multifamily apartment communities. The Company recognizes revenue from these construction contracts over time as work is completed due to the continuous transfer of control to the customer. The Company measures contract progress using the input method which recognizes revenue based on costs incurred to date relative to total estimated costs to complete the contract, subject to adjustments to exclude certain costs that do not depict progress toward the completion of the contract, such as deposits, uninstalled materials, and development fees. The estimated costs to complete a contract are subject to changes in judgments that may result in adjustments to revenue. The Company’s construction contracts generally include retention provisions to provide assurance to customers that the Company will perform in accordance with the terms of the contracts. The amounts billed but not paid by customers pursuant to these retention provisions generally become due upon completion of the project and acceptance by the customers of the completed project. The retention provisions are not considered a significant financing component of the contracts. The Company’s construction contracts give rise to several types of variable consideration, including contract modifications (unapproved change orders and claims), cost overruns, shared savings, and other terms that can either increase or decrease the transaction price for the contracts. The determination of the transaction price for contracts requires the Company to evaluate and include variable consideration to which the Company has an enforceable right to compensation or an obligation for a reduction in compensation, which can result in increases or decreases to a contract’s transaction price. The Company estimates variable consideration for its construction contracts as the most likely amount to which it expects to be entitled, or to pay in the case of cost overruns. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available to the Company, including historic, current, and forecasted information. The effect of a change in variable consideration on the transaction price related to a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. The cumulative catch-up adjustment during the eleven months ended December 31, 2023 was $6.5 million, and the cumulative catch-up adjustment for the year ended  December 31, 2024 was $6.8 million. Contract modifications can result from changes in contract specifications or requirements that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company considers unapproved change orders to be contract modifications for which customers have agreed to changes in the scope of the contract but have not agreed to the price.

Revenue from development management fees - The Company enters into contracts with affiliated joint venture entities to provide oversight and consultation services related to the development and construction of multifamily apartment communities and logistics facilities. The Company recognizes development management fees for the performance of these services from the inception of the development project to the completion of the construction, including services related to securing construction financing, performing pre-development activities such as sourcing of land for acquisition and permitting and feasibility studies, overseeing construction activities, and managing the costs to complete the construction of the project. The Company’s development management contracts are generally each accounted for as a single performance obligation, as the services performed are highly interrelated and not separately identifiable within the context of each contract. Customers simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs under the contracts. Accordingly, the Company recognizes revenue related to development management fees over time through the completion of the related development project, and the Company measures contract progress using the input method which results in the recognition of revenue based on the development costs for the project spent to date relative to the total estimated development budget, subject to adjustments to exclude certain development costs that do not depict progress toward the completion of the development project, such as marketing expenses, property taxes, the development fee, and unused development contingencies.

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

Interest income – Interest income from loans receivable originated by the Company and the note receivable from BVH when it was outstanding, is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Other than the note receivable from BVH, the Company’s loans receivable are included in other assets in the Company’s consolidated statements of financial condition. Loan receivable balances are charged down when the loan receivable's collateral value less costs to sell exceeds the carrying value of the loan receivable. Interest income from marketable investment securities, including the amortization of premiums and the accretion of discounts, and interest-bearing accounts at financial institutions is recognized using the interest method over the lives of the securities, adjusted for actual prepayments.

Lease income, net – Lease income, net represents income from operating leases from customers of the Altis Grand Kendall joint venture which is consolidated in the Company's financial statements. Substantially all of the operating leases have terms of twelve months, and lease income is recognized net of discounts and concessions. Lease income is recognized when rents become due, and rental payments received in advance are deferred until earned.

Net gains on sales of real estate assets – Net gains on sales of real estate assets represents sales of real estate assets to non-customers. Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue is primarily comprised of insurance commissions earned from insurance carriers, confection product royalties, and income from the operations of a golf course acquired in connection with a loan foreclosure.

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

Trade Accounts Receivables and Allowance for Expected Credit Losses – Trade accounts receivable are stated at the amounts billed to customers for sale of goods or services with a contractual maturity of one year or less. The Company recognizes an allowance for expected credit losses. This allowance is based on a review of outstanding receivables and historical collection information and an evaluation of both existing economic conditions and reasonable and supportable forecasts of future economic conditions impacting the Company’s customers. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice based on the terms with the customer and are considered delinquent after 30 days past the due date. These delinquent receivables are monitored and are charged to the allowance for expected credit losses based on an evaluation of the individual circumstances of the customer. Account balances are written off after collection efforts have been made and the potential recovery is considered remote.

Construction Contracts Receivable – Construction contracts receivable include billed and unbilled amounts for services provided to customers for which the Company has an unconditional right to payment. Billed and unbilled amounts for which payment is contingent on anything other than the passage of time are included in contract assets and contract liabilities on a contract-by-contract basis. When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract, it does not meet the criteria to be included in contracts receivable until the contingent obligation is satisfied. The Company evaluates whether the recognition of an allowance for credit losses related to such receivables is warranted based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The Company generally requires payment from its construction contract customers within a term of 30 days less an amount withheld for retainage. Retainage is paid in accordance with contract terms, which is generally upon reaching significant milestones or upon completion of the contract.

Contract Assets and Contract Liabilities – The timing of when the Company bills its customers on general contractor and development management contracts is generally dependent upon agreed-upon contractual terms, which may include the completion of certain phases of the work, or when services are provided. When billings occur subsequent to revenue recognition as a result of contingencies, such billings are recorded in unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time does not meet the definition of a receivable and is therefore included in contract assets and contract liabilities. General contractor and development management fees received from customers but not yet billed or recognized as revenue are reflected as contract liabilities, and general contractor and development management fees recognized as revenue and not yet billed are reflected as contract assets. Retainage receivable and retainage payable subject to conditions, such as the completion of the project, are contract assets or contract liabilities. Uninstalled materials and deposits for materials are included in contract assets as the Company receives funds from the customer to purchase materials or to fund a deposit for the purchase of materials.

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

In valuing inventory, the Company makes assumptions regarding write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration, and write-downs are recorded where appropriate. Because the value of inventory that will ultimately be realized cannot be known with exact certainty, we rely upon both past sales history and future sales forecasts to provide a basis for the determination of the write-down. Inventory is considered potentially obsolete if we have withdrawn those products from the market or had no sales of the product for the past 12 months and have no sales forecasted for the next 12 months. Inventory is considered potentially excess if the quantity on hand exceeds 12 months of expected remaining usage. The resulting potentially obsolete and excess parts are then reviewed to determine if a substitute usage or a future need exists. Items without an identified current or future usage are written down in an amount equal to 100% of the cost of such inventory. We review these assumptions regularly for all of our inventories  including sales demonstration and service inventories.

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Further, the Company may consolidate real estate being developed by real estate joint ventures that are accounted for as consolidated VIEs. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Real estate classified as rental properties under development is measured at cost, including capitalized interest, real estate taxes, and other costs incurred during the construction period. Subsequent to the construction period, the rental property is placed in service and depreciated in subsequent periods over the useful lives of the component assets using the straight-line method over 27.5 years for building and improvements and over five years for furniture and fixtures. Expenditures for capital improvements are generally capitalized, while the ongoing costs of owning and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

The Company capitalizes interest expense on investments in and advances to or loans to real estate joint ventures accounted for under the equity method that have commenced qualifying activities, such as real estate development projects. The capitalization of interest expense ceases when the investee completes its qualifying activities, and total capitalized interest expense cannot exceed interest expense incurred. Interest capitalized in investments and advances to real estate joint ventures was $0.7 million, $0.9 million and $0.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

Property and Equipment, net – Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 to 5 years for computer equipment and software, 5 years for furniture and fixtures, and 7 to 10 years for manufacturing equipment. The cost of leasehold improvements is depreciated using the straight-line method over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for new property, rental properties, leasehold improvements, and equipment, as well as major renewals and betterments, are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposal of property and equipment are reflected in current operations in selling, general and administrative expenses.

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

The Company generally applies an income approach utilizing a discounted cash flow methodology and a market approach utilizing a guideline public company and transaction methodology to estimate the fair value of its reporting units. The estimated fair values obtained from the income and market approaches are compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s discounted cash flow methodology establishes an estimate of fair value by estimating the present value of the future cash flows projected to be generated from a reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally uses a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are generally the terminal value, the discount rate, and the forecast of future cash flows. The guideline public company methodology establishes an estimate of fair value based upon the trading prices of publicly traded companies that are similar to the applicable reporting unit, while the guideline transaction methodology establishes an estimate of fair value based on acquisitions of companies that are similar to the applicable reporting unit. Under these methods, the Company develops multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) based upon the indicated enterprise value, revenues, and EBITDA of the guideline companies and makes adjustments to such multiples based on various considerations, including the financial condition, operating performance, and relative risk of the guideline companies. The adjusted multiples are then applied to the revenues and EBITDA of the reporting unit to develop an estimated fair value of the reporting unit. Depending on the facts and circumstances applicable to the reporting unit and the guideline companies, including the availability of data related to guideline companies, the Company may place greater emphasis on the income or market approach to determine its best estimate of fair value.

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

Operating Lease Assets and Operating Lease Liabilities – The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s consolidated statements of financial condition. The Company determines if an arrangement is a lease at inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. Operating lease assets and liabilities are recognized when the Company takes possession of the underlying asset based on the present value of lease payments over the lease term. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its operating lease assets and operating lease liabilities as it is not reasonably certain that such options will be exercised. The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The Company generally recognizes accrued straight-line rent and unamortized tenant allowances received from landlords associated with its operating leases as a reduction of the operated lease assets associated with such leases, although unamortized tenant allowances received from landlords associated with operating leases for which operating lease assets and lease liabilities have not been recognized due to such lease agreements containing only variable lease costs are recognized in other liabilities in the Company’s consolidated statements of financial condition. The Company has lease agreements with lease and non-lease components which it generally accounts for as a single lease component for lease classification, recognition, and measurement purposes.

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

As the carrying amounts of the Company’s long-lived assets are dependent upon estimates of future cash flows that they are expected to generate, these assets may be impaired if current or projected cash flows decrease significantly or do not meet expectations, in which case they would be written down to their estimated fair values. The estimates of useful lives and projected cash flows require the Company to make significant judgments regarding future periods that are subject to a number of factors, many of which are beyond the Company’s control.

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

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2024 and 2023.

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

Advertising – The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income, were $2.3 million, $2.0 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Accounting for Guarantees - The Company provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by Altman Living and Altman Logistics. The Company records guarantees at fair value; however, the Company has generally assigned nominal values to the financial guarantees issued as the Company believes that the fair values of these guarantees are minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on similar repayments guarantees issued by Altman Living and its predecessors.

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

Recently Adopted and Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had been adopted as of December 31, 2024:

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This update enhances the disclosures about segment expenses by requiring that public entities on an annual and interim basis (i) disclose significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. Early adoption is permitted. BBX Capital adopted this update as of December 31, 2024, and this update did not have a material impact on the Company's consolidated financial statements.

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted as of December 31, 2024:

Accounting Standards Update ("ASU") ASU No. 2024-3, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). This update requires disclosure in the notes to financial statements certain information about costs and expenses. The update requires that at each interim and annual reporting period, an entity:

●

Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d).

●	Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
●	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
●	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

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

ASU No. 2024-1, Compensation - Stock Compensations (Topic 718): Scope Application of Profits Interest and Similar Awards. This update provides additional guidance on how entities should determine whether a profits interest or similar award falls within the scope of ASC Topic 718, Stock Compensation, or other guidance. This update is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods and should be applied either (i) retrospectively to all prior periods presented in the financial statements or (ii) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the standard. Although the Company previously accounted for profit interests to employees as compensation under ASC Topic 710, BBX Capital has evaluated this update in relation to its profit interests and determined that such profit interests should be accounted for as share based compensation under Topic 718. BBX Capital adopted this update retrospectively on January 1, 2025, and the adoption of this update did not have a material effect on the Company's financial statements.

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

ASU No. 2023-05, Business Combinations (Topic 805-60): Account for Joint Venture Formations - Recognition and Measurements. This update addresses the accounting in a joint venture’s separate financial statements for contributions made to a joint venture upon formation, as there has been diversity in practice in how a joint venture accounts for the contributions it receives upon formation. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, the FASB decided to require joint ventures to apply a new basis of accounting upon formation based upon the recognition and measurement guidance in ASC Topic 805, Business Combinations. This update does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, although a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. BBX Capital adopted this update prospectively as of January 1, 2025, and this update did not have a material impact on the Company's consolidated financial statements.

3. Acquisition of Business/Consolidation of VIEs

Acquisition of Altman Living

In November 2018, Altman acquired a 50% equity interest in Altman Living, and Mr. Joel Altman continued to own the remaining 50% equity interest. Pursuant to the operating agreement of Altman Living, Altman also agreed to acquire an additional 40% equity interest in Altman Living from Mr. Altman in January 2023 for a purchase price of $9.4 million, subject to certain adjustments (including reimbursements for predevelopment expenditures incurred at the time of the acquisition). Further, Mr. Altman also had the right, at his option or in other predefined circumstances, to require Altman to purchase his remaining 10% equity interest in Altman Living for $2.4 million, at which time Mr. Altman would no longer have an equity interest in Altman Living. However, irrespective of Altman’s acquisition of additional equity interests in Altman Living, Mr. Altman would be entitled to retain his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to Altman’s acquisition of such equity interests in Altman Living from Mr. Altman. Prior to November 2018, Altman had invested in multifamily rental apartment communities primarily through real estate joint ventures sponsored by Altman Living, and the Company entered into the agreement to ultimately acquire Altman Living in order to expand its operations to include an established developer of multifamily rental apartment communities, which would allow Altman to more proactively deploy capital in investments in multifamily apartment communities and to enhance its relationships with third party investors.

On January 31, 2023 (the “Acquisition Date”), Altman closed on the acquisition of the additional 40% equity interests in Altman Living for $8.1 million, reflecting the base purchase price of $9.4 million, an additional $0.1 million of reimbursements for predevelopment expenditures incurred at the time of the acquisition, and a downward adjustment of $1.4 million to reflect an estimated working capital deficit calculated pursuant to the terms of the operating agreement. Pursuant to the terms of the operating agreement, the final working capital adjustment amount was determined by Altman, and Mr. Altman was paid additional consideration of $0.3 million. Further, as a result of the closing of financing for the development of Altis Grand Twin Lakes in May 2023, Altman paid Mr. Altman an additional $0.6 million in reimbursements for predevelopment expenditures previously incurred by Altman Living.

In connection with the acquisition of the 40% interest from Mr. Altman, Altman also acquired the remaining 10% equity interest owned by Mr. Altman. Pursuant to the terms of the modified arrangement for the acquisition of the remaining 10% equity interest, Mr. Altman is remaining employed by Altman Living, and the $2.4 million payment for the interest will be deferred until the earlier of (i) the termination of Mr. Altman’s employment from Altman Living and (ii) November 30, 2028 (the “Final Payment Date”). In addition, the parties agreed to the following terms related to any new development projects commencing subsequent to the Acquisition Date:

●	With respect to certain proposed development projects that were determined to be unlikely to proceed and for which Mr. Altman did not receive reimbursement for his share of predevelopment expenditures as of the Acquisition Date, Altman agreed to reimburse Mr. Altman for his share of predevelopment expenditures if such projects ultimately proceed at a later date prior to the Final Payment Date. Further, if the projects commence prior to the Final Payment Date, Mr. Altman will also be entitled to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in Altman Living.
●

With respect to all other projects that commence prior to the Final Payment Date, Mr. Altman will be required to invest in the managing member of any joint venture formed to invest in such projects as if he still held a 10% ownership interest in Altman Living. However, in such cases, his investment in the ventures will be entitled to profits similar to those earned by non-managing members rather than the profits to which Altman will be entitled as the managing member. If Mr. Altman does not invest in the managing member of additional joint ventures, Altman will be entitled to offset his required capital contribution against the deferred $2.4 million payable to Mr. Altman.

As a result of the transaction, Altman is now entitled to nominate all members of the executive committee responsible for the management of Altman Living (although Altman has continued to date to nominate Mr. Altman as a member of the committee) and is deemed to have acquired control and decision-making authority for all significant operating and financing decisions related to Altman Living. Further, Altman is entitled to have decision-making authority for all significant operating and financing decisions for the managing member of any development joint venture that is sponsored and formed by Altman Living subsequent to the Acquisition Date. However, as discussed above, Mr. Altman has retained his membership interests, including his decision-making rights, in the managing member of the development joint ventures that were originated prior to the Acquisition Date.

Accounting for the Acquisition of Altman Living

Through the Acquisition Date, the Company accounted for its investment in Altman Living under the equity method of accounting, as Altman and Mr. Altman jointly managed Altman Living and shared decision-making authority for all significant operating and financing decisions through such date.

As a result of Altman’s acquisition of control and decision-making authority over Altman Living, the Company consolidated Altman Living in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, the Company remeasured the carrying value of its existing 50% equity interest in Altman Living at fair value as of the Acquisition Date, with the resulting remeasurement adjustment recognized in the Company’s statement of operations and comprehensive (loss) income during the year ended December 31, 2023. Further, the Company recognized goodwill based on the difference between (i) the fair values of Altman Living’s identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in Altman Living at the Acquisition Date.

Accounting for Altman Living’s Investment in Altman Builders

As of the Acquisition Date, Altman Living owned 60% of the equity interests in Altman Builders, which was at the time named Altman-Glenewinkel Construction. Altman Builders generates revenues from the performance of general contractor services to joint ventures that are formed to invest in development projects originated by Altman Living and was determined by the Company to be a VIE. Pursuant to the prior operating agreement of Altman Builders, Altman Living had the right to acquire the 40% equity interests in Altman Builders that were not owned by Altman Living for a purchase price based on formulas set forth in the operating agreement. As of the Acquisition Date, certain of these formulas provided Altman Living with the right to acquire such interest for a purchase price that was significantly below the estimated fair value of such equity interests. As a result of Altman’s acquisition of control over Altman Living on the Acquisition Date and the presence of such rights within the operating agreement of Altman Builders, in April 2023, Altman Living acquired the remaining 40% equity interest in Altman Builders in exchange for a purchase price of $1,000 paid at closing and an additional contingent amount in 2026 that will be calculated based upon a percentage of Altman Builders’ working capital as of December 31, 2025. Following the transaction, the Company changed the name of Altman-Glenewinkel Construction to Altman Builders.

As a result of Altman’s acquisition of control and decision-making authority over Altman Living on the Acquisition Date and its right to acquire the remaining 40% equity interests in Altman Builders for nominal cash consideration as of the Acquisition Date, the Company determined that it had a controlling financial interest in Altman Builders as of the Acquisition Date and should consolidate the assets and liabilities associated with Altman Builders in connection with the consolidation of Altman Living on the Acquisition Date. The Company accounted for the closing on the acquisition of the remaining equity interests in Altman Builders as a transaction between equity holders. Further, based on the Company’s evaluation of the facts and circumstances surrounding the arrangement, the Company is accounting for the contingent amount payable to the former owner of the remaining 40% equity interests in Altman Builders as an expense for Altman Builders in return for ongoing services being provided by the former owner subsequent to the transaction.

Purchase Price Allocation for Altman Living

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed of Altman Living as of the Acquisition Date (including the assets and liabilities of Altman Development, Altman Management, and Altman Builders, the consideration transferred, and the fair values of the Company’s existing equity interests and any noncontrolling interests in Altman Living at the Acquisition Date (in thousands):

Cash	$4,095
Restricted cash	83
Construction contracts receivable	14,721
Trade receivables	784
Real estate	3,495
Due from related parties	2,081
Property and equipment	64
Contract assets	22,194
Other assets	2,590
Total assets acquired	50,107
Accounts payable	(14,413)
Accrued expenses	(4,971)
Due to related parties	(175)
Contract liabilities	(31,840)
Notes payable and other borrowings	(2,100)
Total liabilities assumed	(53,499)
Fair value of identifiable net assets	(3,392)
Cash consideration paid to seller	8,430
Consideration payable to seller	1,562
Predevelopment costs payable to seller	550
Writeoff of Altman Living receivable	1,780
Fair value of previously held equity interest in Altman Living	15,519
Goodwill	$31,233

Gain on the consolidation of Altman Living (1)	$3,746

(1)	The gain is comprised of the remeasurement of the Company’s previously held 50% equity interest in Altman Living at fair value at the Acquisition Date.

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

Goodwill recognized in connection with the consolidation of Altman Living reflected the difference between (i) the fair values of Altman Living's identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred and the fair values of the Company’s existing equity interest and any noncontrolling interests in the Altman Companies at the Acquisition Date. The Company believes that the recognized goodwill of $31.2 million related to Altman Living primarily relates to the estimated value attributable to profits expected to be generated by Altman Living from future development projects as part of its ongoing future operations, including profits from investments in the managing member of real estate joint ventures sponsored by Altman Living and general contractor and development management fees from such ventures.

The following summarizes the Company’s methodologies for estimating the values of certain assets and liabilities associated with the consolidation of Altman Living and the fair value of BBX Capital’s existing investment in Altman Living:

Net Working Capital – A substantial portion of Altman Living's identifiable assets and liabilities as of the Acquisition Date were comprised of its net working capital, including construction contracts receivables, trade accounts receivable, predevelopment expenditures incurred that are expected to be reimbursed upon the commencement of development projects, other assets, accounts payable, accrued expenses, and other liabilities. The historical carrying amount of these items were generally estimated to approximate their fair values due to their short-term maturities.

Contract Assets and Liabilities – As of the Acquisition Date, Altman Living had recognized contract assets and liabilities based on contracts with its customers, which include contracts for development management and general contractor services for various affiliated development joint ventures sponsored by Altman Living. The Company measured and recognized these contract assets and liabilities pursuant to the accounting guidance applicable to the recognition of revenue related to contracts with customers.

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

Noncontrolling Interest – As of the Acquisition Date, the outstanding noncontrolling interest in Altman Living was comprised of the noncontrolling interest in Altman Builders. As a result of Altman Living's rights to acquire the noncontrolling interest in Altman Builders for nominal cash consideration at closing pursuant to the terms of the operating agreement of Altman Builders, the Company assigned nominal value to the noncontrolling interest in Altman Builders.

Remeasurement of Existing Investment in Altman Living – Pursuant to the acquisition method of accounting, the Company was required to remeasure the carrying value of its existing equity interests in Altman Living at fair value as of the Acquisition Date, with the remeasurement adjustment recognized in the Company’s condensed consolidated statement of operations and comprehensive (loss) income. The Company applied an income approach utilizing a discounted cash flow methodology to estimate the fair value of its previously held investment in Altman Living as of the Acquisition Date. The Company’s discounted cash flow methodology established an estimate of the fair value of Altman Living by estimating the present value of the projected future cash flows to be generated from Altman Living. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows associated with Altman Living. The most significant assumptions used in the discounted cash flow methodology to estimate the fair value of the Company’s existing equity interest in Altman Living were the terminal value, the discount rate, and the forecast of future cash flows, including the profits expected to be generated from future development projects and the number of development projects expected to be originated by Altman Living on an annual basis in future periods. In addition, the estimated fair value of the Company’s existing equity interest in Altman Living assumed that the estimated fair value of Altman Builders was primarily attributable to Altman Living due to its ability to acquire the remaining 40% ownership of Altman Builders for nominal cash consideration as of the Acquisition Date.

Goodwill – Goodwill recognized in connection with the consolidation of Altman Living reflected the difference between (i) the fair values of Altman Living’s identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred and the fair values of the Company’s existing equity interest and any noncontrolling interests in Altman Living at the Acquisition Date. The Company believes that the recognized goodwill of $31.2 million related to Altman Living primarily relates to the estimated value attributable to profits expected to be generated by Altman Living from potential future development projects as part of its ongoing future operations, including profits from investments in the managing member of real estate joint ventures sponsored by Altman Living and general contractor and development management fees from such ventures.

Operating Results for Altman Living

The results of operations of Altman Living are included in the Company’s consolidated statement of operations and comprehensive (loss) income (i) on a consolidated basis for the year ended  December 31, 2024 and the eleven months ended December 31, 2023 and (ii) as equity in net losses from unconsolidated real estate joint ventures based on the Company’s pro-rata share of such operations for month ended January 31, 2023 and the year ended December 31, 2022. The following table includes the impact of Altman Living’s results of operations on the Company’s consolidated statement of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2023	2022
Total revenue	$177,597	—
Loss before income taxes	$(9,014)	(5,491)

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

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the consolidation date was January 1, 2022, nor does it purport to predict the Company’s results of operations for any future periods. The pro forma financial data for years ended December 31, 2023 and 2022 excludes the gains on the consolidation of Altman Living and the real estate joint ventures. The pro forma and actual net income attributable to shareholders includes $22.6 million in equity in net earnings of unconsolidated real estate joint ventures associated with joint ventures that sold multifamily apartment communities during 2022. The Company determined that it was impractical to obtain appraisals of these properties as of January 1, 2022 for the supplemental pro forma. Pro forma net income attributable to shareholders excluding the equity in net earnings of these unconsolidated real estate joint ventures was $6.8 million.

Consolidation of Real Estate Joint Ventures Related to Altman Living

In addition to the performance of development management, property management, and general contractor services related to the development and sale of multifamily rental apartment communities, Altman sponsors the formation of real estate joint ventures to invest in such developments and is entitled to invest in the managing member of such ventures.

As described above, Altman acquired the remaining 50% interest in Altman Living from Mr. Altman on the Acquisition Date. Prior to the Acquisition Date, Altman and Mr. Altman, as the then owners of Altman Living, invested in the managing member of real estate joint ventures sponsored by Altman Living. Pursuant to the operating agreements of the managing member entities, Altman and Mr. Altman share decision-making authority for all significant operating and financing decisions related to the managing member entities. The Company previously determined that these entities were VIEs and Altman was not the primary beneficiary, as the governance structure for these entities prevented any individual investor from exercising control over them. As a result, the Company accounted for its investments in the managing member of the real estate joint ventures sponsored by Altman Living using the equity method of accounting.

As a result of the acquisition of Altman Living, the Company reevaluated whether Altman was the primary beneficiary of the managing member entities in which it had previously invested prior to the Acquisition Date and in which it continued to hold such investments. In particular, while the governance structures related to these entities were not amended in connection with Altman’s acquisition of Altman Living and Mr. Altman retained his decision-making rights in these entities, the Company analyzed Altman’s ongoing arrangements with Mr. Altman, including his ongoing employment with Altman Living, which became a wholly-owned subsidiary on the Acquisition Date, and determined that as of the Acquisition Date, Altman and Mr. Altman constituted a related party group under the accounting guidance for VIEs that collectively was the primary beneficiary of each of these entities. Accordingly, based on the Company’s analysis of the facts and circumstances, including Altman’s ownership of Altman Living, the Company determined that Altman was the primary beneficiary of the managing member entities as of the Acquisition Date as it was the member of the related party group whose activities were most closely associated with the entities. As a result, as of the Acquisition Date, the Company consolidated the managing member of the following real estate joint ventures:

     ●    Altis Ludlam Trail

     ●    Altis Lake Willis Phase 1

     ●    Altis Lake Willis Phase 2

     ●    Altis Grand at Suncoast

     ●    Altis Blue Lake

     ●    Altis Santa Barbara

     ●    Altis Grand Kendall

Further, due to the consolidation of the managing members of the above real estate joint ventures, the Company also evaluated the managing members' investments in each respective real estate joint venture to determine if such joint ventures are VIEs and, to the extent that such entities are VIEs, if the applicable managing member entity is the primary beneficiary of the underlying real estate joint venture. Based on an analysis of the structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company determined that, other than with respect to the Altis Grand Kendall joint venture, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. The Company’s conclusion that the managing member entities are not the primary beneficiary of the applicable underlying real estate joint ventures is primarily based on the determination that the managing members do not have the power to direct the activities of the underlying real estate joint ventures that most significantly affect their economic performance. Although the managing member is the operating manager of the underlying joint ventures, in certain joint ventures, the non-managing members have substantive participating rights in relation to all activities that most significantly impact the joint ventures’ economic performance. In other joint ventures, in addition to having substantive participating rights in relation to certain activities, the non-managing members also have control over certain activities that most significantly impact the entities’ economic performance. As a result, with respect to these real estate joint ventures, the Company consolidates the managing member entities, while the managing member entities account for their investments in the underlying real estate joint ventures under the equity method of accounting. However, with respect to the Altis Grand Kendall joint venture, the Company determined that the venture is a VIE in which the managing member is the primary beneficiary, as the managing member of the Altis Grand Kendall joint venture has the power to direct the activities of the joint venture that most significantly affect its economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altis Grand Kendall joint venture.

In addition to the above real estate joint ventures, in 2018, Altman and Mr. Altman formed Altman Living Guaranty (formerly known as ABBX Guaranty, LLC), a joint venture established to provide guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by Altman Living. Under the terms of the operating agreement of Altman Living Guaranty, Altman and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that Altman Living Guaranty is no longer providing guarantees related to such development joint ventures, it is expected that Altman will acquire Mr. Altman’s equity interest in Altman Living Guaranty based on his then outstanding capital in Altman Living Guaranty. Prior to the Acquisition Date, the Company previously determined that Altman Living Guaranty was a VIE in which Altman was not the primary beneficiary based on the fact that Altman and Mr. Altman share decision-making authority for all significant operating and financing decisions related to Altman Living Guaranty. As a result, the Company previously accounted for its investment in Altman Living Guaranty using the equity method of accounting. Similar to the above real estate joint ventures, as a result of the acquisition of Altman Living, Altman reevaluated its investment in Altman Living Guaranty and determined that, as of and subsequent to the Acquisition Date, Altman and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of Altman Living Guaranty as of and subsequent to the Acquisition Date. Further, based on the Company's analysis of the facts and circumstances, the Company determined that Altman is the primary beneficiary of Altman Living Guaranty as of and subsequent to the Acquisition Date as it is the member of the related party group whose activities are most closely associated with Altman Living Guaranty. Accordingly, as of the Acquisition Date, the Company consolidated Altman Living Guaranty.

As the managing members of the real estate joint ventures and Altman Living Guaranty are not businesses, the Company accounted for the consolidation of these VIEs by measuring and recognizing the assets and liabilities associated with the VIEs based upon the principles of the acquisition method of accounting. However, the Company did not recognize any goodwill related to such VIEs and instead recognized a gain based on the difference between (i) the fair values of the VIEs’ identifiable assets and liabilities and (ii) the aggregate of the fair value of any noncontrolling interests in such VIEs and the carrying amount of the Company’s previously held investments in such VIEs.

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

Real Estate - The estimated fair value of real estate, which consists of land and construction in progress associated with Altis Grand Kendall, was estimated primarily using the cost approach, as the land was recently acquired prior to the Acquisition Date and the construction in progress reflects recent improvements to the land since the acquisition.

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

Guarantee Liabilities - As of the Acquisition Date, the Company assigned nominal values to the financial guarantees issued by Altman Living Guaranty as the Company believes that the fair values of these guarantees is minimal as of the Acquisition Date based on various factors, including the collateral values securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayment guarantees issued by Altman Living Guaranty or affiliates of the Altman that previously provided such guarantees.

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

4. Securities Available for Sale, at Fair Value

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income (in thousands):

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Community Development District bonds	$820	9	—	829
Total available-for-sale	$820	9	—	829

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and federal agency	$43,738	13	—	43,751
Community Development District bonds	820	5	—	825
Total available-for-sale	$44,558	18	—	44,576

Accrued interest receivable was $8,000 as of December 31, 2024 and 2023. The Community Development District bonds mature after ten years. All U.S. Treasury and federal agency securities and corporate bonds available-for-sale outstanding as of December 31, 2023 had maturities of less than one year

5. Trade Accounts Receivables, net, and Construction Contracts Receivable

The Company’s trade accounts receivables consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Trade accounts receivables	$16,200	18,563
Allowance for expected credit losses	(112)	(222)
Total trade accounts receivables	$16,088	18,341

The Company's construction contract receivables consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Construction contracts receivable	$3,803	13,525
Allowance for expected credit losses	—	—
Total construction contracts receivable	$3,803	13,525

The entire balance of construction contracts receivable is comprised of receivables from affiliated real estate joint ventures in which the Company is the managing member.

6. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$5,172	5,569
Paper goods and packaging materials	1,379	1,571
Work in process	1,139	618
Finished goods	24,664	27,356
Total trade inventory	32,354	35,114
Inventory reserve	(1,507)	(1,278)
Total trade inventory, net	$30,847	33,836

The Company reviews its slow-moving and obsolete inventory for potential write-downs on a quarterly basis. There were no inventory write-downs during the years ended December 31, 2024, 2023 and 2022.

7. Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Real estate held-for-sale	$1,216	2,688
Real estate held-for-investment	2,477	2,981
Real estate inventory	7,161	6,117
Rental properties under development	60,075	64,055
Rental properties less accumulated depreciation of $401	41,832	—
Predevelopment costs	7,051	4,813
Total real estate	$119,812	80,654

Rental Properties, Including Rental Properties Under Development

As of December 31, 2024, rental properties under development was comprised of $8.9 million of land and $51.2 million of construction in progress related to the portion of Altis Grand Kendall which is being developed by the Altis Grand Kendall joint venture, a consolidated VIE, that remained under construction. During the year ended December 31, 2024, completed apartment units at Altis Grand Kendall were placed in service, and as of December 31, 2024, rental properties less accumulated depreciation was comprised of $41.8 million of land and depreciable real estate assets allocated to the completed apartment units at Altis Grand Kendall that had been placed in service. During the years ended December 31, 2024 and 2023, the Altis Grand Kendall joint venture capitalized $3.7 million and $0.3 million, respectively, of interest expense related to a construction loan with TD Bank.

The components of rental properties are as follows (in thousands):

	December 31,
	2024	2023
Land	$5,732	—
Land improvements	1,458	—
Buildings	33,673	—
Equipment and appliances	820	—
Furniture and fixtures	550	—
	42,233	—
Accumulated depreciation	(401)	—
Rental properties less accumulated depreciation	$41,832	$—

Other Real Estate

During the years ended December 31, 2024, 2023, and 2022, the Company sold various real estate assets that were classified as held-for-sale. As a result of these sales, the Company recognized total net gains on sales of real estate of $1.5 million, $2.2 million, and $24.3 million, respectively, and received aggregate net proceeds of $2.9 million, $2.6 million, and $27.3 million, respectively. Included in the net gains on sales of real estate for the year ended December 31, 2022 was a gain of $23.0 million recognized upon the sale of 119 acres of vacant land in St. Lucie County, Florida in December 2022. The vacant land was a legacy asset acquired by a predecessor of Altman and had a carrying value of approximately $0.4 million on the sale date.

The Company’s real estate inventory includes land and development costs related to (i) Altman’s Beacon Lake Community development and (ii) approximately 505 acres of vacant land in Palm Coast, Florida that is expected to be sold to a homebuilder in phases over the next five years pursuant to a purchase and sale agreement. During the year ended December 31, 2024, Altman sold 6 single-family lots in its Beacon Lake Community development, as compared to 79 single-family lots during the year ended December 31, 2023, and 146 single-family lots, and 32 townhome lots during the year ended  December 31, 2022. During the years ended December 31, 2024, 2023, and 2022, the Company recognized gross profits related to these sales of $2.7 million, $9.7 million, and $16.3 million, respectively. As of December 31, 2024, the Beacon Lake development was substantially completed and the homebuilders closed on the remaining six single-family homes in January 2025.

Impairment Testing

As a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies and disruptions in global supply chains, as well as the volatility and rise in interest rates and inflationary pressures, the Company evaluated various factors, including asset-specific factors and overall economic and market conditions, and concluded that there had not been a significant decline in the fair value of Altman's real estate assets during the years ended December 31, 2024, 2023, and 2022, respectively, that required the Company to recognize any material impairment losses. As part of this evaluation, the Company considered the excess of the expected profits associated with Altman’s real estate assets in relation to their carrying amounts, sales at Altman’s single-family home developments, sales of its multifamily apartment communities, and appraisals of certain of its real estate held-for-sale and held-for-investment. The Company recognized a $0.7 million impairment loss related to a vacant land parcel in the legacy real estate portfolio. The estimated fair value of the property was determined utilizing a market approach which estimates the fair value of the subject property by evaluating recent comparable sales.

8. Investments in and Advances to Consolidated and Unconsolidated VIEs

Consolidated VIEs

Real Estate Joint Ventures Related to Altman Living and Altman Logistics

Altman invests in the managing member of real estate joint ventures sponsored by Altman Living and Altman Logistics, as applicable. In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in the managing member of each real estate joint venture to determine if such managing member entities are VIEs and, to the extent that such entities are VIEs, if the Company is the primary beneficiary of such entities. Based on the Company’s analysis of the structure of these entities, including the respective operating agreements governing these entities and any relevant financial agreements, the Company has determined that (i) the managing member entities are VIEs due to the entities not having sufficient equity to finance their activities and (ii) the Company has variable interests in these entities as a result of its equity investments in such entities. Further, the Company has determined that it is the primary beneficiary of the managing member entities and, as a result, consolidates the managing member entities. The Company’s conclusion that it is the primary beneficiary of these entities is primarily based on the determination that the Company has the power to direct the activities of the entities that most significantly affect their economic performance. As further described in Note 3, with respect to joint ventures sponsored by Altman Living that were formed prior to the Acquisition Date, the Company had determined prior to the Acquisition Date that it was not the primary beneficiary of these managing member entities based on the fact that Altman and Mr. Altman shared decision-making authority for all significant operating and financing decisions related to such entities. However, as a result of the acquisition of Altman Living and Mr. Altman’s ongoing employment with Altman Living, the Company reevaluated its investments in these entities and determined that, as of and subsequent to the Acquisition Date, Altman and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of each of these entities and that Altman is the primary beneficiary of the managing member entities as it is the member of the related party group whose activities are most closely associated with the entities.

As a result of the above, the Company consolidates the managing members of the following real estate joint ventures:

 ●    Altis Lake Willis Phase 1
     ●    Altis Lake Willis Phase 2
     ●    Altis Grand at Suncoast
     ●    Altis Blue Lake
     ●    Altis Santa Barbara
     ●    Altis Grand Kendall
     ●    Altis Grand Twin Lakes
     ●    Altis Grand Bay
     ●    Apex Logistics Park at Delray
     ●    Apex Logistics at Lakeland
     ●    Apex Logistics Park at Davie

 ●    Apex Logistics at Parsippany

 ●    Apex Logistics at Hamilton

As further described below under Unconsolidated VIEs, although the Company consolidates the managing member of the various real estate joint ventures sponsored by Altman Living or by Altman Logistics, as applicable, the Company has determined that, other than with respect to the Altis Grand Kendall and Altis Grand Bay joint ventures, the real estate joint ventures in which the managing member entities hold investments are VIEs in which the managing member entities are not the primary beneficiary. However, with respect to the Altis Grand Kendall and Altis Grand Bay joint ventures, the Company determined that the ventures are VIEs in which the managing member is the primary beneficiary, as the managing members of the Altis Grand Kendall and Altis Grand Bay joint ventures have the power to direct the activities of the joint ventures that most significantly affect their economic performance and such power is not constrained by any kick-out or substantive participating rights held by the non-managing members. As a result, the Company consolidates the Altis Grand Kendall and Altis Grand Bay joint ventures.

Altman Living Guaranty

As further described in Note 3, in 2018, Altman and Mr. Altman formed Altman Living Guaranty, a joint venture that provides guarantees on the indebtedness and construction cost overruns of development joint ventures sponsored by Altman Living. Under the terms of the operating agreement of Altman Living Guaranty, Altman and Mr. Altman will retain their respective 50% equity interests in the joint venture until such time that the joint venture is no longer providing guarantees related to development joint ventures originated prior to the Acquisition Date. At such time that Altman Living Guaranty is no longer providing guarantees related to such development joint ventures, it is expected that Altman will acquire Mr. Altman’s equity interest in Altman Living Guaranty based on his then outstanding capital in Altman Living Guaranty. Prior to the Acquisition Date, the Company previously accounted for its investment in Altman Living Guaranty under the equity method of accounting, as the Company previously determined that Altman Living Guaranty was a VIE in which Altman was not the primary beneficiary based on the fact that Altman and Mr. Altman share decision-making authority for all significant operating and financing decisions related to Altman Living Guaranty. However, as described in Note 3, as a result of the acquisition of Altman Living, Altman reevaluated its investment in Altman Living Guaranty and determined that, as of and subsequent to the Acquisition Date, (i) Altman Living Guaranty is still a VIE and (ii) Altman and Mr. Altman constitute a related party group under the accounting guidance for VIEs that collectively is the primary beneficiary of Altman Living Guaranty. Further, based on the Company's analysis of the facts and circumstances, the Company determined that Altman is the primary beneficiary of Altman Living Guaranty as of and subsequent to the Acquisition Date as it is the member of the related party group whose activities are most closely associated with Altman Living Guaranty. Accordingly, as of and subsequent to the Acquisition Date, the Company consolidates Altman Living Guaranty in its consolidated financial statements. See Note 16 for additional information regarding Altman Living Guaranty’s guarantees.

Altman Management

Altman Management ("AMC") has historically provided property management services to the owners of multifamily apartment communities pursuant to property management agreements, including real estate joint ventures sponsored by Altman Living, affiliates of Altman Living (including joint ventures in which Mr. Altman is an investor), and unrelated third parties, and was previously a wholly-owned subsidiary of Altman Living. In March 2023, Altman Living amended and restated the operating agreement of AMC to admit RAM Partners, LLC ("RAM") as a joint venture partner. Altman Living previously served as the managing member of AMC, but major decisions required the approval of both parties. However, during the year ended December 31, 2024, RAM became the managing member of AMC, although all major decisions continue to require the approval of both parties. Under the terms of the operating agreement, the parties will each be entitled to receive distributions of available cash of the joint venture based on a proscribed formula within the operating agreement, with the parties generally each receiving 50% of distributable cash after (i) RAM has received an amount equal to its initial contribution to AMC and (ii) each of the parties has thereafter received a return of any additional capital contributions subsequent to the formation of the joint venture. Further, pursuant to the terms of the agreement, each party has the right to terminate the joint venture arrangement at any time, which would result in RAM transferring its ownership interests in AMC back to Altman Living and result in Altman Living once again being the sole owner of AMC. The Company evaluated the operating agreement of AMC and determined that AMC is a VIE due to its lack of sufficient equity to fund its operations. Further, the Company has also determined that Altman Living is the primary beneficiary of AMC, as Altman Living has substantive kick-out rights related to RAM as the managing member due to its ability to remove RAM as a member from AMC without cause and without any significant barrier to exercising that right. As such, the Company continues to include AMC in its consolidated financial statements as a consolidated VIE and recognizes a noncontrolling interest related to RAM’s equity interest in AMC.

Altis Grand Twin Lakes

In May 2023, Altman Living formed the Altis Grand Twin Lakes joint venture, a joint venture with affiliates of Harbor Group International, to develop Altis Grand Twin Lakes, a planned 346-unit multifamily apartment community in Orlando, Florida. Altman, Mr. Altman, and affiliates of Altman Living initially invested $3.7 million in the administrative managing member of the joint venture, with those proceeds invested in the Altis Grand Twin Lakes joint venture, although the parties have subsequently invested additional capital in the administrative managing member for investment in the Altis Grand Twin Lakes joint venture based on the administrative managing member’s share of the estimated total development costs incurred by the Altis Grand Twin Lakes joint venture. The Company evaluated its investment in the administrative managing member of the Altis Grand Twin Lakes joint venture and determined that the administrative managing member is a VIE and that Altman Living is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the Altis Grand Twin Lakes joint venture and determined that the Altis Grand Twin Lakes joint venture is a VIE and that the administrative managing member is not the primary beneficiary. The Company’s conclusion that the administrative managing member is not the primary beneficiary of the Altis Grand Twin Lakes joint venture is based on the determination that the administrative managing member does not have the power to direct the activities of the Altis Grand Twin Lakes joint venture that most significantly affect its economic performance. In particular, while the administrative managing member is the day-to-day operating manager of the Altis Grand Twin Lakes joint venture, the other member has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying Altis Grand Twin Lakes joint venture under the equity method of accounting.

Apex Logistics Park at Delray

In  September 2023, Altman Logistics formed the Apex Logistics Park at Delray joint venture, a joint venture with affiliates of PCCP, LLC, and the joint venture acquired approximately 40 acres of land for the purpose of developing the Apex Logistics Park at Delray, a logistics facility expected to be comprised of three buildings which are entitled to be comprised of up to approximately 593,000 square feet of logistics space. In connection with the formation of the joint venture, the Company initially invested $2.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the Apex Logistics Park at Delray joint venture in exchange for a 10% membership interest in the venture. Altman Logistics expects to invest additional capital in the administrative managing member for investment in Apex Logistics Park at Delray joint venture based on the administrative managing member’s share of the estimated total development costs expected to be incurred by The Park at Delray joint venture. Pursuant to the terms of the operating agreement for Apex Logistics Park at Delray joint venture, the administrative managing member is entitled to receive 10% of the joint venture distributions until the administrative managing member and PCCP receives their aggregate capital contributions. Thereafter, the administrative managing member is entitled to receive an increasing percentage of the joint venture distributions based upon PCCP receiving a specified return on its contributed capital. The Company evaluated its investment in the administrative managing member of the Apex Logistics Park at Delray joint venture and determined that the administrative managing member is a VIE and that Altman Logistics is the primary beneficiary. The Company then evaluated the administrative managing member's investment in the Apex Logistics Park at Delray joint venture and determined that the Apex Logistics Park at Delray joint venture is a VIE and that the administrative managing member is not the primary beneficiary. The Company’s conclusion that the administrative managing member is not the primary beneficiary of the Apex Logistics Park at Delray joint venture is based on the determination that the administrative managing member does not have the power to direct the activities of Apex Logistics Park at Delray joint venture that most significantly affect its economic performance. In particular, while the administrative managing member is the day-to-day operating manager of the Apex Logistics Park at Delray joint venture, the other member has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the administrative managing member, and the administrative managing member accounts for its investment in the underlying Apex Logistics Park at Delray joint venture under the equity method of accounting.

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

Apex Logistics at Lakeland and Apex Logistics Park at Davie

In January 2024, Altman Logistics formed the Apex Logistics at Lakeland joint venture, a joint venture with affiliates of FRP Holdings, Inc. ("FRP"), and in March 2024, the joint venture acquired approximately 22.5 acres of land for the purpose of developing Apex Logistics at Lakeland, a logistics facility expected to be comprised of approximately 210,000 square feet of leaseable area. In connection with the formation of the joint venture, the Company had initially invested $0.2 million in the administrative managing member of the joint venture, and the administrative managing member has invested those proceeds in the Apex Logistics at Lakeland joint venture in exchange for a 50% membership interest in the venture. As of December 31, 2024, the Company had invested a total of $2.1 million in the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture. However, in March 2025, the joint venture closed on debt financing for the construction of the logistics facility, and pursuant to the terms of the operating agreement for the joint venture, Altman Logistics and FRP recapitalized the joint venture, which resulted in the Company owning a 10% membership interest in the venture and FRP owning the remaining 90% of the joint venture. As a result of the recapitalization and the return of a portion of its initial capital in the venture, the Company currently has an investment of $1.3 million of capital in the administrative managing member that will be invested in the Apex Logistics at Lakeland joint venture based on the administrative managing member’s 10% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. As a result, Altman Logistics, as the administrative managing member, will be entitled to receive 10% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

In  March 2024, Altman Logistics formed the Apex Logistics Park at Davie joint venture, a joint venture with affiliates of FRP, for the purpose of developing a logistics facility and assigned a contract to acquire approximately 11.3 acres of land in Davie, Florida to the joint venture. In connection with the formation of the joint venture, the Company initially invested $0.5 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds in the joint venture in exchange for a 50% membership interest in the venture. In July 2024, the joint venture acquired the land expected to be developed into Apex Logistics Park at Davie, and in connection with the acquisition, the Company invested an additional $11.9 million in the joint venture, increasing its investment in the joint venture to $12.8 million. As of December 31, 2024, the Company had invested a total of $13.4 million in the joint venture for predevelopment expenditures and land acquisition costs based on its current 50% membership interest in the venture. However, in March 2025, the joint venture closed on debt financing for the construction of the logistics facility, and pursuant to the terms of the operating agreement for the joint venture, Altman Logistics and FRP recapitalized the joint venture, which resulted in the Company owning a 20% membership interest in the venture and FRP owning the remaining 80% of the joint venture. As a result of the recapitalization and the return of a portion of its initial capital in the venture, the Company currently has an investment of $5.3 million of capital in the administrative managing member invested in the Apex Logistics Park at Davie joint venture based on the administrative managing member’s 20% share of the currently estimated total development costs expected to be incurred by the joint venture and projected construction loan proceeds. As a result, Altman Logistics, as the administrative managing member, will be entitled to receive 20% of the joint venture distributions until the administrative managing member and FRP receive their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon FRP realizing a specified return on its contributed capital.

The Company evaluated its investments in the managing members of the Apex Logistics at Lakeland and the Apex Logistics Park at Davie joint ventures and determined that the managing members are VIEs and that Altman Logistics is the primary beneficiary. The Company then evaluated the managing members' investments in each of the Apex Logistics at Lakeland and the Apex Logistics Park at Davie joint ventures and determined that the joint ventures are VIEs and that the managing members are not the primary beneficiaries. The Company’s conclusion that the managing members are not the primary beneficiary of the Apex Logistics at Lakeland and the Apex Logistics Park at Davie joint ventures is based on the determination that the managing member of each joint venture does not have the power to direct the activities of the respective joint venture that most significantly affect its economic performance. In particular, while the managing member is the day-to-day operating manager of each joint venture, the other member has substantive participating rights with respect to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the managing members, and the managing members account for their investment in the underlying Apex Logistics at Lakeland and Apex Logistics Park at Davie joint ventures under the equity method of accounting.

Apex Logistics at Parsippany

In October 2024, Altman Logistics formed the Apex Logistics at Parsippany joint venture, a joint venture with Fox DHS Ventures, LLC ("DHS"), and the joint venture acquired 10.5 acres of land in Parsippany, New Jersey for the purpose of developing Apex Logistics at Parsippany, a logistics facility expected to be comprised of 140,000 square feet of leasable area. In connection with the formation of the joint venture, Altman Logistics initially invested $1.9 million in the administrative managing member of the joint venture, and the administrative managing member invested those proceeds and $0.2 million of contributions from certain affiliated investors in exchange for an 11% membership interest in the joint venture. Pursuant to the terms of the operating agreement for the joint venture, the administrative managing member will be entitled to receive 11% of the joint venture distributions until the administrative managing member and DHS receives their aggregate capital contributions. Subsequently, the administrative managing member will be entitled to receive an increasing percentage of the joint venture distributions based upon DHS receiving a specified return on its contributed capital. In January 2025, the joint venture obtained debt financing for the construction of the facility, and development of the site has commenced.

The Company evaluated its investment in the managing members of Apex Logistics at Parsippany joint venture and determined that the managing member is a VIE and that Altman Logistics is the primary beneficiary. The Company then evaluated the managing member's investment in Apex Logistics at Parsippany joint venture and determined that the joint venture is a VIE and that the managing member is not the primary beneficiary of the venture. The Company’s conclusion that the managing member is not the primary beneficiary of the Apex Logistics at Parsippany joint venture is based on the determination that the managing member of Apex Logistics at Parsippany does not have the power to direct the activities of the joint venture that most significantly affect its economic performance. In particular, while the managing member is the day-to-day operating manager of the joint venture, the other member has substantive participating rights with respect to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the managing member, and the managing member accounts for its investment in the Apex Logistics at Parsippany joint venture under the equity method of accounting.

Apex Logistics at Hamilton

In  November 2024, Altman Logistics formed the Apex Logistics at Hamilton joint venture for the purpose of developing a logistics facility. In connection with the formation of the joint venture, Altman Logistics initially invested $1.4 million in the developer member of the joint venture, and the developer member invested those proceeds and $0.2 million of contributions from certain affiliated investors in exchange for a 10% interest in the Apex Logistics at Hamilton joint venture. In November 2024, the Apex Logistics at Hamilton joint venture purchased the land expected to be developed into Apex Logistics at Hamilton, and the joint venture currently intends to commence construction of the logistics facility during 2025. Pursuant to the terms of the operating agreement for the joint venture, the developer member will be entitled to receive 10% of the joint venture distributions until the developer member and RREEF CPIF Park at Hamilton Member, LLC ("RREEF") receives their aggregate capital contributions. Thereafter, the developer member will be entitled to receive an increasing percentage of the joint venture distributions based upon RREEF receiving a specified return on its contributed capital.

The Company evaluated its investments in the developer member of Apex Logistics at Hamilton joint venture and determined that the developer member is a VIE and that Altman Logistics is the primary beneficiary. The Company then evaluated the developer member's investments in Apex Logistics at Hamilton joint venture and determined that the joint venture is a VIE and that the developer member is not the primary beneficiary. The Company’s conclusion that the developer member is not the primary beneficiary of Apex Logistics at Hamilton joint venture is based on the determination that the developer member of Apex Logistics at Hamilton does not have the power to direct the activities of the joint venture that most significantly affect its economic performance. In particular, RREEF is the managing member of the joint venture and has control or substantive participating rights in relation to all activities that most significantly impact the joint venture’s economic performance. As a result, the Company consolidates the developer member, and the developer member accounts for its investment in Apex Logistics at Hamilton joint venture under the equity method of accounting.

Summary of Financial Information Related to Consolidated VIEs

The assets and liabilities of the Company's consolidated VIEs as of December 31, 2024 and 2023 that are included in the Company’s consolidated statement of financial position are as follows (in thousands):

	Real Estate Joint Ventures (1)	Altman Living Guaranty	AMC	Total as of December 31, 2024
Cash	$2,328	—	70	2,398
Restricted cash	—	10,038	—	10,038
Trade accounts receivable, net	—	—	401	401
Real estate	104,521	—	—	104,521
Investment in and advances to unconsolidated real estate joint ventures	65,592	—	—	65,592
Other assets	572	—	268	840
Total assets	$173,013	10,038	739	183,790
Accounts payable	$51	—	3	54
Accrued expenses	719	—	205	924
Other liabilities	—	—	1,427	1,427
Notes payable and other borrowings	65,469	—	—	65,469
Total liabilities	$66,239	—	1,635	67,874
Noncontrolling interest	$57,934	5,019	76	63,029

	Real Estate Joint Ventures (1)	ABBX	AMC	Total as of December 31, 2023
Cash	$4,045	—	476	4,521
Restricted cash	—	10,089	—	10,089
Trade accounts receivable, net	—	—	385	385
Real estate	64,055	—	—	64,055
Investment in and advances to unconsolidated real estate joint ventures	39,821	—	—	39,821
Other assets	698	—	292	990
Total assets	$108,619	10,089	1,153	119,861
Accounts payable	$—	—	16	16
Accrued expenses	140	9	200	349
Other liabilities	—	—	1,833	1,833
Notes payable and other borrowings	27,321	—	—	27,321
Total liabilities	$27,461	9	2,049	29,519
Noncontrolling interest	$54,707	5,045	137	59,889

(1) Represents the aggregate assets, liabilities, and noncontrolling interests in the consolidated real estate joint ventures sponsored by Altman Living or Altman Logistics, as described above. These real estate joint ventures have similar economic characteristics, financing arrangements, and organizational structures.

The assets held by the consolidated VIEs in the above tables are owned by the respective VIEs and can only be used to settle obligations of such VIEs, and the liabilities in the above tables are generally non-recourse to BBX Capital and its other subsidiaries. Further, guarantees issued by Altman Living Guaranty or Altman Logistics Guaranty are limited to the assets of these respective companies and are generally non-recourse to BBX Capital and its other subsidiaries. The Company's aggregate maximum loss exposure in consolidated VIEs is the amount of its equity investment as of December 31, 2024 and 2023 including joint ventures sponsored by Altman Living and Altman Logistics in the aggregate amount of $44.2 million and $38.8 million, respectively.

Unconsolidated VIEs

As of December 31, 2024 and 2023, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, warehouse and logistics facilities, and single-family master planned for sale housing communities. Further, as previously described in Note 3, the Company owned a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, that was previously accounted for as an investment in an unconsolidated real estate joint venture through the Acquisition Date. As a result of the consolidation of the managing members of various real estate joint ventures sponsored by Altman Living and Altman Logistics, the Company’s unconsolidated real estate joint ventures as of December 31, 2024 and 2023 include the managing members’ investments in the underlying real estate joint ventures for which the Company has concluded that the managing members do not consolidate such underlying joint ventures.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs under the equity method of accounting.

The Company's investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2024	Ownership (1)	2023	Ownership (1)
Altis Grand Central	$589	1.49%	636	1.49%
Altis Lake Willis Phase 1	7,277	3.50	7,126	3.50
Altis Lake Willis Phase 2	3,724	10.00	3,398	10.00
Altis Grand at Suncoast	10,962	20.00	12,195	20.00
Altis Blue Lake	5,448	3.50	4,736	3.50
Altis Santa Barbara	9,030	10.00	6,425	10.00
Altis Grand Twin Lakes	6,558	15.00	3,961	15.00
Apex Logistics Park at Delray	2,962	10.00	2,800	10.00
Apex Logistics at Lakeland	2,056	50.00	—	—
Apex Logistics Park at Davie	13,396	50.00	—	—
Apex Logistics at Parsippany	2,058	11.38	—	—
Apex Logistics at Hamilton	1,532	10.00	—	—
Marbella	1,037	70.00	1,043	70.00
The Main Las Olas	—	3.41	479	3.41
Sky Cove	118	26.25	118	26.25
Sky Cove South	120	26.25	1,001	26.25
Other	158		158
Total	$67,025		44,076

(1)	The Company’s ownership percentage in each real estate joint venture represents the consolidated manager's percentage of the contributed capital in each underlying real estate venture, including amounts attributable to noncontrolling interests. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary and should consolidate the VIE. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that the real estate joint ventures included in the table above are VIEs and the Company had variable interests in the VIEs in the form of equity interests in such ventures. The Company concluded that the entities were VIEs due to the entities not having sufficient equity capital to finance their respective activities without additional subordinated financial support. The Company also determined based on its analysis that the Company is not the primary beneficiary of the VIEs, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusion that it is not the primary beneficiary of these entities is primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In certain joint ventures, while the Company is the managing member of such ventures, the other member has substantive participating rights in relation to (and in some cases, control of) all activities that most significantly impact the applicable joint venture’s economic performance. In other joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising control over such entities. In cases where the investors share decision-making authority, the operating agreements require mutual consent from the investors in relation to decisions that most significantly impact the joint venture. Lastly, in certain cases, the Company is not the operating manager and has limited protective rights under the operating agreements. The significant judgments in the Company’s determination of the primary beneficiary of VIEs are the determination of which activities most significantly impact the VIEs performance and which party has decision-making authority related to such activities.

As of December 31, 2024 and 2023, the Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $82.0 million and $59.0 million, respectively, which includes the Company's investment in these entities and the assets of Altman Living Guaranty and Altman Logistics Guaranty, which have provided guarantees to the lenders and joint venture partners in these unconsolidated VIEs.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $17.4 million as of December 31, 2024, which includes (i) a $16.8 million adjustment to recognize the investments in certain unconsolidated joint ventures sponsored by Altman Living at their estimated fair values upon the Company's consolidation of the managing members of certain of the joint ventures as of the Acquisition Date and (ii) $1.8 million of interest capitalized by the Company relating to such joint ventures, partially offset by (i) a $0.5 million impairment loss previously recognized by the Company related to its investment in one of the joint ventures and (i) a $0.7 million reduction in the carrying amount of certain investments relating to the elimination of general contractor and development management fees earned by Altman Living or Altman Logistics, as applicable, and recognized as revenues by the Company but are capitalized by the underlying development joint ventures.

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

Based on the facts and circumstances of the agreements between Altman Living or Altman Logistics, as applicable, and the joint ventures, the Company has determined that the transactions pursuant to which the Company provides its unconsolidated real estate joint ventures general contractor and development management services are consistent with arm's-length transactions, and revenue from construction contracts, real estate development management fee revenue, and the costs of revenue from the construction contracts, as applicable, are eliminated from the Company's statements of operations and comprehensive income based on the Company’s ownership percentage in the underlying joint ventures. During the years ended December 31, 2024 and 2023, the Company eliminated $9.6 million and $14.0 million, respectively, of revenue from construction contracts and real estate development management fee revenue and $9.1 million and $13.8 million, respectively, of cost of revenue from construction contracts related to such transactions with these unconsolidated real estate joint ventures.

Equity in Net Earnings and Distributions of Certain Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2024, 2023, and 2022, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $0.8 million, $4.2 million, and $38.4 million, respectively.

Equity earnings for the year ended December 31, 2024 includes (i) $1.7 million of equity earnings from the Main at Las Olas joint venture, which includes Altman's share of net income from the sale of the venture’s multifamily residential tower, and (ii) $0.7 million of equity earnings from the Sky Cove South joint venture, which includes Altman’s share of net income from the venture’s sale of single-family homes, partially offset by $1.7 million of equity in losses from various joint ventures related to the operations of multifamily apartment communities in the lease-up phase of the developments.

Equity earnings for the year ended December 31, 2023 includes (i) $2.4 million and $0.6 million of equity earnings from the Sky Cove South and Marbella joint ventures, which includes Altman’s share of net income from the sale of single family homes by the ventures, and (ii) $1.4 million of equity earnings from the Altis Ludlam Trail joint venture, which includes the Company’s share of gains recognized by the venture upon the sale of its multifamily apartment community.

Equity earnings for the year ended December 31, 2022 includes (i) $8.7 million and $14.0 million of equity earnings from the Altis Little Havana and Altis Miramar East/West joint ventures, respectively, which includes Altman’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities and (ii) $12.6 million of equity earnings from the Marbella joint venture, which includes Altman’s share of net income from the sale of single family homes by the venture. Equity earnings for the year ended December 31, 2022 also includes a net gain of $7.3 million recognized upon Altman’s sale of its equity interest in the Bayview joint venture to its joint venture partner.

Altis Ludlam Trail Joint Venture

As of December 31, 2019, Altman had invested $1.1 million in the Altis Ludlam Trail joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, Altman received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as preferred equity. Pursuant to the applicable operating agreement for the Altis Ludlam Trail joint venture, distributions from the joint venture were required to be paid to Altman on account of its preferred equity interest until it received its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions were required to be paid to the other members, including the managing member in which Altman holds an interest and was consolidated by the Company as of the Acquisition Date. As Altman’s preferred membership interest in the joint venture was mandatorily redeemable, the Company accounted for its preferred interest in the joint venture as a loan receivable from the Altis Ludlam Trail joint venture, while the Company’s remaining investment in the underlying joint venture was accounted for under the equity method of accounting. In July 2023, the Altis Ludlum Trial joint venture sold its 312-unit multifamily apartment community. In connection with the sale, the managing member of the joint venture, which is a consolidated VIE owned by Altman, Mr. Altman, and affiliates of Altman Living, received an aggregate cash distribution of $9.0 million related to its investment in the Altis Ludlam Trail joint venture. In addition, Altman received a cash distribution of $12.3 million related to its investment in the preferred equity of the joint venture.

Altman Living

From November 2018 through January 2023, the Company accounted for its investment in Altman Living under the equity method of accounting. However, on the Acquisition Date, Altman acquired the remaining equity interests in Altman Living, and as a result, the Company now consolidates Altman Living in its consolidated financial statements. See Note 3 for additional information related to the consolidation of Altman Living.

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

During the years ended December 31, 2024, 2023, and 2022, as a result of economic and market conditions, including disruptions and uncertainty in the U.S. and global economies and disruptions in global supply chains, as well as the inflationary environment and the volatility of interest rates, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, the excess of the expected profits associated with Altman’s real estate assets in relation to their carrying amounts, and appraisals of certain investments, and concluded that there had not been a significant decline in the fair value of Altman’s real estate assets, including its investments in unconsolidated real estate joint ventures, that should be recognized as an impairment loss.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Marbella joint venture (in thousands):

	December 31,
	2024	2023
Assets
Cash	$11	536
Real estate inventory	1,706	1,706
Other assets	417	458
Total assets	$2,134	2,700
Liabilities and Equity
Total liabilities	$60	612
Total equity	$2,074	2,088
Total liabilities and equity	$2,134	2,700

	For the Years Ended December 31,
	2024	2023	2022
Total revenues	$—	1,192	110,914
Cost of real estate inventory sold	—	—	(81,610)
Other expenses	(13)	(34)	(3,601)
Net (loss) earnings	$(13)	1,158	25,703
Equity in net (loss) earnings of unconsolidated real estate joint venture - Marbella	$(6)	579	12,594

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Sky Cove South joint venture (in thousands):

December 31,
2023
Assets
Cash	$5,063
Real estate inventory	2,840
Other assets	16
Total assets	$7,919
Liabilities and Equity
Notes payable	$—
Other liabilities	1,739
Total liabilities	1,739
Total equity	$6,180
Total liabilities and equity	$7,919

	For the Years Ended December 31,
	2024	2023	2022
Total revenues	$11,343	63,056	36,239
Cost of real estate inventory sold	(5,614)	(47,685)	(32,149)
Other expenses	(1,249)	(1,406)	(1,547)
Net earnings	$4,480	13,965	2,543
Equity in net earnings of unconsolidated real estate joint venture - Sky Cove South	$740	$2,394	633

The tables below set forth financial information, including condensed statements of operations, related to the Altis Little Havana joint venture (in thousands):

For the Year Ended
December 31,
2022
Total revenues	$255
Gain on sale of real estate	59,023
Other expenses	(2,369)
Net earnings	$56,909
Equity in net earnings of unconsolidated real estate joint venture - Altis Little Havana	$8,689

The tables below set forth financial information, including condensed statements of operations, related to the Altis Miramar East/West joint venture (in thousands):

For the Year Ended
December 31,
2022
Total revenues	$5,049
Gain on sale of real estate	143,217
Other expenses	(7,101)
Net earnings	$141,165
Equity in net earnings of unconsolidated real estate joint venture - Altis Miramar East/West	$13,950

9. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$39,058	35,732
Construction in progress	1,484	4,009
Office equipment, furniture, fixtures and software	33,772	32,535
Transportation	381	405
	74,695	72,681
Accumulated depreciation	(38,231)	(31,993)
Property and equipment, net	$36,464	40,688

During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $9.6 million, $9.4 million, and $7.9 million, respectively, of depreciation expense related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company recognized a $0.9 million gain on the sale of the Hoffman's Chocolates manufacturing facility in Greenacres, Florida.

Renin's long-lived assets located outside the United States, which includes properties and equipment and right of use assets, had a carrying amount of $9.8 million and $14.1 million as of December 31, 2024and 2023, respectively.

As described in Note 2, the Company tests its long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such circumstances, the Company compares the estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts are in excess of the related undiscounted cash flows, the Company estimates the fair values of the applicable assets or asset groups and recognizes impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values. During the years ended December 31, 2024 2023 and 2022, the Company recorded impairment losses related to property and equipment of $1.6 million, $0.6 million and $0.2 million, respectively, which primarily related to leasehold improvements associated with IT’SUGAR retail locations for which the estimated cash flows from the locations were below the carrying amount of the related asset groups. During the year ended December 31, 2024, the Company concluded that the effects of uncertain economic conditions and declining consumer sales for IT’SUGAR, including lower than anticipated sales during the fourth quarter of 2024, which is when IT’SUGAR’s sales are historically positively impacted by the seasonal holiday period, indicated that the carrying amount of various IT’SUGAR retail locations may not be recoverable and tested the asset groups associated with such locations for recoverability. For those asset groups for which the Company’s estimated undiscounted cash flows were lower than the carrying amount of the applicable asset group, the Company estimated the fair value of each asset group considering the relevant market participants and the highest and best use for the applicable retail location, including whether the value of the location would be maximized by operating the location in its current use or by permanently closing the location and subleasing it, and recognized impairment losses related to those asset groups for which the estimated fair value of such asset group was below its carrying amount. Impairment losses associated with such asset groups were allocated to long-lived assets within the applicable asset group, including right-of-use assets and leasehold improvements, based on their relative carrying amounts; however, the carrying amounts of individual long-lived assets within the asset groups were not reduced below their individual estimated fair values. The recognition of these impairment losses primarily resulted from effects of uncertain economic conditions and declining consumer sales for IT’SUGAR, including lower than anticipated sales during the fourth quarter of 2024, on the estimated cash flows expected from the applicable retail locations.

10. Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Balance, beginning of period	$49,647	18,414	18,414
Acquisition of Altman Living	—	31,233	—
Impairment losses	—	—	—
Balance, end of period	$49,647	49,647	18,414

As described in Note 3, Altman acquired control and decision-making authority over Altman Living as of the Acquisition Date and consolidated Altman Living in its financial statements as of the Acquisition Date using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. As a result, during the year ended December 31, 2023, the Company recognized $31.2 million of goodwill related to Altman Living based on the difference between (i) the fair values of Altman Living’s identifiable assets and liabilities at the Acquisition Date and (ii) the aggregate of the consideration transferred (measured in accordance with the acquisition method of accounting) and the fair values of the Company’s existing equity interest and any noncontrolling interests in Altman Living at the Acquisition Date. The goodwill associated with the acquisition of Altman Living is included in the Altman category for segment reporting.

The Company also previously recognized $4.1 million of goodwill in connection with Renin’s acquisition of Colonial Elegance during the year ended December 31, 2020 and $14.3 million of goodwill in connection with IT’SUGAR’s emergence from bankruptcy during the year ended December 31, 2021. The goodwill associated with these transactions is included in the Renin and BBX Sweet Holdings reportable segments, respectively.

Impairment Testing

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The evaluation of goodwill for impairment includes estimates, judgments and assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates and assumptions, particularly in light of economic trends in the U.S. and global economies, including (i) decreased consumer demand, (ii) elevated interest rates, (iii) increased economic uncertainty, (iv) inflationary pressures and higher costs, including insurance costs, to operate the Company’s businesses, which would be further impacted by the implementation of new or additional tariffs on raw materials and products sourced from Canada and other international markets, (v) disruptions in global supply chains, and (vi) a general labor shortage and increases in wages.

During the years ended December 31, 2024, 2023, and 2022, the Company determined that its goodwill was not impaired. As of December 31, 2024 and 2023, the Company estimated the fair values of the Altman Living, Renin, and IT’SUGAR reporting units. As part of these estimates, the Company applied an income approach utilizing a discounted cash flow methodology and, with respect to Renin, a market approach utilizing a guideline public company and transaction methodology to estimate the fair values of the respective reporting units, and the estimated fair values obtained from the income and market approaches, as applicable, were compared and reviewed for reasonableness to determine a best estimate of the fair value of each reporting unit. The Company’s assessment of these reporting units for impairment required the Company to make estimates based on facts and circumstances as of each applicable reporting date and assumptions about current and future economic and market conditions. With respect to the Altman Living reporting unit, these assumptions included, among other things, (i) the number of development projects expected to be originated by Altman Living on an annual basis in future periods, (ii) a recovery in the market environment in which Altman Living operates and the ability of Altman Living to ultimately execute on its business plan, and (iii) the profits and fee income expected to be generated from current and future development projects. With respect to the Renin reporting unit, these assumptions included, among other things, (i) the continued stabilization of Renin’s gross margins over time, including a return to gross margins closer to historical averages, (ii) a recovery in sales from current sales volumes over time, and (iii) the attribution of value to Renin’s current working capital levels as compared to expected normalized working capital levels. With respect to the IT’SUGAR reporting unit, these assumptions included that, among other things, (i) there will not be a material permanent decline in the demand for IT’SUGAR’s products in the future and (ii) IT’SUGAR will be able to continue to implement its long-term strategy to reinvest in and grow its business. However, as there is significant uncertainty in the current economic environment, particularly as it relates to consumer demand, and how it may evolve and the potential for a recessionary economic environment, the estimates and assumptions in the Company’s estimated value of its reporting units may change over time, which may result in the recognition of impairment losses related to the Company’s reporting units in a future period that would be material to the Company’s financial statements. Changes in assumptions that could materially impact the Company’s estimates related to its reporting units that could result in the recognition of impairment losses in future periods include, but are not limited to, (i) a decline in market valuations resulting in an increase to the discount rate applied in the income approach and/or a decrease in the multiple of earnings applied in the market approach, (ii) a material longer term or permanent decline in demand for the products and/or the product margins of the Company’s reporting units, including indications that the decline in sales related to Renin and/or IT’SUGAR related to a permanent change in consumer preferences for their products rather than a near to medium term decline attributable to market and economic conditions, (iii) the inability of Altman Living to meet its targeted number of development projects expected to be originated by Altman Living on an annual basis in future periods and the expected profits and fee income from such projects, (iv) IT’SUGAR not opening new store locations in order to grow its store portfolio and replace stores for which the related leases are expiring, and/or (v) a continuing reoccurrence of losses related to Altman Builders’ construction contracts in future periods. Further, the potential implementation of strategic alternatives related to one or more of the Company’s reporting units in light of the Company’s overall strategy and response to current market conditions could have an adverse effect on the estimated value of these reporting units and result in the recognition of impairment losses in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
	2024	2023
Trademarks	$16,762	16,762
Customer relationships	18,752	18,752
Other	203	269
	35,717	35,783
Accumulated amortization	(11,460)	(8,944)
Total intangible assets	$24,257	26,839

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years. The weighted average amortization period for trademarks, customer relationships and other was 10.3 years, 9.8 years and 0.9 years, respectively, with an overall weighted average amortization period of 9.9 years as of December 31, 2024.

Amortization Expense

During each of the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $2.6 million, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2024 (in thousands):

Years Ending December 31,	Total
2025	$2,567
2026	2,528
2027	2,528
2028	2,528
2029	2,528
Thereafter	11,578
$24,257

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including amortizable intangible assets and asset groups that include amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or assets groups may not be recoverable. The Company tested certain asset groups associated with certain of its businesses that included amortizable intangible assets for recoverability during the years ended December 31, 2024, 2023, and 2022, and determined that the estimated undiscounted future cash flows exceeded the carrying amounts of the asset groups. Accordingly, the Company did not recognize any impairment losses associated with its intangible assets during the years ended December 31, 2024, 2023, and 2022.

11. Leases

BBX Capital and its subsidiaries are lessees under various operating leases for retail stores, manufacturing facilities, office space, equipment, and vehicles. Many of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to seven years, the exercise of which is generally at the Company’s discretion. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the leased location, including in some cases based on a specified percentage of all sales at the leased location and in other cases based on a specified percentage of sales over contractually specified sales levels. Further, other lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

	As of	As of
	December 31, 2024	December 31, 2023
Operating lease assets	$105,310	117,894
Operating lease liabilities	$128,872	136,758
Weighted average remaining lease term (years)	6.8	7.0
Weighted average discount rate (1)	5.7%	5.5%

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

	For the Years Ended
	December 31, 2024	December 31, 2023
Fixed lease costs	$29,642	27,732
Short-term lease costs	322	410
Variable lease costs	6,963	7,930
Total operating lease costs	$36,927	36,072

Included in the Company’s consolidated statements of cash flows under operating activities for the years ended December 31, 2024, 2023 and 2022 was $28.6 million, $26.6 million and $20.7 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2024 and 2023, the Company obtained $19.7 million and $29.8 million, respectively, of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2024 (in thousands):

Period Ending December 31,
2025	$27,750
2026	23,976
2027	21,630
2028	19,546
2029	16,772
After 2029	47,918
Total lease payments	157,592
Less: interest	28,720
Present value of lease liabilities	$128,872

The above operating lease payments exclude $2.1 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.

Impairment Testing

As described in Note 2, the Company tests its long-lived assets, including right-of-use assets and asset groups that include right-of-use assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such circumstances, the Company compares the estimated undiscounted cash flows expected to result from the use of such asset groups with their respective carrying amounts, and to the extent that such carrying amounts are in excess of the related undiscounted cash flows, the Company estimates the fair values of the applicable asset groups and recognizes impairment losses based on the excess of the carrying amounts of such asset groups over their estimated fair values. When estimating the fair value of asset groups related to a retail location, the Company’s estimated fair value considers the relevant market participants and the highest and best use for the location, including whether the value of the location would be maximized by operating the location in its current use or by permanently closing the location and subleasing it. Further, in certain circumstances, the Company estimates the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss should be allocated to such assets.

During the year ended December 31, 2024, the Company recorded an impairment loss related to a right-of-use asset of $2.4 million, which primarily related to the right-of-use asset associated with one of IT’SUGAR’s retail locations for which the estimated cash flows from the location were below the carrying amount of the related asset group. As further described in Note 9, the Company concluded that the effects of uncertain economic conditions and declining consumer sales for IT’SUGAR, including lower than anticipated sales during the fourth quarter of 2024, indicated that the carrying amount of various IT’SUGAR retail locations may not be recoverable and tested the asset groups associated with such locations for recoverability. For those asset groups for which the Company’s estimated undiscounted cash flows were lower than the carrying amount of the applicable asset group, the Company estimated the fair value of each asset group and recognized impairment losses related to those asset groups for which the estimated fair value of such asset group was below its carrying amount. Impairment losses associated with such asset groups were allocated to long-lived assets within the applicable asset group, including right-of-use assets and leasehold improvements, based on their relative carrying amounts. In most cases, the impairment losses were not allocated to right-of-use assets within the asset groups as the allocation of such impairment losses to the right-of-use assets would have reduced the carrying amounts of the right-of-use assets below their individual estimated fair values. However, in the case of one asset group, the impairment loss was allocated to the right-of-use asset, which resulted in the impairment loss for the year ended December 31, 2024. As previously discussed, the recognition of the impairment losses related to the asset groups associated with IT’SUGAR’s retail locations primarily resulted from effects of uncertain economic conditions and declining consumer sales for IT’SUGAR, including lower than anticipated sales during the fourth quarter of 2024, on the estimated cash flows expected from the applicable retail locations.

The Company did not record any impairment losses related to right-of-use assets during the years ended December 31, 2023 and 2022.

12. Other Assets

The Company’s other assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid assets	$7,553	9,509
Equity investments - cost method	1,790	1,964
Loans receivable	2,091	2,176
Interest rate cap	484	697
Certificate of deposit (1)	5,143	—
Receivables from related parties	1,238	2,209
Other	5,554	3,036
Total other assets	$23,853	19,591

(1) The certificate of deposit had an original term of six months, bears interest at a rate of 5.75% and matured on January 6, 2025.  The certificate of deposit was renewed with a maturity date of April 8, 2025, and an interest rate of 4.60%.

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

Loans Receivable

The Company is an investor in portfolios of residential loans collateralized by mortgages serviced by financial institutions. The following table presents the carrying value of the Company’s loans receivable by loan type (in thousands):

	December 31,	December 31,
	2024	2023
First mortgage residential loans	$1,922	2,005
Second mortgage residential loans	169	171
Total residential loans	$2,091	2,176

As of December 31, 2024 and 2023, $1.5 million of the loans receivable were greater than 90 days past due, and as of December 31, 2024, $1.3 million of the loans receivable were in the process of foreclosure. The Company recognizes interest income on loans receivable on a cash basis as the residential loans are collateral dependent.

Pursuant to the servicing agreements for these loans, the financial institutions are required to advance principal and interest on delinquent loans to the Company up to the collateral value of the delinquent loans as determined by the financial institutions. Included in other liabilities as of December 31, 2024 and 2023 was $2.2 million and $2.4 million, respectively, of principal and interest advances on delinquent loans from financial institutions.

Interest Rate Cap

The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract as an economic hedge for which hedge accounting was not elected and the changes in the fair value of the interest rate cap are recognized in other income in the Company statement of operations and comprehensive loss for the year ended December 31, 2024 and 2023.

13. Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2024			December 31, 2023
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Community Development District Obligations	$—	—	—	$143	2.40 - 3.75%	(1)
TD Bank Term Loan and Line of Credit	12,743	6.96%	36,546	24,950	12.83%	(2)
Regions Bank Revolving Line of Credit (3)	4,996	6.00%	7,761	4,716	7.00%	5,919
First Horizon Bank Revolving Line of Credit (5)	4,400	8.00%	(4)	2,750	9.00%	(4)
Comerica Letters of Credit (6)(7)	800	N/A	—	800	N/A	—
TD Bank Construction Loan (6)	65,469	6.82%	101,907	27,321	7.59%	64,055
Other	434	7.59%	—	241	7.59%	—
Unamortized debt issuance costs	(20)			(116)
Total notes payable and other borrowings	$88,822			$60,805

(1)	As of December 31,2023, the pledged assets consisted of 6 lots in Phase 3 of the Beacon Lake Community Development.
(2)	As of December 31, 2023, the pledged collateral is a blanket lien on Renin’s assets and the Company’s ownership interest in Renin.
(3)	As of December 31, 2024 and 2023, the pledged collateral is cash and cash equivalents held by Altman that is included in restricted cash in the Company's consolidated statements of financial condition.
(4)	The collateral is a blanket lien on BBX Sweet Holdings’ assets.
(5)	BBX Capital is the guarantor on the line of credit.
(6)	Altman Living Guaranty is the guarantor on the facility.
(7)	The Company pays an annual two percent fee in advance based on the amount of each letter of credit.

Community Development District Obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a board of supervisors representing the landowners within the CDD. In connection with Altman’s development of the Beacon Lakes Community, The Meadow View at Twin Creeks CDD (the “Beacon Lakes CDD”) was formed by St. Johns County, Florida to use bond financing to fund the construction of infrastructure improvements at the Beacon Lakes Community.

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

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon the repayment of the obligation by the Company. Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2024 and 2023 was $0 and $0.1 million, respectively, of construction funds receivable from the issuance of CDD bond obligations that the Company does not have the right of setoff on its CDD bond obligations. Construction funds receivable associated with the CDD bond obligations are reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Toronto-Dominion Bank (“TD Bank”) Credit Facility

Since May 2017, Renin has maintained a credit facility with TD Bank, and in October 2020 in connection with the acquisition of Colonial Elegance, Renin amended and restated the credit facility with TD Bank (the “TD Bank Credit Facility” or the “credit facility”) to include a term loan with an initial principal balance of $30.0 million, increase the availability under its existing revolving line of credit with TD Bank to $20.0 million, and extend the maturity of the credit facility to October 2025. During the years ended December 31, 2023, 2022, and 2021, the credit facility was amended at various times as a result of Renin’s non-compliance with the financial covenants under the facility, which resulted in, among other things, an increase in the interest rates under the facility, modifications to the financial covenants under the facility, the repayment of a substantial portion of the term loan, and capital contributions from BBX Capital for repayments of the term loan and working capital.

On March 13, 2024, the TD Bank Credit Facility was amended and restated in its entirety to provide Renin with (i) an asset-backed revolving line of credit with maximum availability of up to $30.0 million, subject to available collateral in the form of eligible accounts receivable, inventory, and equipment, and (ii) a term loan with an initial principal balance of $3.4 million, and the proceeds from the amended and restated facility, along with certain capital contributions from BBX Capital, as described below, were utilized to repay the existing facility. Under the terms of the credit facility, the outstanding balance of the asset-backed revolving line of credit matures on March 13, 2026, while the outstanding balance of the term loan was required to be repaid in equal quarterly installments of $0.8 million on May 31, 2024, August 30, 2024, November 30, 2024, and February 28, 2025. The amended and restated credit facility is subject to customary covenants for asset-backed revolving lines of credit, including the following financial covenants: (i) a fixed charge coverage ratio commencing in January 2025, (ii) restrictions on capital expenditures, (iii) a requirement for Renin to maintain $3.0 million in excess availability between the outstanding balance under the revolving line of credit and the calculated availability under the facility based on the advance rates applicable to eligible collateral under the facility, and (iv) ongoing reporting and appraisals related to eligible collateral. In addition, Renin was required to meet certain minimum levels of specified operating results through December 2024. Under the terms of the amended and restated facility, interest rates on amounts outstanding under the revolving line of credit are (i) the Canadian Prime Rate plus a spread of 1.00% to 1.50% per annum, (ii) the United States Base Rate plus a spread of 0.50% to 1.00% per annum, (iii) the Canadian Overnight Repo Rate plus a spread of 2.00% to 2.50%, or (iv) the Term SOFR plus a spread of 2.00% to 2.50% per annum, with the spread applicable for each rate being dependent on the amount of excess availability under the revolving line of credit, while the interest rates on amounts outstanding under the term loan are .50% higher than the rates applicable to the revolving line of credit. Under the terms of the facility, the Term SOFR for loans with one to six-months terms are also subject to an additional credit spread adjustment of 10 to 25 basis points per annum.

In connection with the closing of the amended and restated credit facility, BBX Capital contributed $3.3 million of capital to Renin, and Renin used the funds to pay down a portion of the term loan under the prior facility and for working capital purposes. In addition, Altman agreed to maintain a restricted deposit account with TD Bank in the amount of the outstanding balance of the term loan portion of the amended and restated facility. Pursuant to the amended and restated facility, during the period between closing and December 31, 2024, if Renin was not in compliance with the financial covenant requiring Renin to meet certain minimum levels of specific operating results, BBX Capital could elect to make a one-time capital contribution to Renin to cure the noncompliance based on a prescribed formula in the amended and restated credit facility, and in September 2024, based on Renin's operating results for the month of August 2024, BBX Capital made a $0.5 million capital contribution to Renin to cure potential noncompliance with the operating results financial covenant under the facility. In addition, if the excess availability under the revolving line of credit decreases below $3.0 million, Renin would be required to obtain a capital contribution from BBX Capital in the amount of the deficit. However, while BBX Capital's failure to provide such capital contributions may result in events of default under the amended and restated credit facility, BBX Capital is not under any obligation to TD Bank or Renin to make such contributions to Renin. Further, under the terms of the amended and restated facility, BBX Capital no longer has pledged its ownership interests in Renin to TD Bank. Going forward, BBX Capital's management will continue to evaluate the operating results, financial condition, commitments and prospects of Renin and may determine that it will not provide additional funding or capital to Renin.

As of December 31, 2024, the amounts outstanding under the TD Bank credit facility were $11.9 million under the revolving line of credit and $0.8 million under the term loan.

Further, as of December 31, 2024, Renin had excess availability of approximately $5.3 million under the revolving line of credit based on its eligible collateral and availability under the credit facility of $2.3 million due to the minimum excess availability requirement of $3.0 million, and Renin was in compliance with all financial covenants under the credit facility. However, adverse events, including, but not limited to supply chain disruptions, loss of sales from one or more major customers, or a recession could impact its ability to remain in compliance with its financial covenants and the extent of availability under the TD Bank Credit Facility in future periods. If Renin is unable to maintain compliance with its debt covenants or obtain waivers if it is not in compliance with such covenants, Renin will no longer be able to access its revolving line of credit, may have to repay all or a portion of its borrowings under the facility prior to the scheduled maturity dates, and/or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

On February 12, 2025, Renin's TD Bank Credit Facility was further amended to remove the requirement to meet certain minimum levels of specified operating results as of December 2024, adjust the commencement date of the fixed charge coverage ratio from January 2025 to December 2024, and modify the calculation of the fixed charge coverage ratio. The amendment also required Renin to repay the remaining outstanding balance of the term loan of $0.8 million upon the execution of the amendment, and in connection with the execution of the amendment, BBX Capital contributed $0.8 million to Renin to fund the repayment.

Regions Bank Revolving Line of Credit - IT'SUGAR Credit Facility

In January 2023, IT'SUGAR entered into a credit agreement (the “IT'SUGAR Credit Facility”) with Regions Bank which provides for a revolving line of credit of up to $5.0 million that matured in June 2024.

In July 2024, the IT'SUGAR Credit Facility was amended, effective June 20, 2024, to increase the revolving line of credit from $5.0 million to $7.0 million and to extend the maturity date to June 20, 2025. Amounts outstanding under the IT'SUGAR Credit Facility bear interest at the higher of a rate equal to the Regions Bank Prime Rate minus 1.50% per annum or 0% per annum, and the facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date. The amended facility also provides for the issuance of letters of credit up to the lesser of (a) $2.0 million and (b) the amount of the total revolving commitment then in effect. While a letter of credit cannot have an expiration date later than one year from the date of issuance of such letter of credit, a letter of credit may have an expiration date after the maturity date in June 2025 subject to certain conditions. Letter of credit fees are computed and payable on a quarterly basis in arrears and are equal to two percent of the daily maximum amount available to be drawn under such letter of credit. Under the terms of the amended facility, Altman has pledged that it will maintain a minimum balance of $7.0 million of cash and cash equivalents in an investment account with Regions Bank to secure the repayment of the IT'SUGAR Credit Facility. In January and February 2025, Regions Bank issued $0.5 million of letters of credit to landlords in connection with the opening of IT'SUGAR store locations.

First Horizon Bank Revolving Line of Credit - LOCS Credit Facility

In July 2021, BBX Sweet Holdings and certain of its subsidiaries, including Las Olas Confections and Snacks, entered into a credit agreement (the “LOCS Credit Facility”) with First Horizon Bank which provided for a revolving line of credit of up to $2.5 million that was scheduled to mature in July 2023. In March 2023, the LOCS Credit Facility was amended to increase the availability under the revolving line of credit from $2.5 million to $5.0 million and to extend the maturity from July 2023 to March 2025. Amounts outstanding under the amended facility continue to bear interest at the higher of the Wall Street Journal Prime Rate plus 50 basis points or 3.0% per annum, and the amended facility requires monthly payments of interest only, with any outstanding principal and accrued interest due at the maturity date in March 2025. The LOCS Credit Facility is collateralized by a blanket lien on all of the assets of the borrowers under the facility and is guaranteed by BBX Capital. The facility contains certain financial covenants, including a minimum liquidity requirement for BBX Capital as guarantor under the facility and a requirement that the borrowers must maintain a zero balance on the facility for thirty consecutive days during each calendar year during the term of the facility. As of December 31, 2024, the Company was in compliance with all financial covenants under the LOCS Credit Facility.  In March 2025, the LOCS Credit Facility matured, and the Company contributed capital to BBX Sweet Holdings to repay the outstanding balance of the facility.

Comerica Letter of Credit Facility - Altman LOC Facility

Altman Living has a credit facility with Comerica Bank (the “Altman Living LOC Facility") pursuant to which Comerica has committed to provide letters of credit on behalf of Altman Living up to an aggregate amount of $4.0 million to fund required deposits under contracts to acquire land for future development joint ventures. The Altman Living LOC Facility requires Altman Living to pay Comerica Bank an annual fee, in advance, equal to 2% per annum of the amount of each letter of credit outstanding under the facility. The facility was scheduled to expire in April 2024; however, in March 2024, the Altman Living LOC Facility was amended to extend the expiration date to April 2026. The letters of credit under the facility expire no later than one year after issuance. Further, letters of credit may be issued or re-issued prior to the expiration date in April 2026 for periods up to one year; however, any letters of credit under the facility cannot expire later than one year after the expiration under the facility in April 2026. The Altman Living LOC Facility is guaranteed by Altman Living Guaranty and contains various financial and reporting covenants, including a minimum liquidity requirement for Altman Living Guaranty as guarantor under the facility. As of December 31, 2024, the Altman Companies had one letter of credit outstanding with an aggregate balance of $0.8 million. As of December 31, 2024, the Company was in compliance with the financial covenants under the facility.

TD Bank Construction Loan - Altis Grand Kendall Construction Loan Facility

In November 2022, the Altis Grand Kendall joint venture entered into a construction loan agreement (the "Altis Grand Kendall Construction Loan Facility") with TD Bank which provides funding for development and construction costs associated with Altis Grand Kendall up to a maximum principal amount of $75.0 million. The loan requires monthly interest payments and has an initial maturity date of all outstanding principal and interest on  November 29, 2026 but may be extended for two consecutive twelve months periods by Altis Grand Kendall provided certain conditions are met. The loan bears interest at the one-month Secured Overnight Financing Rate plus 225 basis points and is secured by the multifamily apartment community under development by the Altis Grand Kendall joint venture. The loan is subject to customary loan covenants, including a specified debt service coverage ratio, and Altman Living Guaranty has provided guarantees under the terms of the loan agreements. As of  December 31, 2024, the loan had an outstanding balance of $65.5 million, and the Altis Grand Kendall joint venture was in compliance with the loan covenants under the facility.

As described in Note 8, as of and subsequent to January 31, 2023, the Company consolidates the Altis Grand Kendall joint venture and includes the Altis Grand Kendall Construction Loan Facility in notes payable and other borrowings in its consolidated statement of financial condition.

Scheduled Minimum Principal Payments on Notes Payable and Other Borrowings

The table below sets forth the contractual minimum principal payments of the Company’s notes payable and other borrowings during each of the five years subsequent to December 31, 2024 and thereafter (in thousands):

Notes Payable and Other Borrowings
2025	$10,674
2026	78,168
2027	—
2028	—
2029	—
Thereafter	—
Total	$88,842

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon the sale of real estate assets or other assets that serve as collateral on certain debt.

14. Income Taxes

The Company’s United States and foreign components of (loss) income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
U.S.	$(56,770)	(15,703)	51,437
Foreign	(176)	(6,020)	(8,646)
Total	$(56,946)	(21,723)	42,791

The Company’s provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$303	454	12,117
State	—	—	3,630
	303	454	15,747
Deferred:
Federal	6,142	(2,407)	(251)
State	1,239	(107)	(347)
	7,381	(2,514)	(598)
Provision (benefit) for income taxes	$7,684	(2,060)	15,149

The table below sets forth a reconciliation of the difference between the provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate of 21% to income (loss) before income taxes (dollars in thousands):

	For the Years Ended December 31,
	2024		2023		2022
Income tax (benefit) provision at expected federal income tax rate (1)	$(11,959)	21.00%	(4,562)	21.00%	8,986	21.00%
Increase (decrease) resulting from:
Nondeductible executive and share-based compensation	2,260	-3.97%	2,239	-10.31%	1,451	3.39%
Increase in valuation allowance	17,448	-30.64%	1,704	-7.84%	2,048	4.79%
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	159	-0.28%	21	-0.10%	72	0.17%
Nondeductible bankruptcy costs incurred by IT'SUGAR	—	0.00%	—	0.00%	460	1.07%
Loss from partnerships	(1,167)	2.05%	—	0.00%	—	0.00%
General business tax credits	(414)	0.73%	(36)	0.17%	(25)	-0.06%
Provision (benefit) for state taxes, net of federal effect	1,239	-2.18%	(107)	0.49%	2,521	5.89%
Nondeductible gains on the consolidation of Altman Living and real estate joint ventures	—	0.00%	(1,252)	5.76%	—	0.00%
Other	118	-0.21%	(67)	0.31%	(364)	-0.85%
Provision (benefit) for income taxes	$7,684	-13.50%	(2,060)	9.48%	15,149	35.40%

(1)	Expected tax is computed based upon income (loss) before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	As of December 31,
	2024	2023	2022
Deferred federal and state tax assets:
Net operating loss carryforwards	$28,602	18,222	10,570
Book reserves for credit losses, inventory, real estate and property and equipment	1,144	1,169	1,257
Expenses recognized for books and deferred for tax	3,962	4,071	3,439
Operating lease liabilities	32,914	34,311	8,156
Investment in IT'SUGAR, LLC	—	—	458
Goodwill	73	1,111	—
Other assets	75	111	334
Total gross federal and state deferred tax assets	66,770	58,995	24,214
Less deferred tax asset valuation allowance	(32,781)	(11,412)	(9,248)
Total deferred tax assets	33,989	47,583	14,966
Deferred federal and state tax liabilities:
Tax over book depreciation	(3,772)	(6,304)	(1,735)
Investment in partnerships	(1,251)	(2,468)	(335)
Operating lease assets	(27,007)	(29,655)	(7,965)
Intangible assets	(1,568)	(1,473)	(231)
Other liabilities	(321)	(491)	(441)
Total gross deferred federal and state tax liabilities	(33,919)	(40,391)	(10,707)
Net federal and state deferred tax assets	$70	7,192	4,259

In August 2023, the Company acquired IT'SUGAR's redeemable noncontrolling interest, and IT'SUGAR became a wholly-owned subsidiary of the Company. Prior to August 2023, IT'SUGAR was a partnership, and the Company recognized a deferred tax asset on the difference between the Company's book investment in IT'SUGAR and its tax basis investment in IT'SUGAR. Subsequent to the acquisition of the redeemable noncontrolling interest in IT’SUGAR, IT’SUGAR was no longer treated as a partnership for income tax purposes and is now consolidated in the Company’s consolidated income tax return, resulting in the recognition of  IT'SUGAR deferred income tax assets and liabilities components in the above table. The recognition of IT'SUGAR's deferred income tax assets and liabilities components resulted in a $0.3 million and $0.4 million increase in the Company's additional paid in capital in the Company statement of financial condition during the year ended December 31, 2024 and 2023, respectively.

In January 2023, the Company acquired the remaining 50% interest in the Altman Companies. Subsequent to the acquisition, Altman Living is no longer treated as a partnership for income tax purposes and is consolidated in the Company’s consolidated income tax return, resulting in the recognition of Altman Living deferred income tax assets and liabilities components in the above table.

The Company’s effective income tax rate was approximately (14)%, 9%, and 35% during the years ended  December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to an increase in the deferred tax valuation allowance as the Company established a deferred tax asset valuation allowance on all of its net operating loss carryforwards (“NOLs”) and certain other deferred tax assets that are not expected to be realized from the future reversal of taxable temporary differences. As further discussed below, the Company evaluated the need for and amount of a valuation allowance for deferred tax assets by analyzing all of the positive and negative evidence available to determine whether all or a portion of the Company's deferred tax assets will be realized and concluded that only the deferred tax assets that can be realized from the future reversal of taxable temporary differences are realizable. The effective income tax rate during the year ended December 31, 2024 was also impacted by nondeductible executive and share-based compensation and state income taxes, partially offset by adjustments from the liquidation of investments in partnerships, and employment tax credits associated with IT'SUGAR.

During the year ended  December 31, 2023, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to nondeductible executive and share-based compensation and an increase in the Canadian valuation allowance, partially offset by nondeductible gains recognized on the consolidation of Altman Living and real estate joint ventures sponsored by Altman Living. With respect to the acquisition of Altman Living, $16.8 million of the $31.2 million of goodwill recognized by the Company is tax deductible goodwill.

During the year ended December 31, 2022, the provision for income taxes was different than the expected federal income tax rate of 21% primarily due to the impact of state income taxes, an increase in the Canadian valuation allowance, and nondeductible executive compensation.

The Company evaluates its deferred tax assets each period to determine if such assets will be realized and whether valuation allowances on such assets are required. The need for and amount of valuation allowances are determined based on an evaluation of all available evidence, including positive and negative evidence, using a more likely than not standard. In the evaluation, management considers expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. As of December 31, 2023, the Company evaluated such evidence, including positive evidence of its three-year cumulative ordinary income (income before income taxes plus permanent differences) of $115.6 million as of December 31, 2023, and concluded that a valuation allowance on its deferred tax assets was not required at such time. However, while there continued to be positive evidence related to the Company continuing to have three-year cumulative ordinary income of $2.7 million as of December 31, 2024, the Company considered negative evidence of a significant decline in its three-year cumulative ordinary income during 2024, the recognition of an ordinary loss of $44.9 million during the year ended December 31, 2024, and the expectation that it would be in a three-year cumulative ordinary loss position in the first half of 2025. In addition, the Company noted significant negative evidence that arose during the quarter ended December 31, 2024. In particular, IT’SUGAR generated lower than anticipated revenues during the fourth quarter of 2024, which is when IT’SUGAR’s sales are historically positively impacted by the seasonal holiday period, and as a result, recognized higher than anticipated ordinary losses in 2024 that have continued into 2025. Further, a significant source of the Company’s historical taxable income has been from the operations of Altman, including the development and sale of real estate development projects, the profitability of which is significantly dependent on interest rates and capitalization rates for real estate assets. However, while during 2024 the Company began to observe (i) a decline in 10-year treasury yields, (ii) indications of a decline in capitalization rates, and (iii) the resulting potential for an improvement in economic conditions impacting Altman’s operations, during the quarter ended December 31, 2024, the Company observed an increase in 10-year treasury yields, which often correlate with capitalization rates and may result in continued volatility in the estimated sales values of multifamily apartment communities and logistic facilities. Such volatility may have a negative impact on the timing and expected profitability of Altman’s existing development projects and increases uncertainty related to the timing and amount of potential taxable income that may be generated from such projects. In addition, the increase in the 10-year treasury yields and potential impact on capitalization rates has had a further negative impact on Altman Living’s ability to commence new development projects, which has resulted in lower development management fees, higher than anticipated losses related to Altman’s development operations, and the expectation of a longer than anticipated period for Altman Living’s operations to stabilize. The Company also considered additional negative evidence, including uncertainty of the current economic environment, including inflationary pressures and the effect of the implementation of higher tariffs on the Company's businesses, and that the anticipated reversals of existing taxable temporary differences will not be a source of taxable income for the realization of NOLs.

Based on the Company’s evaluation of the above factors, as of December 31, 2024, the Company concluded that only the deferred tax assets that can be realized from the future reversal of taxable temporary differences are realizable and established a valuation allowance for its remaining deferred tax assets of $32.8 million, which included $26.5 million related to federal and state net operating loss carryforwards (“NOL carryforwards”) and $6.3 million related to Canadian NOL carryforwards and other temporary differences. The change in the valuation allowance of $21.4 million was primarily from establishing a deferred tax asset valuation allowance on Non-SRLY federal and state net operating loss carryforwards and certain other deferred tax assets that will not be realized from the future reversal of taxable temporary differences.

As of December 31, 2024, the Company had $62.7 million Non-SRLY federal NOL carryforwards that can be used against future taxable income that do not expire and $63.9 million of state NOL carryforwards that can be used against future state taxable income that expire in the year 2038-2045, except for Florida NOLs that do not expire. A full valuation allowance was established for these NOL carryforwards.

As of December 31, 2024, the Company had federal and Florida NOL carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the taxable income of the Company and its subsidiaries. As such, a full valuation allowance has been established for these NOL carryforwards. In addition, the Company’s Canadian operations have had cumulative taxable losses in recent years, and as a result, a full valuation allowance has been applied to these NOL carryforwards as of December 31, 2024 and 2023. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward. Federal and Florida NOLs subject to the SRLY Limitations expire in the years 2026-2034, and the Canadian NOLs expire in the years 2033-2042.

The Company recognizes liabilities for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has not identified any uncertain tax positions as of December 31, 2024.

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

15. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Revenue recognized at a point in time
Trade sales - wholesale	$102,943	118,449	149,129
Trade sales - retail	123,217	131,987	130,996
Sales of real estate inventory	2,322	12,912	27,794
Total revenue recognized at a point in time	228,482	263,348	307,919
Revenue recognized over time
Revenue from construction contracts	59,935	114,187	—
Real estate development management fees	4,454	7,586	—
Real estate property management fees	4,468	3,600	—
Lease income	675	202	206
Total revenue recognized over time	69,532	125,575	206
Total revenue from customers	298,014	388,923	308,125
Interest income	7,217	9,180	5,993
Net gains on sales of real estate assets	1,487	2,210	24,289
Other revenue	544	944	3,638
Total revenues	$307,262	401,257	342,045

As of December 31, 2024, the Company had approximately $32.9 million of estimated revenue expected to be recognized during the year ended December 31, 2025, related to performance obligations on construction contracts that are partially unsatisfied.

Lease income, net represents income from operating leases from customers of the Altis Grand Kendall joint venture which is consolidated in the Company's consolidated financial statements. Substantially all of the operating leases have terms of twelve months, and lease income is net of discounts and concessions.

As of December 31, 2024, Altis Grand Kendall is the lessor of various residential leases with expiration dates through 2026. The estimated minimum future lease payments to be received are as follows (in thousands):

Future Lease Payments
2025	$2,724
2026	782
Total	$3,506

The table below sets forth information about the Company's contract assets and contract liabilities associated with contracts with customers:

	As of
	December 31,	December 31,	December 31,
Contract Assets	2024	2023	2022
Contingent purchase price receivable	$430	10,044	16,918
Cost and estimated earnings in excess of billings on uncompleted contracts (1)	1,896	1,031	—
Retainage receivable (1)	2,911	14,651	—
Uninstalled materials and deposits to purchase materials (1)	2,430	5,073	—
Other	255	—	—
Total contract assets	$7,922	30,799	16,918
Contract Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts (1)	$3,594	10,733	—
Retainage payable (1)	9,633	16,859	—
Contingent purchase price due to homebuilders	—	625	625
Other	421	424	236
Total contract liabilities	$13,648	28,641	861

(1) The change in the contract assets and contract liabilities balances as of December 31, 2024 compared to December 31, 2023 is due to no new contracts executed for the construction of multifamily apartment communities during the year ended December 31, 2024, and the completion of existing contracts. The change in the contract assets and contract liabilities balances as of December 31, 2023 compared to December 31, 2022 was due to the January 31, 2023 acquisition of Altman Living, as further described in Note 3.

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

Cost and estimated earnings in excess of billings on uncompleted construction or development contracts, which are associated with Altman Living and Altman Logistics, represent revenues recognized in excess of amounts billed to customers. The amount represents work performed and not yet billed to the customer in accordance with the terms of the contract with the customer. The amount reverses when the customer is billed, which is generally on a monthly basis.

Retainage receivable is an amount, generally ten percent of the customer billings, withheld by the customer and paid to the Company when certain milestones are reached or when the contract is completed. Altman estimates that the $2.9 million retainage receivable as of December 31, 2024 will be received during the year ended December 31, 2025.

Uninstalled materials and deposits to purchase materials represent funds received from the customer to purchase materials for the project or to provide deposits for items that range from lumber and other construction materials to appliances and fixtures.

Contract Liabilities

Billings in excess of costs and estimated earnings on uncompleted contracts, which are associated with Altman Living, which was acquired in January 2023, represent the Company's obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which the contract receivable is outstanding. The amounts are reversed when the work is performed by Altman. The billings in excess of costs and estimated earnings as of  December 31, 2023 of $10.7 million was recognized in revenue during the year ended  December 31, 2024

Retainage Payable

Retainage payable represents amounts withheld by the Company that are payable to subcontractors when certain milestones are reached or when the contract is completed.

Contingent Purchase Price due to Homebuilders

The contingent purchase price due to homebuilders was variable consideration recognized in connection with the sale of real estate inventory at the Beacon Lake Community Development to a homebuilder. The amount was reversed when Altman paid the homebuilder.

Concentration of Revenues with Major Customers

During the year ended December 31, 2024, Renin’s total revenues included $61.7 million of trade sales to three major customers and their affiliates and $38.8 million of revenues generated from outside the United States. Revenues from one customer of Renin represented $18.3 million, $21.3 million, and $49.6 million, of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, which represented 5.9%, 5.3% and 14.5% of the Company’s total revenues for the respective periods. Revenue from a second customer of Renin represented $28.4 million, $32.3 million and $37.9 million of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, which represented 9.2%, 8.0% and 11.1% of the Company’s total revenues during the respective periods. Revenue from a third customer of Renin represented $15.1 million, $17.2 million and $19.6 million, of the Company’s total revenues for the years ended December 31, 2024, 2023, and 2022, respectively, which represented 4.9%, 4.3 % and 5.7% of the Company's total revenues for the respective periods.

During the years ended December 31, 2024, 2023 and 2022 the Company generated $40.8 million, $44.0 million and $48.5 million, respectively, of revenues from Canada.

During the year ended December 31, 2024, twelve real estate development projects in which the Company holds investments accounted for as unconsolidated VIEs accounted for approximately 21.0%, of the Company's total revenues. During the year ended  December 31, 2023, six of such investments accounted for approximately 30.3%, of the Company’s total revenues.

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

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of December 31, 2024.

Other Commitments, Contingencies, and Guarantees

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

●	BBX Capital is a guarantor on a lease agreement executed by Renin which expires November 2029 with respect to base rents of $5.5 million, as well as common area costs, under the lease.
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

●	As described in Note 8, Altman Living Guaranty is a consolidated VIE which provides repayment guarantees and construction completion guarantees related to the third party construction loans payable by real estate joint ventures formed by Altman Living. The repayment guarantees relate to a specified percentage of the principal balance of the construction loans and generally expire once the applicable multifamily apartment community has stabilized, while the construction completion guarantees extend over the term of the construction period, which is generally two years. The maximum amount of future payments that Altman Living Guaranty could be required to make under the repayment guarantees is $79.4 million on aggregate joint venture indebtedness of $322.7 million. Altman Living Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a multifamily apartment community. As of December 31, 2024, Altman Living Guaranty has $10.0 million in cash and cash equivalents, and such amounts are classified as restricted cash in the Company's statement of financial condition as of December 31, 2024, as Altman Living Guaranty must maintain such amounts under the terms of the applicable construction loans payable by the real estate joint ventures. As of the Acquisition Date and December 31, 2024, the Company has not recognized liabilities in its statements of financial condition for the repayment guarantees as the Company believes that the estimated fair values of these guarantees are nominal at the current time based on various factors, including the collateral value securing the loans, the status of the applicable development projects, current expectations regarding the probability of payments being made pursuant to such guarantees, and the prior history of payments made on repayments guarantees issued by Altman Living Guaranty or affiliates of Altman Living that previously provided such guarantees. In addition, in the context of the Company’s consolidated financial statements, which include the financial statements of Altman Living, the managing member of development joint ventures originated by Altman Living and Altman Living Guaranty, the construction completion guarantees reflect guarantees of Altman Living's own performance as the developer of such communities.
●	Altman Logistics established Altman Logistics Guaranty in 2023 to provide repayment, construction completion, and cost overrun guarantees related to the third party construction loans expected to be obtained by real estate joint ventures sponsored by Altman Logistics, as well as construction completion and cost overrun guarantees to the applicable real estate joint ventures. Altman Logistics has contributed $10.0 million of cash equivalents to Altman Logistics Guaranty, and this amount is included in restricted cash in the Company’s consolidated statement of financial condition as of December 31, 2024. Altman Logistics Guaranty issued guarantees to a third party lender in April 2024 in connection with the Apex Logistics Park at Delray joint venture closing on debt financing for the first phase of its development project, including a repayment guarantee, and the maximum amount of future payments that Altman Logistics Guaranty could be required to make under the repayment guarantee is $31.3 million on aggregate joint venture indebtedness of $31.3 million. Altman Logistics Guaranty would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a warehouse and logistics facility. Subsequent to December 31, 2024, Altman Logistics Guaranty provided construction completion and cost overrun guarantees on construction loans obtained by joint ventures sponsored by Altman Logistics, including Apex Logistics at Lakeland, Apex Logistics Park at Davie, and Apex Logistics at Parsippany, and the maximum amount of future payments that Altman Logistics Guaranty could be required to make under its repayment guarantees related to these loans is $17.5 million on aggregate joint venture indebtedness of $69.9 million. Altman was not required to fund additional capital to Altman Logistics Guaranty, but the existing balance of $10.0 million held by Altman Living Guaranty as of December 31, 2024 is required to be maintained by pursuant to the terms of these construction loans. As of December 31, 2024, the Company had not recognized a liability in its statements of financial condition for the repayment or cost overrun guarantees related to the Apex Logistics Park at Delray joint venture’s indebtedness as the Company believes that the estimated fair value of the guaranty is nominal at the current time based on various factors, including the collateral value securing the loan, the status of the applicable development project, current expectations regarding the probability of payments being made pursuant to such guarantee, and the prior history of payments made on repayments guarantees issued by the Company, including Altman Living Guaranty and affiliates of Altman Living that previously provided such guarantees. In the context of the Company’s consolidated financial statements, which include the financial statements of Altman Logistics, the managing member of the joint ventures, and Altman Logistics Guaranty, the construction completion and cost overrun guarantees reflect guarantees of Altman Logistics’ own performance as the developer and managing member of the joint ventures.

17. Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The sponsorship of three of the BBX Capital Corporation Employee Retirement Plans under Internal Revenue Code Section 401(k) was transferred to the Company on September 30, 2020 in connection with the spin-off, and Altman Living maintains a separate Code Section 401(k) plan. Although there are variations in the eligibility requirements and match amounts under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2024, an eligible employee under the plans is entitled to contribute up to $23,000, while an eligible employee over 50 years of age was entitled to contribute up to $30,500. The Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vest immediately. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses of approximately $1.0 million, $1.0 million and $0.5 million for contributions to its 401(k) plans, respectively.

18. Common Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize BBX Capital to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of BBX Capital’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases below 360,000 shares but is greater than 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases below 280,000 shares but is greater than 100,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 73% and 27%, respectively, at December 31, 2024.

Tender Offers

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

The timing, price, and number of shares which may be repurchased under the program in the future will be based on market conditions, applicable securities laws, and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The share repurchase program does not obligate the Company to repurchase any specific amount of shares and may be suspended, modified, or terminated at any time without prior notice. During the year ended December 31, 2022, the Company repurchased 115,782 shares of its Class A Common Stock for approximately $1.1 million, under this share repurchase program at an average cost of $9.27 per share, including fees and expenses. During the year ended December 31, 2024, the Company repurchased and retired 500,000 shares of its Class A Common Stock for approximately $4.4 million at a cost of $8.75 per share under the share repurchase program in a privately negotiated transaction. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2023. As of December 31, 2024, BBX Capital had authority under the share repurchase program to purchase an additional $9.6 million of shares of its Class A and Class B Common Stock.

BBX Capital 2021 Incentive Plan

In May 2021, BBX Capital’s shareholders approved the BBX Capital 2021 Incentive Plan (the “2021 Plan”) which allows for the issuance of restricted stock awards of the Company’s Class A Common Stock and Class B Common Stock, the grant of options to purchase shares of the Company’s Class A Common Stock and Class B Common Stock, and the grant of performance-based cash awards. The 2021 Plan, as subsequently amended, permits the issuance of awards for up to 1,700,000 shares of the Company’s Class A Common Stock and up to 300,000 shares of the Company’s Class B Common Stock.

On January 18, 2022, the Compensation Committee of BBX Capital’s board of directors granted awards of 571,523 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive and non-executive officers and 205,029 restricted shares of BBX Capital’s Class B Common Stock to an executive officer of the Company under the 2021 Plan. The aggregate grant date fair value of the January 2022 awards was $8.0 million (a weighted average per share fair value of $10.34), and the shares vested ratably in annual installments of approximately 258,850 shares over three periods beginning on October 1, 2022.

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

On October 1, 2023, 328,141 restricted shares of Class A Common Stock and 68,343 restricted shares of Class B Common Stock vested at a fair value of $2.4 million and $0.5 million, respectively, based on the fair value of BBX Capital’s Class A Common Stock as of September 30, 2023 of $7.20 per share. In October 2023, award recipients surrendered a total of 181,246 shares of Class A Common Stock to BBX Capital to satisfy a tax withholding obligation of $1.1 million associated with the vesting. The Company retired the surrendered shares.

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

As of December 31, 2024, BBX Capital had 411,800 and 0 of unvested restricted shares of Class A Common Stock and Class B Common Stock outstanding. The weighted average remaining service period for the outstanding unvested restricted stock awards was 17 months at December 31, 2024. The unrecognized compensation expense for the outstanding unvested restricted stock awards at December 31, 2024 was $3.1 million. There were 304,746 and 94,971 shares of Class A Common Stock and Class B Common Stock available to be issued under the 2021 Plan as of December 31, 2024.

19. Noncontrolling Interests and Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest

Altman Living Guaranty

The Company’s consolidated statements of financial condition included a redeemable noncontrolling interest of $5.0 million as of December 31, 2024 and 2023, related to a redeemable noncontrolling interest owned by Mr. Altman in Altman Living Guaranty. Altman and Mr. Altman each own 50% of Altman Living Guaranty, and Mr. Altman’s noncontrolling interest may be redeemed for cash upon contingent events outside of the Company’s control.

IT’SUGAR

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

In August 2023, the Company acquired the executive officer’s Class B Units in IT’SUGAR for a net purchase price of $4.7 million, and IT’SUGAR became a wholly-owned subsidiary of the Company. Pursuant to the terms of the agreement between the Company and the executive officer, the Company paid $3.3 million of cash consideration to the executive officer upon the acquisition of the noncontrolling interest, paid $0.8 million of cash consideration in August 2024 and will pay the remaining amount in cash in July 2025. The Company accounted for the acquisition of the noncontrolling interest in IT'SUGAR as an equity transaction and recognized a liability in the Company’s statements of financial condition for the remaining purchase consideration due to the executive officer. In addition, as of and subsequent to the acquisition of the noncontrolling interest in IT’SUGAR, IT’SUGAR is no longer treated as a partnership for income tax purposes and is now consolidated in the Company’s consolidated income tax return. In June 2023, the Company also recognized $0.8 million of accrued expenses related to amounts that will be paid to the executive officer over a period of 15 months pursuant to his employment agreement with the Company.

Other Noncontrolling Interests

The Company's other noncontrolling interests consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Consolidated real estate VIEs	$57,934	54,707
AMC	76	138
Restaurant (2)	—	123
Total other noncontrolling interests	$58,010	54,968

Income/(Loss) Attributable to Noncontrolling Interests

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
IT'SUGAR	$—	(64)	20
Altman Living Guaranty	253	220	—
Consolidated real estate VIEs	(1,540)	841	(51)
AMC	530	84	—
IT'SUGAR FL II, LLC (1)	—	—	(461)
Restaurant (2)	23	54	114
Net (loss) income attributable to noncontrolling interests	$(734)	1,135	(378)

(1) IT’SUGAR FL II, LLC operates IT’SUGAR’s retail location in Hawaii and was a VIE through  December 2022. IT'SUGAR acquired the noncontrolling interests in IT’SUGAR FL II, LLC, and it became a wholly owned subsidiary of IT'SUGAR as of December 31, 2022.

(2)  The Company sold its interest in the restaurant in December 2024.

20. Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Basic (loss) earnings per common share
Numerator:
Net (loss) income	$(64,630)	(19,663)	27,642
Net loss (income) attributable to noncontrolling interests	734	(1,135)	378
Net (loss) income available to shareholders	$(63,896)	(20,798)	28,020
Denominator:
Weighted average number of common shares outstanding	13,671	14,411	15,471
Basic (loss) earnings per share	$(4.67)	(1.44)	1.81
Diluted (loss) earnings per share
Numerator:
Net (loss) income available to shareholders	(63,896)	(20,798)	28,020
Allocation of income to options on noncontrolling interests in real estate joint ventures	—	(103)	—
Diluted net (loss) income available to shareholders	$(63,896)	$(20,901)	$28,020
Denominator:
Basic weighted average number of common shares outstanding	13,671	14,411	15,471
Effect of dilutive restricted stock awards	—	—	37
Diluted weighted average number of common shares outstanding	13,671	14,411	15,508
Diluted (loss) earnings per share	$(4.67)	(1.44)	1.81

During the year ended December 31, 2024 and 2023, 411,800 and 534,132, respectively, of outstanding unvested restricted stock awards were anti-dilutive and not included in the computation of diluted earnings per share. During the year ended December 31, 2022, there were no anti-dilutive restricted stock awards.

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2024 and 2023 except for securities available for sale as further described in Note 4.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2024	2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$87,698	87,698	87,698	—	—
Restricted cash	29,389	29,389	29,389	—	—
Securities available for sale	829	829	—	829	—
Certificate of deposit	5,143	5,143	—	5,143	—
Interest rate caps	484	484	—	484	—
Financial liabilities:
Notes payable and other borrowings	88,822	88,771	—	—	88,771

			Fair Value Measurements Using
			Quoted Prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2023	2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,277	90,277	90,277	—	—
Restricted cash	21,307	21,307	21,307	—	—
Securities available for sale	44,576	44,576	43,751	825	—
Note receivable from BVH	35,000	35,000	—	—	35,000
Interest rate caps	697	697	—	697	—
Financial liabilities:
Notes payable and other borrowings	60,805	60,771	—	—	60,771

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

The estimated fair values of the Company’s securities available for sale and certificate of deposit were measured using the market approach with Level 2 inputs and the market approach with Level 1 inputs for treasury securities.

The estimated fair value of the Company’s note receivable from BVH was measured using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate as impacted by the repayment in full of the note in January 2024.

The estimated fair value of the Company's certificate of deposit was measured using the market approach with Level 2 inputs based on similar financial instruments.

The fair values of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above as of December 31, 2023, were measured using the market approach with Level 3 inputs based on estimated market prices of similar financial instruments.

The fair values of the Company’s notes payable and other borrowings (other than the Company's Community Development Bonds) were measured using the income approach with Level 3 inputs by discounting the forecasted cash flows based on estimated market rates.

The fair value of an interest rate cap derivative is included in other assets in the Company's statement of financial condition as of December 31, 2024 and 2023. The Altis Grand Kendall real estate joint venture entered into an interest rate cap contract in order to mitigate the impact of rising interest costs on its variable rate construction loan. The interest rate cap derivative was measured using the market approach with Level 2 inputs based on estimated market prices of similar instruments.

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

22. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President, and Seth M. Wise, the Company’s Executive Vice President. Together, they may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 84% of BBX Capital’s total voting power. Mr. Alan B. Levan previously also served as the Chairman, Chief Executive Officer, and President of BVH, Mr. Abdo previously also served as Vice Chairman of BVH, Mr. Jarett Levan and Mr. Seth M. Wise also previously served as directors of BVH. On January 17, 2024, BVH was acquired by Hilton Grand Vacations Inc. (“HGV”). The Transition Services Agreement between BBX Capital and BVH entered into in connection with the spin-off of the Company and BVH in 2022 was terminated upon consummation of the acquisition, and Mr. Alan Leven, Mr. Abdo, Mr. Jarett Levan and Mr. Wise resigned as Directors and officers of BVH and its subsidiaries.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.4 million, $1.8 million, and $2.0 million, respectively, of income for providing office space, risk management, and management advisory services to BVH. The amounts paid or reimbursed are an allocation of the actual cost of providing the services or space. The amounts paid or reimbursed are based on an allocation of the actual cost of providing the services or space pursuant to the now terminated Transition Services Agreement. The amount receivable from BVH under the now terminated Transition Services Agreement was $0 and $0.3 million as of December 31, 2024 and 2023, respectively.

The Company provides management services to Altman Living for which the Company recognized $0.3 million net of services provided to the Company by Altman Living for the year ended December 31, 2022 in return for such services. The Company began providing office space to Altman Living in June 2022 and accrued $210,000 of amounts due from Altman Living related to such space for the year ended December 31, 2022. Subsequent to January 31, 2023, the fees for these services were eliminated in consolidation.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and other affiliated entities, including entities in which Mr. Altman holds investments. Property management and development management fees included in the Company's consolidated statements of operations and comprehensive (loss) income from these affiliates during the years ended December 31, 2024 and 2023 were $5.6 million and $11.2 million, respectively. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $59.9 million and $114.2 million of revenue for these services during the years ended December 31, 2024 and 2023, respectively. Included in the Company's statements of financial condition as of December 31, 2024 and 2023 was $3.8 million, $7.2 million, and $13.2 million, respectively, and $13.5 million, $20.8 million and $28.6 million, respectively, of construction contract receivables, contract assets and contract liabilities related to the performance of the above mentioned services to such affiliated entities.

During the years ended December 31, 2024, 2023 and 2022, the Company paid Abdo Companies, Inc. approximately $177,000, $179,000 and $175,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc. During the year ended December 31, 2024, the Company provided Mr. Abdo certain administrative services for which Mr. Abdo reimbursed the Company, at cost, $90,000, for such services.

During the year ended December 31, 2024, the Company provided Mr. Alan B. Levan certain administrative services, and Mr. Alan Levan reimbursed the Company, at cost, $115,000, for such services.

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

Altman Living and Altman Logistics have each established a program that provides loans to certain employees to invest in the managing members of real estate joint ventures sponsored by Altman Living or Altman Logistics, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, and employees must be employed by Altman Living or Altman Logistics, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects. Membership interests in the managing members of real estate joint ventures to employees that are funded by loans provided by Altman Living or Altman Logistics that are non-recourse either in whole or in part, are treated as equity options for accounting purposes. The Company recognizes the fair value of the arrangements at the grant date as compensation expense on a straight-line basis over the estimated service period, including the implied service period related to the applicable milestones. The compensation expense for these awards was $0.9 million and $1.1 million, for the years ended December 31, 2024 and 2023, respectively, and the unrecognized compensation expense related to these awards was $2.0 million and $1.5 million, respectively.

Upon the consummation of the spin-off, all agreements with BVH were terminated and replaced with a Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement.

The Transition Services Agreement, which was effective as of September 30, 2020, generally set out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services to be provided to one another after the spin-off. The Transition Services Agreement established a baseline charge for certain categories or components of services to be provided, which were at cost unless the parties mutually agreed to a different charge. The Transition Services Agreement was terminated upon the acquisition of BVH by HGV on January 17, 2024.

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

As further described in Note 1, in connection with the spin-off, BVH also issued a $75.0 million note payable to BBX Capital that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. All outstanding amounts under the note were to become due and payable on September 30, 2025 or earlier upon certain other events. In  December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. The $0.9 million discount is included as a reduction to interest income in the Company's statement of operations and comprehensive (loss) income for the year ended December 31, 2023. As a result of the repayments, the outstanding balance of the note was further reduced to $35.0 million. Included in interest income in the Company’s consolidated statement of operations and comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $2.4 million and $3.0 million, respectively, relating to accrued interest on the note receivable from BVH. As described above, on January 17, 2024, BVH was acquired by HGV, and the $35.0 million outstanding balance of the note payable owed to the Company was paid in full.

23. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system or regulatory environment. BBX Capital’s Chief Executive Officer and President is the CODM. The CODM uses income or loss before income taxes to assess the performance and allocate resources to each segment. The CODM takes into consideration the segment performance when allocating bonuses and incentive compensation to segment officers and in determining the capital expenditures that are allocated to each segment as well as improvements in the segment’s performance as compared to prior periods and the annual budget. The CODM also uses income or loss before income taxes in order to determine plans for future expansion of the businesses that make up the reportable segment or in downsizing the businesses in the reportable segment in order to improve income before income taxes.

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

In the segment information for the years ended December 31, 2024, 2023, and 2022, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. In December 2024, the Company sold its interest in the restaurant and recognized a $1.4 million gain. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest income on the note receivable from BVH, and elimination adjustments related to transactions between consolidated subsidiaries that are required to be eliminated in consolidation.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2024 (in thousands):

	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	128,664	90,970	6,537	(11)	226,160
Sales of real estate inventory	2,322	—	—	—	—	2,322
Revenue from construction contracts	59,935	—	—	—	—	59,935
Real estate development and property management fees	8,922	—	—	—	—	8,922
Interest income	6,793	—	—	—	424	7,217
Net gains on sales of real estate assets	1,487	—	—	—	—	1,487
Lease income	675	—	—	—	—	675
Other revenue	50	119	—	1,190	(815)	544
Total revenues	80,184	128,783	90,970	7,727	(402)	307,262
Costs and expenses:
Cost of trade sales	—	82,756	77,922	2,127	(11)	162,794
Cost of real estate inventory sold	(386)	—	—	—	—	(386)
Cost of revenue from construction contracts	64,663	—	—	—	—	64,663
Interest expense	592	2,279	2,391	5	(2,131)	3,136
Recoveries from loan losses, net	(1,633)	—	—	—	—	(1,633)
Impairment losses	697	4,667	—	—	—	5,364
Selling, general and administrative expenses	28,225	61,848	13,490	7,535	24,612	135,710
Total costs and expenses	92,158	151,550	93,803	9,667	22,470	369,648
Equity in net earnings of unconsolidated real estate joint ventures	756	—	—	—	—	756
Other income (expense)	542	677	(65)	19	1,571	2,744
Foreign exchange gain	—	9	1,931	—	—	1,940
Loss before income taxes	$(10,676)	(22,081)	(967)	(1,921)	(21,301)	(56,946)

Other segment disclosures
Total assets	$353,650	164,315	71,601	352	13,096	603,014
Expenditures for property and equipment	$494	6,291	407	8	15	7,215
Depreciation, amortization and accretion	$(377)	7,943	3,237	145	414	11,362
Debt accretion and amortization	$5	—	92	—	—	97
Cash and cash equivalents	$61,528	2,639	452	129	22,950	87,698
Real estate equity method investments	$67,025	—	—	—	—	67,025
Goodwill	$31,233	14,274	4,140	—	—	49,647
Notes payable and other borrowings	$66,268	28,649	12,723	—	(18,818)	88,822

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2023 (in thousands):

	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	141,328	101,073	8,062	(27)	250,436
Sales of real estate inventory	12,912	—	—	—	—	12,912
Revenue from construction contracts	114,187	—	—	—	—	114,187
Real estate development and property management fees	11,186	—	—	—	—	11,186
Interest income	8,017	—	—	—	1,163	9,180
Net gains on sales of real estate assets	2,210	—	—	—	—	2,210
Lease income	202	—	—	—	—	202
Other revenue	1	2	—	1,630	(689)	944
Total revenues	148,715	141,330	101,073	9,692	447	401,257
Costs and expenses:
Cost of trade sales	—	91,026	91,145	2,623	(27)	184,767
Cost of real estate inventory sold	3,071	—	—	—	—	3,071
Cost of revenue from construction contracts	122,360	—	—	—	—	122,360
Interest expense	104	1,564	4,596	4	(3,126)	3,142
Recoveries from loan losses, net	(3,594)	—	—	—	—	(3,594)
Impairment losses	—	615	—	—	—	615
Selling, general and administrative expenses	25,279	60,144	15,038	7,878	27,774	136,113
Total significant costs and expenses	147,220	153,349	110,779	10,505	24,621	446,474
Equity in net earnings of unconsolidated real estate joint ventures	4,219	—	—	—	—	4,219
Gain on the consolidation of Altman Living	3,746	—	—	—	—	3,746
Gain on the consolidation of investment in real estate joint ventures	12,017	—	—	—	—	12,017
Other income (expense)	923	333	(5)	2,272	504	4,027
Foreign exchange loss	—	(20)	(495)	—	—	(515)
Income (loss) before income taxes	$22,400	(11,706)	(10,206)	1,459	(23,670)	(21,723)

Other segment disclosures
Total assets	$354,815	173,190	84,483	6,079	55,675	674,242
Expenditures for property and equipment	$59	13,519	1,331	167	25	15,101
Depreciation, amortization and accretion	$(2,111)	7,953	3,484	172	1,350	10,848
Debt accretion and amortization	$80	37	59	—	—	176
Cash and cash equivalents	$66,383	3,934	1,966	1,839	16,155	90,277
Real estate equity method investments	$44,076	—	—	—	—	44,076
Goodwill	$31,233	14,274	4,140	—	—	49,647

The table below sets forth the Company’s segment information as of and for the year ended  December 31, 2022 (in thousands):

	Altman	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Trade sales	$—	139,718	131,951	8,470	(14)	280,125
Sales of real estate inventory	27,794	—	—	—	—	27,794
Interest income	3,617	—	—	—	2,376	5,993
Net gains on sales of real estate assets	24,289	—	—	—	—	24,289
Lease income	206	—	—	—	—	206
Other revenue	1,629	—	—	2,572	(563)	3,638
Total revenues	57,535	139,718	131,951	11,042	1,799	342,045
Costs and expenses:
Cost of trade sales	—	83,307	127,623	2,805	(14)	213,721
Cost of real estate inventory sold	11,463	—	—	—	—	11,463
Interest expense	—	1,015	3,588	2	(2,206)	2,399
Recoveries from loan losses, net	(4,835)	—	—	—	—	(4,835)
Impairment losses	311	238	—	—	—	549
Selling, general and administrative expenses	13,772	55,617	17,077	7,224	22,525	116,215
Total significant costs and expenses	20,711	140,177	148,288	10,031	20,305	339,512
Equity in net earnings of unconsolidated real estate joint ventures	38,414	—	—	—	—	38,414
Other (expense) income	(7)	718	(57)	4	306	964
Foreign exchange (loss) gain	—	(70)	950	—	—	880
Income (loss) before income taxes	$75,231	189	(15,444)	1,015	(18,200)	42,791

Other segment disclosures
Total assets	$225,786	161,337	102,601	7,134	65,983	562,841
Expenditures for property and equipment	$—	11,383	1,653	110	1,593	14,739
Depreciation, amortization and accretion	$(271)	6,629	3,344	140	371	10,213
Debt accretion and amortization	$261	61	128	—	—	450
Cash and cash equivalents	$107,069	7,246	1,060	2,643	9,563	127,581
Real estate equity method investments	$49,415	—	—	—	—	49,415
Goodwill	$—	14,274	4,140	—	—	18,414
Notes payable and other borrowings	$1,946	18,150	47,838	9	(29,400)	38,543

24. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, there were no other subsequent events other than as noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2024, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment and Restatement of TD Bank Credit Facility

As described in further detail in Item 8 - Note 13 to this Annual Report, in March 2024, Renin Canada Corp. and Renin US LLC, each of which is a wholly-owned subsidiary of Renin Holdings, LLC (“Renin”), a wholly-owned subsidiary of BBX Capital, Inc. (“BBX Capital” or the "Company"), amended and restated in its entirety its credit agreement (the “TD Bank Credit Facility”) with The Toronto-Dominion Bank (“TD Bank”), which included a term loan and a revolving line of credit. On February 12, 2025, Renin's TD Bank Credit Facility was amended to remove the requirement to meet certain minimum levels of specified operating results as of December 2024, adjust the commencement date of the fixed charge coverage ratio from January 2025 to December 2024, and modify the calculation of the fixed charge coverage ratio. The amendment also required Renin to repay the remaining outstanding balance of the term loan of $0.8 million upon the execution of the amendment, and in connection with the execution of the amendment, BBX Capital contributed $0.8 million to Renin to fund the repayment.

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

The foregoing description of the amendment to the TD Bank Credit Facility is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the amendment to the TD Bank Credit Facility, a copy of which is attached in Item 15 as Exhibit 10.8 to this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names of the Company's executive officers and directors, and their respective positions with the Company.

Name	Position
Alan B. Levan	Chairman
John E. Abdo	Vice Chairman
Jarett S. Levan	Chief Executive Officer, President and Director
Seth M. Wise	Executive Vice President and Director; President, The Altman Companies; Chief Executive Officer, Altman Living
Brett Sheppard	Chief Financial Officer
Marica Barry-Smith	Director
Norman H. Becker	Director
Andrew R. Cagnetta, Jr.	Director
Steven M. Coldren	Director
Gregory A. Haile	Director
Willis N. Holcombe	Director
Anthony P. Segreto	Director
Neil Sterling	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his or her principal occupation or employment for at least the previous five years and, with respect to each director, his or her specific experience, qualifications, attributes and/or skills which, in the opinion of the Company's Board of Directors, qualifies him or her to serve as a director and are likely to enhance the Board's ability to manage and direct the Company's business and affairs.

ALAN B. LEVAN                                          Director since 2020

Mr. Alan Levan, age 80, was appointed Chairman of the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020. Mr. Alan Levan was Chairman and Chief Executive Officer of BVH and Bluegreen Vacations Corporation (“Bluegreen”) until BVH’s acquisition by HGV in January 2024. From 1994 until December 2015, Mr. Alan Levan was also Chairman and Chief Executive Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), which merged with and into a wholly owned subsidiary of BVH in December 2016 (the “BVH Merger”). In addition, Mr. Alan Levan served as Chairman of BankAtlantic from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). The Company’s Board of Directors believes that Mr. Alan Levan is a strong operating executive and that his proven leadership skills enhance the Company and its Board of Directors. The Board also believes that Mr. Alan Levan, as Chairman, provides the Company’s Board of Directors with critical insight regarding the Company’s business and prospects. Mr. Alan Levan is the father of Jarett S. Levan, who is the Chief Executive Officer, President, and a director of the Company.

JOHN E. ABDO                                              Director since 2020

John E. Abdo, age 81, was appointed Vice Chairman of the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020. Mr. Abdo served as Vice Chairman of BVH from 1993, and Vice Chairman of Bluegreen from 2002, until January 2024 when BVH was acquired by HGV. Mr. Abdo served as Vice Chairman of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) until the completion of the BVH Merger in December 2016 and as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is also President of Abdo Companies, Inc., a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and the former President, and a current member of the Investment Committee and Finance Committee, of the Broward Performing Arts Foundation. Mr. Abdo also served as a director of Benihana until August 2012, including serving as Vice Chairman of the Board of Benihana from 2009 through August 2012. The Company’s Board of Directors believes that it benefits from Mr. Abdo’s contributions, including those relating to his extensive experience as part of the Florida business community and his knowledge of the Company’s business and affairs. The Company’s Board of Directors also believes that Mr. Abdo’s real estate background enables him to provide additional knowledge and perspective to the Board.

JARETT S. LEVAN                                          Director since 2020

Jarett S. Levan, age 51, was appointed Chief Executive Officer and President of the Company and as a director of the Company in connection with the Company’s spin-off from BVH during September 2020. Mr. Jarett Levan was appointed Chief Executive Officer of IT’SUGAR, LLC in August 2023. Mr. Jarett Levan was also a director of BVH from 2009, and a director of Bluegreen from 2017, until HGV’s acquisition of BVH in January 2024, and he was President of BVH prior to its spin-off of the Company in September 2020. He was a director of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) from 1999 until the completion of the BVH Merger in December 2016. Further, Mr. Jarett Levan was the President of BankAtlantic from 2005 to 2007 and was the Chief Executive Officer of BankAtlantic from January 2007 until July 2012 when BankAtlantic was sold to BB&T. Mr. Jarett Levan also serves as a director of Business for the Arts of Broward, the Broward Center for the Performing Arts, the Greater Fort Lauderdale Alliance, the Broward Workshop, and the Ambassadors Board of Nova Southeastern University. The Company’s Board of Directors believes that Mr. Jarett Levan’s operating and management experience, and his knowledge of the Company’s business, allow him to provide insight to the Board with respect to the Company’s business, affairs and prospects. Mr. Jarett Levan is the son of Alan B. Levan, who is the Company’s Chairman.

SETH M. WISE                                              Director since 2020

Seth M. Wise, age 55, was appointed Executive Vice President and as a director of the Company in connection with the Company’s spin-off from BVH during September 2020. Mr. Wise is President of The Altman Companies and Chief Executive Officer of Altman Living. Mr. Wise was a director and Executive Vice President of BVH prior to its spin-off of the Company in September 2020. Mr. Wise also served as a director of BVH from 2021, and a director of Bluegreen from 2017, until HGV’s acquisition of BVH in January 2024. He was also Executive Vice President of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) from 2012 until the completion of the BVH Merger in 2016. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that the Board benefits from the insight he brings with respect to the Company’s operations and investments.

BRETT SHEPPARD

Brett Sheppard, age 41, was appointed Chief Financial Officer of the Company in connection with the Company’s spin-off from BVH during September 2020. Mr. Sheppard previously was the Chief Accounting Officer of BVH. He joined BVH in 2017 and was appointed its Chief Accounting Officer in August 2018. Prior to joining BVH, Mr. Sheppard served as Corporate Controller of Equity One, Inc. and as a Senior Auditor with Ernst & Young LLP. Mr. Sheppard is a Certified Public Accountant and holds an M.Pr.A. and B.B.A. in Accounting and Finance.

MARCIA BARRY-SMITH                            Director since 2021

Marcia Barry-Smith, age 80, was appointed to the Company’s Board of Directors during September 2021. Since 2012, Ms. Barry-Smith has served as President and Chief Executive Officer of MBS Consulting Advisors. Prior to joining MBS Consulting Advisors, Ms. Barry-Smith was employed in the banking industry for over 30 years, including serving as Senior Vice President and CRA Officer of BankAtlantic and Senior Vice President of Citizens Federal Bank. The Company’s Board of Directors believes that Ms. Barry-Smith provides valuable insight and expertise to the Board based on, among other things, her professional, business and financial acumen, including as a consultant to companies within a variety of industries as well as her experience in the banking industry. The Board also believes it benefits from Ms. Barry Smith’s relationships within the South Florida business community and her charitable endeavors.

NORMAN H. BECKER                                          Director since 2020

Norman H. Becker, age 87, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2016. He also was a director of Bluegreen since 2003 and was re-appointed to BVH’s Board of Directors during May 2021 and served on BVH’s Board until HGV’s acquisition of BVH in January 2024. Mr. Becker is currently, and has been for more than thirteen years, self-employed as a Certified Public Accountant. Mr. Becker was the Chief Financial Officer and Treasurer of Proguard Acquisition Corp., as well as a member of its Board of Directors, until his resignation from such positions during June 2012. Mr. Becker was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. The Company’s Board of Directors believes that Mr. Becker’s business, financial and accounting expertise allow him to provide valuable insight to the Board and that his accounting and financial knowledge make him a valuable resource for the Audit Committee.

ANDREW R. CAGNETTA, JR.                                                    Director since 2020

Andrew R. Cagnetta Jr., age 59, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2018. Mr. Cagnetta is the Chief Executive Officer of Transworld Business Advisors, LLC, an international business brokerage firm headquartered in West Palm Beach, Florida. The Company’s Board of Directors believes that Mr. Cagnetta is a valuable asset to the Board based on his understanding of, and connections in, the overall business market and his knowledge and experience with respect to business acquisitions, valuations, and sales, including developments and trends with respect thereto, and other business and financial matters generally.

STEVEN M. COLDREN                                          Director since 2020

Steven M. Coldren, age 76, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2016. Mr. Coldren joined BVH’s Board of Directors in connection with the completion of the BVH Merger during December 2016 after serving as a director of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) since 1986. Mr. Coldren is the President/Founder of Business Information Systems, Inc., a distributor of commercial recording systems since 1982. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems. The Company’s Board of Directors believes that Mr. Coldren’s business and financial experience as the President/Founder of Business Information Systems, Inc. and Chairman of Medical Information Systems Corp., combined with his knowledge of the Company’s business as a consequence of his long history of service as a director of BVH and its predecessors, is valuable to the Board.

GREGORY A. HAILE                                                         Director since 2020

Gregory A. Haile, age 47, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2019. Mr. Haile served as the President of Broward College from July 2018 to October 2023. He currently serves as deputy and audit chair of the Federal Reserve Bank of Atlanta. From September 2011 to June 2018, he was the General Counsel and Vice President for Public Policy and Government Affairs for Broward College. Prior to joining Broward College, Mr. Haile was an attorney in private practice. The Company’s Board of Directors believes that Mr. Haile provides valuable input and contributions to the Board based on, among other things, his leadership and governance experience, and his relationships within and knowledge of the South Florida community. He also has a significant history of local and national board and committee service, including his current service.

WILLIS N. HOLCOMBE                                                     Director since 2020

Willis N. Holcombe, age 79, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2016. Dr. Holcombe joined BVH’s Board of Directors in connection with the completion of the BVH Merger during December 2016 after serving as a director of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) since 2003. Dr. Holcombe served as the Chancellor of the Florida College System from October 2007 until his retirement from that position in November 2011 and as interim President of Florida State College at Jacksonville from January 2013 through December 2013. He previously served as the President of Broward Community College from January 1987 until January 2004, as well as interim President from November 2006 to July 2007. Dr. Holcombe also served as a director on the Florida Prepaid College Board from January 2008 through November 2011. The Company’s Board of Directors believes that Dr. Holcombe’s academic background and management acumen, including his previous service as Chancellor of the Florida College System, give him a unique perspective to provide meaningful insight to the Board and that the Board also benefits from Dr. Holcombe’s knowledge of, and relationships within, the South Florida community.

ANTHONY P. SEGRETO                                                     Director since 2020

Anthony P. Segreto, age 74, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2016. Mr. Segreto joined BVH’s Board of Directors in connection with the completion of the BVH Merger during December 2016 after serving as a director of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) since 2012 and an advisory director from 2009 until 2012. Mr. Segreto also served as a consultant to BankAtlantic from October 2009 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Segreto was an integral part of the South Florida NBC news team for 40 years where he was a well-respected reporter and anchor for both sports and news. He has also served on the boards of a number of nonprofit organizations, including as a member of the Board of Governors of the Huizenga School of Business and Entrepreneurship and the Community Foundation of Broward. The Company’s Board of Directors believes that it benefits from Mr. Segreto’s recognition, relationships and community involvement in Florida, as well as his business acumen.

NEIL STERLING                                                               Director since 2020

Neil Sterling, age 73, was appointed to the Company’s Board of Directors in connection with the Company’s spin-off from BVH during September 2020 after serving as a director of BVH since 2003. Mr. Sterling has been the principal of The Sterling Resources Group, Inc., a business development consulting firm, since 1998. He is also the Founder and Chief Executive Officer of SRG Technology, LLC, a software development company. The Company’s Board of Directors believes that, as a result of his experience as an executive and business consultant and his resulting exposure to, and knowledge of, numerous companies and industries, Mr. Sterling is able to bring strategic insight to the Board. In addition, the Board believes that Mr. Sterling provides a valuable perspective resulting from his not-for-profit services as a former member of the Broward County School Board, Founding Chairperson of PACA, and member of the Florida Ethics Commission, among other charitable and not-for-profit services.

Additional Information Regarding Directors and Executive Officers

Under the Company's Bylaws, each director serves for a term expiring at the Company's next annual meeting of shareholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

Except as described above with respect to Mr. Alan Levan and Mr. Jarett Levan, there is no family relationship between any of the Company's directors and executive officers. In addition, except as described in the footnotes to the “Security Ownership of Certain Beneficial Owners and Management” table in Item 12 below, no director or executive officer has any arrangement or understanding between him and any other person(s) pursuant to which he is to be selected as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company's equity securities with the SEC. The Company's directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to the Company’s executive officers, directors and greater than 10% shareholders were complied with on a timely basis during the year ended December 31, 2024.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing transactions in the Company’s securities (including purchases, sales and other dispositions of the Company’s securities) by directors, officers and employees of the Company and its subsidiaries, as well as certain affiliates of such individuals, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of the Company’s website at www.bbxcapital.com. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, or principal accounting officer) on its website or otherwise make such amendments or waivers available as required or permitted under applicable rules and regulations of the SEC.

The Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee are Norman H. Becker, Chairman, Andrew R. Cagnetta, Jr., and Steven M. Coldren. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations. The Board also determined that Mr. Becker qualifies as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation which was paid by the Company to, earned by or accrued by the Company on behalf of, Jarett S. Levan, the Company’s Chief Executive Officer and President, Seth M. Wise, Executive Vice President of the Company, Alan B. Levan, the Company’s Chairman, and John E. Abdo, the Company’s Vice Chairman (collectively, the “Named Executive Officers”), for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jarett S. Levan	2024	900,000	810,000	-	-	51,575	(3)	1,761,575
Chief Executive Officer and President	2023	900,000	1,350,000	2,120,000	-	48,956	(3)	4,418,956
Seth M. Wise	2024	900,000	810,000	-	-	48,240	(4)	1,758,240
Executive Vice President	2023	900,000	2,410,000	1,060,000	-	38,685	(4)	4,408,685
Alan B. Levan	2024	750,000	450,000	-	-	171,918	(5)	1,371,918
Chairman of the Board of Directors	2023	750,000	1,500,000	-	-	175,533	(5)	2,425,533
John E. Abdo	2024	750,000	450,000	-	-	191,162	(6)	1,391,162
Vice Chairman of the Board of Directors	2023	750,000	1,500,000	-	-	192,536	(6)	2,442,536

(1)        Represents the annual bonus payment paid to the applicable Named Executive Officer in respect of his annual bonus opportunity, as described in further detail under “NEO Compensation and Employment Agreements” below. In addition, the bonuses for Mr. Wise, Mr. Alan Levan, and Mr. Abdo for 2023 include cash awards of $1,060,000, $375,000 and $375,000, respectively, which were granted under the Company’s Incentive Plan in lieu of restricted stock awards in such amounts. These cash awards were granted in January 2024 for services performed in 2023, subject to the terms of the Incentive Plan and the applicable award agreements, and are scheduled to vest in three equal annual installments beginning in October 2024. The first annual installment of each such cash award vested in October 2024. No cash awards have been granted under the Company’s Incentive Plan for services in 2024.

(2)     Represents, for 2023, the grant date fair value of restricted stock awards of 232,711 shares of the Company’s Class A Common Stock granted to Mr. Jarett Levan and 116,356 shares of the Company’s Class A Common Stock granted to Mr. Wise during January 2024 for services performed in 2023. Such restricted stock awards were granted under the Company’s Incentive Plan and, subject to the terms of the Incentive Plan and the applicable award agreements, are scheduled to vest in three equal annual installments, with the first such installments having vested in October 2024. There have been no restricted stock awards granted under the Company’s Incentive Plan for services performed in 2024. See also “Outstanding Equity Awards at Fiscal-Year End 2024” below. Assumptions used in the calculation of the grant date fair value of these restricted stock awards are discussed in Note 18 to the Company's audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)         Includes membership dues to community and professional organizations totaling $37,775 for 2024 and $35,756 for 2023 as well as costs of annual executive physicals and matching contributions to the Company’s 401(k) plan.

(4)         Includes an automobile allowance, membership dues to community and professional organizations, and matching contributions to the Company’s 401(k) plan.

(5)       Includes, for each of 2024 and 2023, life and disability insurance premium payments of $135,567 as well as an automobile allowance, membership dues to community and professional organizations, and matching contributions to the Company’s 401(k) plan.

(6)        Includes a total of $177,362 and $179,336 of management fees and rent paid by the Company to Abdo Companies, Inc. for 2024 and 2023, respectively. Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc. The amounts for 2024 and 2023 also include membership dues to community and professional organizations and matching contributions to the Company’s 401(k) plan.

NEO Compensation and Employment Agreements

During March 2024, the Company entered into new employment agreements with its executive officers, including each of the Named Executive Officers. The new employment agreements replace the Company’s previous employment agreements with its executive officers, which were initially entered into in May 2021. The terms of the new employment agreements are substantially the same as those contained in the previous employment agreements, except for any differences described below.

Under the terms of their respective employment agreements, each of the Named Executive Officers receives an annual base salary and is entitled to receive, among other things, bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. The following table sets forth information regarding the base salary and annual bonus opportunity and payment of or for the Named Executive Officers for 2024.

Executive Officer	2024 Base Salary	2024 Annual Bonus Opportunity(1)	2024 Annual Bonus Payment(2)
Jarett S. Levan	$900,000	150%	810,000
Seth M. Wise	$900,000	150%	810,000
Alan B. Levan	$750,000	100%	450,000
John E. Abdo	$750,000	100%	450,000

(1)   Represents the Named Executive Officer’s annual bonus opportunity for 2024, stated as a percentage of his then-current base salary.
(2)   Represents the annual bonus actually paid to the Named Executive Officer in respect of his annual bonus opportunity for 2024 (the amount actually paid to the applicable Named Executive Officer in respect of his annual bonus opportunity being hereinafter referred to as the “Annual Bonus”).

On January 16, 2024, the Compensation Committee approved decreases in the annual bonus opportunity of Alan B. Levan and John E. Abdo from 150% to 100% of their annual base salaries, in each case, effective beginning with the year ending December 31, 2024, as set forth in the table above. In March 2025, the 2025 base cash compensation for each executive officer was reduced by 50%, but the bonus opportunity for such executives was increased by an amount commensurate with the decrease in base cash compensation. As such, the 2025 base salary for each of Mr. Jarett Levan and Mr. Wise was reduced from $900,000 to $450,000 effective March 28, 2025 and their bonus opportunity was increased from $1,350,000 to $1,800,000. For each of Mr. Alan Levan and Mr. Abdo, the 2025 base salary was reduced from $750,000 to $375,000, and their bonus opportunity was increased from $750,000 to $1,125,000

In addition to base salary and annual bonus opportunities, each Named Executive Officer is also entitled under his respective employment agreement to receive awards, including restricted stock awards and performance-based cash awards, under the Company’s Incentive Plan. See footnotes 1 and 2 to the “Summary Compensation Table” above for information regarding the restricted stock and cash awards granted to the Named Executive Officers under the Company’s Incentive Plan for their services performed in 2023. As described in such footnotes, no restricted stock or cash awards have been granted under the Company’s Incentive Plan to any of the Named Executive Officers for services performed in 2024.

In January 2025, the Compensation Committee did not grant any long term compensation to the NEO’s but approved annual long-term incentive compensation opportunities for 2025 for the Company’s executive officers, including the opportunity for each of Mr. Jarett Levan and Mr. Wise to be granted up to approximately $2,120,000 of awards and the opportunity for each of Mr. Alan Levan and Mr. Abdo to be granted up to approximately $375,000 of awards, each of which may be payable in cash or restricted stock awards at the election of the recipient. Any such grants will be at the discretion of the Compensation Committee.

Each employment agreement has an initial term of three years (expiring in March 2027) and provides for annual renewal terms unless either the applicable Named Executive Officer or the Company elects for the agreement to expire at the end of the then-current term or the agreement is earlier terminated as set forth below.

Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the applicable Named Executive Officer for “Good Reason” (as such terms are defined in the employment agreement). If an employment agreement is terminated by the Company for “Cause,” the applicable Named Executive Officer will be entitled to receive his base salary through the date of termination. If an employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” the applicable Named Executive Officer will be entitled to receive (i) his base salary through the date of termination, (ii) the prorated portion of the Named Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of termination, and (iii) the following severance payments. Each of Mr. Jarett Levan and Mr. Wise will be entitled to receive a severance payment in an amount equal to (a) 1.5 times the sum of his annual base salary and annual bonus opportunity at the date of termination or (b) 2 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement). Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to (a) 2 times the sum of his annual base salary and annual bonus opportunity at the date of termination or (b) 2.99 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control.” In addition, if a Named Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” the Company will be required to provide the Named Executive Officer with continued benefits, including, without limitation, health and life insurance, for the following periods: (x) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs if such termination occurs within two years after a Change in Control) in the case of Mr. Jarett Levan and Mr. Wise; and (y) two years following the year in which the termination occurs (or three years following the year in which the termination occurs if such termination occurs within two years after a Change in Control) in the case of each of Mr. Alan Levan and Mr. Abdo . Further, if a Named Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” all incentive stock options, restricted stock awards, and cash-based long-term incentive awards previously granted to the Named Executive Officer by the Company but not yet vested as of the termination date will immediately accelerate and fully vest as of the termination date. Each employment agreement will also be terminated upon the Named Executive Officer’s death, in which case the applicable Named Executive Officer’s estate will, under the new employment agreements, be entitled to receive (i) his base salary through the date of his death and (ii) the unvested portion of any restricted stock award or cash-based long-term incentive awards granted to the Named Executive Officer prior to his death. Under the prior employment agreements, upon a termination due to the Named Executive Officer’s death, the applicable Named Executive Officer’s estate would have been entitled to receive (i) his base salary through the date of his death and (ii) the prorated portion of the applicable Named Executive Officer’s Annual Bonus through the date of his death, and (iii) a death benefit equal to his annual base salary. The Company’s obligation to make and provide the post-termination payments and benefits described in this paragraph is subject to the applicable Named Executive Officer’s entry into and compliance with a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both the Named Executive Officer and the Company and provided for by Florida law and his execution of a general release in a form acceptable to the Board.

Outstanding Equity Awards at Fiscal-Year End 2024

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2024, all of which were granted under the Company’s Incentive Plan and represent restricted stock awards of shares of the Company’s Class A Common Stock.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock that have not		Market Value of Shares or Units of Stock that have not	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights that have not	Equity Incentive Plan Awards Market of Payout Value or Unearned Shared, Units or Other Rights that have not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested
Jarett S. Levan	—	—	N/A	—	—	77,656	(1)	563,977	N/A	N/A
Jarett S. Levan	—	—	N/A	—	—	155,141	(2)	1,126,712	N/A	N/A
Seth M. Wise	—	—	N/A	—	—	38,828	(1)	281,988	N/A	N/A
Seth M. Wise	—	—	N/A	—	—	77,571	(2)	563,359	N/A	N/A

(1)    Vesting pro-rata over three years, with the first and second installments having vested on October 1, 2023 and October 1, 2024, respectively.
(2)    Vesting pro-rata over three years, with the first installment having vested on October 1, 2024.

Director Compensation

The compensation policy for the Company’s non-employee directors has been designed to compensate directors fairly for work required by a company of similar size and scope to the Company and based on a structure that is simple, transparent and easy for shareholders to understand.

The Company’s non-employee directors are currently compensated for their service on the Company’s Board of Directors and its committees through cash fees. Each non-employee director receives an annual cash retainer of $100,000 for his or her service on the Company’s Board of Directors. In addition, the Chairman of the Audit Committee receives an annual cash retainer of $20,000; all other members of the Audit Committee receive annual cash retainers of $16,000; and the Chairman of the Compensation Committee and the Chairman of the Nominating/Corporate Governance Committee each receives an annual cash retainer of $3,500. Other members of the Compensation Committee and the Nominating/Corporate Governance Committee do not currently receive additional compensation for their service on those committees.

Director Compensation Table - 2024

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)
Marcia Barry-Smith	100,000
Norman Becker	120,000
Andrew R. Cagnetta, Jr.	116,000
Steven M. Coldren	119,500
Gregory A. Haile	102,667
Willis N. Holcombe	100,000
Anthony P. Segreto	100,000
Neil Sterling	103,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 17, 2025, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, the table includes information regarding the shares of the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of March 17, 2025. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Class A Common Stock or Class B Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after March 17, 2025. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name of Beneficial Owner	Notes	Class A Common Stock Ownership	Class B Common Stock Ownership	% of Class A Common Stock	% of Class B Common Stock
Levan BFC Stock Partners LP	(1,2,3,6)	839,252	1,201,581	17.6%	31.2%
Alan B. Levan	(1,2,3,4,5,6,7)	460,798	3,710,015	35.5%	96.3%
John E. Abdo	(1,2,3,5)	1,201,891	1,495,311	22.7%	38.8%
Jarett S. Levan	(1,2,3,6,7,8)	1,180,585	677,965	19.2%	26.3%
Seth M. Wise	(1,2,3,7,9,)	490,702	335,158	7.7%	8.7%
Marcia Barry-Smith	(2)	0	0	0.0%	0.0%
Norman H. Becker	(2)	1,204	0	*	0.0%
Andrew R. Cagnetta, Jr.	(2)	1,000	0	*	0.0%
Steven M. Coldren	(2)	1,893	0	*	0.0%
Gregory A. Haile	(2)	0	0	0.0%	0.0%
Willis N. Holcombe	(2)	0	0	0.0%	0.0%
Anthony P. Segreto	(2)	0	0	0.0%	0.0%
Neil Sterling	(2)	0	0	0.0%	0.0%
Dr. Herbert A. Wertheim	(1,10)	793,632	83,290	8.4%	2.2%
All directors and executive officers of the Company
as a group (13 persons)	(1,2,3,4,5,6,7,8,9)	4,255,209	3,710,015	56.5%	96.3%

*   Less than one percent of class

(1)    Shares of the Company’s Class B Common Stock are convertible on a share-for-share basis into shares of the Company’s Class A Common Stock at any time in the holder's discretion. The number of shares of Class B Common Stock held by each beneficial owner and convertible within 60 days after March 17, 2025 into shares of Class A Common Stock is not separately included in the “Class A Common Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Common Stock held by each beneficial owner.
(2)    Mailing address is 201 East Las Olas Boulevard, Suite 1900, Fort Lauderdale, Florida 33301.
(3)    The Company may be deemed to be controlled by Messrs. Alan Levan, Abdo, Jarett Levan and Wise, who collectively may be deemed to have an aggregate beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 84% of the total voting power of the Company’s common stock.
(4)    Mr. Alan Levan’s beneficial holdings include 1,201,581 shares of Class B Common Stock and 839,252 shares of Class A Common Stock owned by Levan BFC Stock Partners LP, 167,653 shares of Class A Common Stock held by an irrevocable trust for Mr. Levan, and 207,101 shares of Class A Common Stock held by an irrevocable trust for Susana C. Levan. Mr. Alan Levan’s beneficial holdings also include 7,344 shares of Class A Common Stock held through trusts for the benefit of his children, and 78,700 shares of Class A Common Stock held by the Susie and Alan B. Levan Family Foundation. In addition, Mr. Alan Levan’s beneficial holdings of Class B Common Stock include the shares of Class B Common Stock held by Mr. Abdo, Mr. Jarett Levan and Mr. Wise, as described below.
(5)   Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Abdo has granted to Mr. Alan Levan a proxy to vote the shares of Class B Common Stock that Mr. Abdo beneficially owns. As a result, the shares of Class B Common Stock beneficially owned by Mr. Abdo are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Abdo has also agreed not to sell any of his shares of Class B Common Stock without first converting those shares into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Abdo have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. The agreement also provides for Mr. Jarett Levan to succeed to Mr. Alan Levan’s rights under the agreement in the event of Mr. Alan Levan’s death or disability.

(6)    Mr. Alan Levan and Mr. Jarett Levan are parties to an agreement pursuant to which Mr. Jarett Levan has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Alan Levan votes his shares of Class B Common Stock. As a result, the shares of Class B Common Stock beneficially owned by Mr. Jarett Levan are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Jarett Levan has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of his shares of Class B Common Stock into shares of Class A Common Stock if the effect of such conversion or sale would reduce his ownership of Class B Common Stock below a specified number of shares. Pursuant to the agreement, Mr. Alan Levan and Mr. Jarett Levan have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.
(7)    Mr. Jarett Levan and Mr. Wise are parties to an agreement pursuant to which Mr. Wise has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Jarett Levan’s shares of Class B Common Stock are voted. As a result of this agreement and the above-described agreement between Mr. Alan Levan and Mr. Jarett Levan, the shares of Class B Common Stock beneficially owned by Mr. Wise are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Wise has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock or convert such shares of Class B Common Stock into shares of Class A Common Stock, in each case, without first offering Mr. Jarett Levan the right to purchase such shares. Pursuant to the agreement, Mr. Jarett Levan and Mr. Wise have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.

(8)    Mr. Jarett Levan’s beneficial holdings include 35,682 shares of Class A Common Stock and 4,271 shares of Class B Common Stock owned by Jarett Levan Investment Trust, 480 shares of Class A Common Stock and 13,078 of Class B Common Stock owned by UTMA Custodian for Children, and 500,557 of Class A Common Stock owned by Jarett Levan Children's Trust.

(9)    Mr. Wise’s holdings of Class A Common Stock include 50 shares held in his spouse’s IRA which he may be deemed to beneficially own.
(10)  Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicated that Dr. Wertheim had no intention to directly or indirectly manage or control the Company. Dr. Wertheim’s mailing address, as reported by him, is 191 Leucadendra Drive, Coral Gables, Florida 33156.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2024, information regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	—	—	399,717	(1)
Equity compensation plans not approved by shareholders	—	—	—

  (1)  Represents shares available for grant under the Company’s Incentive Plan as of December 31, 2024.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Certain Relationships and Related Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s Chief Executive Officer and President and a director of the Company, and Seth M. Wise, the Company’s Executive Vice President and a director of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 84% of the Company’s total voting power. See “Security Ownership of Certain Beneficial Owners and Management” below for further information.

In connection with BVH’s 2020 spin-off of the Company, BVH issued a $75.0 million note payable to the Company that accrued interest at a rate of 6% per annum and required payments of interest on a quarterly basis. In December 2021, BVH made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. Additionally, in May 2023, the Company and BVH agreed to a discounted prepayment of $15.0 million of the principal balance of the note pursuant to which the Company received proceeds of $14.1 million in return for a principal reduction of $15.0 million. During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $2.4 million, respectively, of interest income relating to accrued interest on the note from BVH. In connection with HGV’s acquisition of BVH during January 2024, the $35.0 million outstanding balance of the note payable owed to the Company was paid in full.

For the years ended December 31, 2024 and 2023, the Company received $22,000 and $0.7 million, respectively, from BVH for investor relations, accounting and management advisory services provided by the Company, and received approximately $12,000 and $0.3 million, respectively, of rent from BVH for office space provided by the Company, which in each case represents the Company’s actual cost of providing the services or space, as the case may be. The Company also received $12,000 and $0.8 million for providing risk management consulting services to BVH for the years ended December 31, 2024 and 2023, respectively.

In connection with HGV’s acquisition of BVH during January 2024, all agreements, transactions, and relationships between the Company and BVH were terminated.

During the years ended December 31, 2024 and 2023, the Company paid Abdo Companies, Inc. approximately $177,000 and $179,000, respectively, for certain management services and rent. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The Company earns property management and development management fees from property management agreements and development service contracts with certain real estate joint venture entities in which the Company is the managing member and from other affiliated entities. The Company received property management and development management fees from affiliates of $5.6 million and $11.2 million during the years ended December 31, 2024 and 2023. The Company is also the general contractor for the construction of multifamily apartment communities for certain real estate joint ventures in which the Company is the managing member and recognized $59.9 million and $114.2 million of revenue for these services during the years ended December 31, 2024 and 2023, respectively.

Certain of the Company's executive officers (i) have made investments with their personal funds as non-managing members in the Altis Grand Kendall joint venture that is consolidated in the Company's financial statements and (ii) may in the future make similar investments as non-managing members in real estate joint ventures sponsored by Altman Living. In such circumstances, the executive officers may only make such investments if such investments are offered to outside investors on similar terms, and their investments in the real estate joint ventures will be entitled to profits similar to those earned by unaffiliated, non-managing members rather than the profits to which the Company will be entitled as the managing member. In addition, pursuant to the terms of their employment agreements, two executive officers of Altman Living have previously invested their personal funds in the managing member of real estate joint ventures sponsored by Altman Living, and their investments in the managing member of these real estate joint ventures are entitled to profits similar to those earned by the managing member.

Altman Living and Altman Logistics Properties, LLC, a wholly owned subsidiary of the Company (“Altman Logistics”), have each established an employee incentive program that provides loans to employees to invest in the managing members of real estate joint ventures sponsored by Altman Living or Altman Logistics, as applicable. The loans generally accrue interest at the Prime Rate plus a specified spread and are secured by the employees' membership interests in the managing member entities. The membership interests vest upon the achievement of certain project milestones related to the development and sale of the applicable projects, provided the applicable employee remains employed by Altman Living or Altman Logistics, as applicable, upon the achievement of such milestones. Further, the loans are payable upon the sale of the applicable projects.

Determination of Director Independence

The Company’s Board of Directors has determined that Marcia Barry-Smith, Norman H. Becker, Andrew R. Cagnetta, Jr., Steven M. Coldren, Willis N. Holcombe, Anthony P. Segreto and Neil Sterling, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC. The Board made such independence determinations using the definition of independence set forth in the rules of the OTCQX based on a review of transactions and relationships between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. In making its independence determination, the Board discussed and considered that Mr. Becker served on the Board of Directors and Audit and Compensation Committees of BVH until BVH was acquired by HGV in January 2024. BVH was the parent company of the Company prior to its spin-off of the Company on September 30, 2020, at which time the Company became a separate publicly-traded company. With respect to Mr. Coldren, the Board discussed and considered that he is the President of Business Information Systems, Inc., a company which leased approximately 6,000 square feet of office space from Abdo Companies, Inc., of which John E. Abdo, the Company’s Vice Chairman, is President. The annual rent under the lease was approximately $185,000, which the Board was advised reflected the market rate. The Board determined that such relationships and transactions with Messrs. Becker and Coldren did not constitute material relationships or transactions that would impair their independence.

Item 14. Principal Accountant Fees and Services

Grant Thornton served as the independent registered public accounting firm for the Company for 2024 and 2023. The following table sets forth the fees billed to the Company by Grant Thornton for 2024 and 2023.

	2024	2023
(in thousands)
Audit Fees (1)	$1,221	1,274
Audit-Related Fees	—	—
All Other Fees	—	—
Total Fees	$1,221	1,274

(1) Represents, for each year, fees for services related to the Company’s annual financial statement audit and quarterly reviews.

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. The independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is subject to approval each year by the Audit Committee. The Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023.

Consolidated Statements of Operations and Comprehensive (loss) Income for each of the years in the three year period ended December 31, 2024.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2024.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2024.

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

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
3.2	Bylaws of the Registrant	Exhibit 3.2 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
4.1	Description of the Registrant's Securities	Filed with this Report
10.1

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

Exhibit 10.7 of Registrant’s Form 10 Amendment No. 2 filed August 27, 2020
10.2	Credit Facility Agreement, dated as of October 22, 2020, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed October 22, 2020
10.3	First Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of July 13, 2021, by and among Renin Canada Corp., Renin US LLC, and The Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed July 19, 2021
10.4	Second Amendment to the 2020 TD Bank Credit Facility Agreement, dated as of November 9, 2021, by and among Renin Canada Corp., Renin US LLC, and the Toronto-Dominion Bank	Exhibit 10.1 of Registrant’s Form 10Q filed November 15, 2021
10.5	Fifth Amendment to 2020 TD Bank Credit Facility Agreement dated as of February 3, 2023	Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on February 9, 2023
10.6	Sixth Amendment to 2020 TD Bank Credit Facility Agreement dated as of October 3, 2023	Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on October 10, 2023
10.7	Amended and Restated Credit Agreement dated as of March 13, 2024	Exhibit 10.64 of Registrant’s Form 10K filed March 15, 2024
10.8	First Amendment to the Amended and Restated Credit Agreement dated as of January 31, 2025	Filed with this Report

10.9	Employment Agreement between the Company and Alan B. Levan*	Exhibit 10.13 of Registrant’s Form 10K filed March 15, 2024
10.10	Employment Agreement between the Company and John E. Abdo*	Exhibit 10.14 of Registrant’s Form 10K filed March 15, 2024
10.11	Employment Agreement between the Company and Jarett S. Levan*	Exhibit 10.15 of Registrant’s Form 10K filed March 15, 2024
10.12	Employment Agreement between the Company and Seth M. Wise*	Exhibit 10.16 of Registrant’s Form 10K filed March 15, 2024
10.13	Employment Agreement between the Company and Brett Sheppard*	Exhibit 10.17 of Registrant’s Form 10K filed March 15, 2024
10.14	Exit Credit Facility Term Loan Agreement between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.15	Exit Credit Facility Term Loan Note made by IT’SUGAR	Exhibit 10.2 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.16	Exit Financing Security Agreement between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.3 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.17	Bankruptcy Court Order Confirming the Plan of Reorganization for IT’SUGAR, LLC.	Exhibit 10.4 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.18	IT’SUGAR, LLC Plan of Reorganization.	Exhibit 10.5 of Registrant’s Current Report on Form 8K filed on June 17, 2021
10.19	BBX Capital, Inc. 2021 Incentive Plan, As Amended*	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2024

19.1	BBX Capital, Inc. Insider Trading Policy	Filed with this Report
21.1	Subsidiaries of the Registrant	Filed with this Report
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended	Filed with this Report
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed with this Report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*  Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.
March 24, 2025	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 24, 2025
Alan B. Levan	Chairman of the Board

/s/ John E. Abdo		March 24, 2025
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 24, 2025
Jarett S. Levan	Chief Executive Officer and President

/s/ Seth M. Wise		March 24, 2025
Seth M. Wise	Executive Vice President and Director

/s/Brett Sheppard		March 24, 2025
Brett Sheppard	Chief Financial Officer

/s/Marcia Barry-Smith		March 24, 2025
Marcia Barry-Smith	Director

/s/Norman H. Becker		March 24, 2025
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 24, 2025
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 24, 2025
Steven M. Coldren	Director

/s/Gregory A. Haile		March 24, 2025
Gregory A. Haile	Director

/s/Willis N. Holcombe		March 24, 2025
Willis N. Holcombe	Director

/s/Tony P. Segreto		March 24, 2025
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 24, 2025
Neil A. Sterling	Director