Form 10-K/A
period 2024-12-31
BBX Capital, Inc.
filed 2025-03-25
CIK 1814974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, was $46.0 million (computed by reference to the price at which the common stock was sold).

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

EXPLANATORY NOTE

BBX Capital, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”), to correct the date of the Report of Independent Registered Public Accounting Firm from March 21, 2025 to March 24, 2025, to correct the aggregate market value of the registrant's common stock held by non-affiliates of the registrant from $57.0 million to $46.0 million, and to correct the hyperlinks in Exhibit 10.14 and 21.1.  Accordingly, we hereby amend and replace the Report of Independent Registered Public Account Firm (PCAOB ID Number 248) in its entirety, change the aggregate market value of the registrant's common stock held by non-affiliates of the registrant from $57.0 million to $46.0 million in the Cover Page, and replace the hyperlinks in Exhibit 10.14 and 21.1 in the Original Filing.

Except as described above, no other information contained in Form 10-K is amended by this Form 10-K/A.

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

Fort Lauderdale, Florida
March 24, 2025

F-2

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description	Reference

10.14	Exit Credit Facility Term Loan Agreement between IT’SUGAR and SHL Holdings, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8K filed on June 17, 2021
21.1	Subsidiaries of the Registrant	Filed with this Report
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL, INC.
March 25, 2025	By:	/s/ Jarett S. Levan
Jarett S. Levan, Chief Executive Officer and President

75